Form 10-Q
period 1996-03-31
NATIONAL REGISTRY INC
filed 1996-05-13
CIK 847555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996    COMMISSION FILE NUMBER 0-20270



                           THE NATIONAL REGISTRY INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        95-4346070
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

            2501 - 118TH AVENUE NORTH, ST. PETERSBURG, FLORIDA 33716
              (Address of principal executive offices and zip code)

                                 (813) 573-3353
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



         There were 24,837,421 shares of outstanding Common Stock of the registrant as of May 9, 1996.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                    March 31,     December 31,
ASSETS                                                               1996            1995
                                                                   --------         --------
CURRENT ASSETS
  Cash and cash equivalents                                        $  5,838         $    178
  Receivables                                                         1,019               21
  Prepaid expense                                                        53              182
  Deferred charges                                                      115              159
  Inventory                                                               0              143
  Note receivable-related party                                          60               60
  Other                                                                  13               12
                                                                   --------         --------
      Total current assets                                            7,098              755
                                                                   --------         --------
EQUIPMENT
  Computer equipment                                                  1,960            1,848
  Office equipment and other                                            224              215
                                                                   --------         --------
                                                                      2,184            2,063
    Less accumulated depreciation                                    (1,401)          (1,323)
                                                                   --------         --------
                                                                        783              740
                                                                   --------         --------
Investment                                                              105              105
                                                                   --------         --------
TOTAL ASSETS                                                       $  7,986         $  1,600
                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    547         $    510
                                                                   --------         --------
      Total current liabilities                                         547              510
                                                                   --------         --------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 50,000,000 shares
    Issued and outstanding - 24,359,753 and 24,244,253 shares
     as of March 31, 1996 and December 31, 1995, respectively           244              242
  Preferred stock,  $.01 par value convertible
    Authorized - 1,000,000 shares
    Issued and outstanding - 100,800 and 100,000 shares as of
      March 31, 1996 and
      December 31, 1995, respectively
    (liquidation preference of $100 per share)                            1                1
  Capital in excess of par value                                     33,851           26,475
  Deficit accumulated in the development stage                      (26,471)         (25,376)
  Unamortized deferred compensation                                    (186)            (252)
                                                                   --------         --------
                                                                      7,439            1,090
                                                                   --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  7,986         $  1,600
                                                                   ========         ========

                             See accompanying notes


                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                            From October
                                                                            23, 1991 to
                                                     Three Months          March 31, 1996
                                                       March 31,            (Inception
                                                     1996        1995         to Date)
                                                 --------    --------     ------------
Revenue                                          $  1,084    $     13     $      1,485
Cost of Revenue                                       579           7              853
                                                 --------    --------     ------------
  GROSS PROFIT                                        505           6              632
                                                 --------    --------     ------------

OPERATING EXPENSES:
  Selling and marketing                               645         232            8,550
  Product development                                 323         474            8,197
  General and administrative                          690         403           11,022
                                                 --------    --------     ------------
TOTAL OPERATING EXPENSES                            1,658       1,109           27,769

OTHER INCOME:
  Interest Income                                      58           8              666
                                                 --------    --------     ------------
NET LOSS                                         ($ 1,095)   ($ 1,095)    ($    26,471)
                                                 ========    ========     ============


Loss per common share                            ($  0.04)   ($  0.06)    ($      1.39)


Weighted average number of common shares           24,335      19,822           19,091


                             See accompanying notes.


                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        From October 23,
                                                              Three Months Ended         1991 (Inception)
                                                                      March 31,           to March 31,
                                                                1996        1995             1996
                                                             -----------  ----------   ----------------
Cash used in operating activities:
  Net Loss                                                     ($1,095)    ($1,095)         ($26,471)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
Compensation applicable to stock option grants                       66          81             3,155
Compensation applicable to stock gifts by
      principal stockholder                                         ---         ---               195
    Compensation applicable to Phoenix stock grant                  ---         ---               183
    Compensation applicable to Cogent warrants                      ---         ---               176
    Compensation applicable to Cogent stock                         ---         ---               250
    Depreciation                                                    114         144             1,926
    Compensation applicable to transfer of stock                    ---         ---                 9
    Expenses paid by Home Shopping Network                          ---         ---               647
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                                         (933)        (10)             (935)
      Prepaid expense                                               129         136              (53)
      Deferred charges                                               44         ---             (115)
      Inventory                                                     143         ---                 0
      Note from related party                                       ---         ---              (60)
      Other assets                                                 (66)          13              (91)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                       37         184               547
                                                             -----------  ----------  ----------------
  Total adjustments                                               (466)         558             5,834
                                                             -----------  ----------  ----------------
Net cash used in operating activities                           (1,561)       (537)          (20,637)
                                                             -----------  ----------  ----------------
Cash used in investing activities:
  Additions to organizational costs                                 ---         ---               (6)
  Purchase of equipment                                           (157)         (6)           (2,529)
  Increase in investments                                           ---         ---             (105)
                                                             -----------  ----------  ----------------
Net cash used in investing activities                             (157)         (6)           (2,640)
                                                             -----------  ----------  ----------------
Cash provided by financing activities:
  Proceeds from issuance of common stock                            173       3,970            12,240
  Proceeds from issuance of preferred stock                       7,205         ---            12,205
  Capital contributions from related parties                        ---         ---             4,660
                                                             -----------  ----------  ----------------
Net cash provided by financing activities                         7,378       3,970            29,105
                                                             -----------  ----------  ----------------

Net increase in cash and cash equivalents                         5,660       3,427             5,828
Cash and cash equivalents at beginning of period                    178         645               ---
Cash received from merger                                           ---         ---                10
                                                             -----------  ----------  ----------------
Cash and cash equivalents at end of period                       $5,838      $4,072            $5,838
                                                             ===========  ==========  ================

                                               See accompanying notes.

                                                         4

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 1996
                                   (Unaudited)



1. BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual financial statements of The National Registry Inc. (the "Company"). In the opinion of management, all adjustments (consisting only of normally recurring accruals) it considers necessary for a fair presentation have been included.

         The Company's condensed consolidated interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 29, 1996 and as amended on April 29, 1996.


2. PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

3. NET LOSS PER COMMON SHARE

         For the three month periods ended March 31, 1996 and 1995 and for the period October 23, 1991 (inception) to March 31, 1996, the loss per common share was computed by dividing net loss by the weighted average number of shares of common stock, par value $.01 per share (the "Common Stock"), outstanding during the period. Due to their anti-dilutive effect, the following shares were not included in the calculation: (1) common share equivalents, relating to the assumed conversion of the Series A Preferred into 6,336,154 shares of Common Stock, (2) common share equivalents, relating to the assumed conversion of the Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), into 5,228,758 shares of Common Stock, assuming conversion at March 31, 1996 (but subject to anti-dilution adjustment under certain circumstances), (3) exercise of certain vested stock options to purchase up to 2,825,334 shares of Common Stock and (4) exercise of certain warrants to purchase up to 359,785 shares of Common Stock of the Company.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4. STOCKHOLDERS' EQUITY

                  On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (the "Series B Preferred Stock Private Placement"). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight per cent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. The Company may redeem the Series B Preferred Stock, in cash, at a premium of up to 125% of the Stated Value commencing on July 30, 1996, or, under certain other circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.

             In connection with the Series B Preferred Stock Private Placement, the Company issued to Swartz Investments, LLC, the placement agent involved in the Series B Preferred Stock Private Placement, warrants to purchase 284,585 shares of Common Stock at an exercise price of $2.53 per share. Such warrants are exerciseable at any time and expire on January 29, 2001. The Company has also agreed to certain registration rights with respect to such warrants.

                  On February 20, 1996 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.  RESULTS OF DEVELOPMENT ACTIVITIES

         For the three month period ended March 31, 1996, the Company incurred a net loss of $1,095,000, resulting in a loss per common share of $0.04. This compares with a net loss and loss per common share for the three month period ended March 31, 1995 of $1,095,000 and $0.06 per common share. Approximately $180,000 of the net loss in the three month period ended March 31, 1996 and $225,000 of the net loss in the three month period ended March 31, 1995 were attributable to non-cash charges to income, including depreciation and the issuance of certain stock options.

REVENUE AND GROSS PROFIT

         For the three month period ended March 31, 1996, the Company reported operating revenues and gross profit of $1,084,000 and $505,000. This compares with operating revenues and gross profits of $13,000 and $6,000 for the three month period ended March 31, 1995. The increases are primarily due to the additions of the New Jersey State contract in August 1995 (representing revenue of approximately $67,000 per month through January 1997) and the Connecticut State contract in January 1996 (representing revenue of approximately $860,000 for the three months ended March 31, 1996). Revenues for the Connecticut contract are anticipated at approximately $24,000 per month for the balance of 1996 and $15,000 per month for the remaining two years of the contract. As a result, the operating revenues and gross profit for the three month period ended March 31, 1996 are not necessarily indicative of the results for the balance of 1996 or any other future period.

OPERATING EXPENSES

         The operating expenses for the three month period ended March 31, 1996 increased over the same period in 1995 by $549,000, or 50%. The increase for the three month period ended March 31, 1995 was primarily due to increases in Selling and Marketing expense primarily due to hiring of individuals to seek to develop strategic relationships and secure new contracts, increases in General and Administrative expense primarily due to the hiring of additional staff, increases in corporate communications expense and unabsorbed overhead associated with the Company's systems integration department, offset by decreases in Product Development expenses associated with development of the Microreader (as hereinafter defined) and decreases in depreciation expense for equipment which became fully depreciated in 1995. Operating expenses, including the functional areas of selling and marketing, product development and general and administrative, are expected to increase for the remainder of the year as the Company attempts to secure new contracts, develop strategic relationships and continue development of its technology.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



         The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes, for the three month period ended March 31, 1996 as compared to the same period in 1995:


  CHANGES IN OPERATING EXPENSES
                                                      THREE MONTHS ENDED
                                                        MARCH 31, 1996
                                                        --------------
                                                     (IN THOUSANDS, EXCEPT %)
                                                         $              %
                                                       CHANGE        CHANGE
                                                       ------        ------

         Selling and marketing                       $    413            178%
         Product development                             (151)           (32)
         General and administrative                       287             71
                                                      -------            ---
                                                     $    549             50%
                                                      =======            ===



SELLING AND MARKETING

         Sales and marketing expense increased $413,000, or 178%, for the three month period ended March 31, 1996 compared to the same period in 1995 primarily due to increases in (1) employee and consulting expenses ($329,000), (2) travel expense ($48,000) and (3) advertising expense ($17,000).

         The Company is focusing its sales efforts on seeking agreements from governmental agencies to provide welfare fraud control systems and services, and is currently involved in discussions with a number of governmental authorities to seek their authorization to develop and install fraud control systems using finger image identification technology. The Company is also engaged in marketing its finger image identification technology to a wide range of potential commercial markets including computer access security, voter registration systems, national identification cards for foreign countries, identification services for the departments of motor vehicles of various states and selected components of the healthcare industry (i.e. insurers, physicians, pharmacies, laboratories, clinics and hospitals).

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


PRODUCT DEVELOPMENT

         Product development expenses for the three month period ended March 31, 1996 decreased $151,000, or 32%, compared to the same period in 1995 due primarily to decreases in employee and consulting expense ($85,000) associated with the development of low cost optical scanning computer peripheral products, designed to, among other things, optically scan a user's fingerprint (the "Microreader") and decreases in depreciation expense of equipment purchased in 1992 which was fully depreciated in 1995 ($80,000).

         The Company currently intends to develop both analog and digital Microreader prototypes for use in a wide range of potential applications that require positive identification, including welfare fraud control, medical insurance fraud control, medical record access security, voter registration and voting fraud control, credit card fraud control and computer access control. Although the Company's sales efforts are not dependent upon the successful development of a Microreader, the Company believes that the development of the Microreader will give the Company a competitive advantage in selling and implementing its finger image identification systems. While the Company expects that additional modifications will be necessary, it is currently testing a possible prototype of the Microreader. Completion of testing of a prototype, which is expected by June 1996, may assist the Company's marketing efforts. The Company is working on refining its software technology used with the Microreader and other similar systems. The Company has established tentative relationships with certain manufacturers who may both produce the Microreader, once developed, and serve as an original equipment manufacturer in an attempt to create additional sales opportunities for the product. There is no assurance that the Company will successfully develop the Microreader or any other similar system.

GENERAL AND ADMINISTRATIVE

         For the three month period ended March 31, 1996, general and administrative expenses increased $287,000, or 71%, compared to the same period in 1995 due primarily to increases in employee and consulting expenses ($170,000) due to the hiring of various management personnel and unabsorbed systems integration personnel expense, an increase in expenses related to corporate communications ($60,000), an increase in rent expense ($15,000) primarily due to the opening of the Maryland office, and increases in various other expenses associated with increased personnel. The Company expects that the trend of increased general and administrative expenses will continue.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


B.  LIQUIDITY AND CAPITAL RESOURCES

         Cash and working capital as of March 31, 1996 was $5,838,000 and $6,492,000, respectively, as compared to $178,000 and $245,000, respectively, as of December 31, 1995 and $4,062,000 and $3,650,000, respectively, as of March 31, 1995. This represents an increase from the Company's cash and working capital as of December 31, 1995 of $5,660,000 and $6,247,000, respectively, and an increase from that as of March 31, 1995 of $1,776,000 and $2,842,000, respectively.

         The increase in the Company's cash and working capital as of March 31, 1996 from that as of March 31, 1995 primarily relates to $7,836,000 in capital contributions from the equity financing described below and exercise of certain employee stock options, offset, in part, by cash operating expenses and certain capital additions. The increase in the Company's cash and working capital as of March 31, 1996 from that as of December 31, 1995 primarily relates to $7,378,000 in capital contributions offset, in part, by cash operating expenses and certain capital additions incurred during 1996.

         The Company anticipates additional 1996 capital expenditures of at least $960,000 to support anticipated growth in personnel, purchase computer hardware to support various product development projects and support additional development of the Microreader.

             On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred for an aggregate purchase price of $8.0 million before commissions and expenses (estimated at approximately $795,000 in the aggregate). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight per cent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. The Company may redeem the Series B Preferred Stock, in cash, at a premium commencing on July 30, 1996, or, under certain circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



                  On February 20, 1996 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants. The Company has agreed with the holders of the Series B Preferred Stock to use its reasonable best efforts to cause such registration of Series B Preferred Stock to become as soon as practicable.

                  On May 24, 1994, the Company, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into the Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRx Inc. ("BIOMETRx"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through May 10, 1996, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of May 10, 1996, BIOMETRx has not commenced operations. There is no assurance that BIOMETRx will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services or products.

                  Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. While the Series B Preferred Stock does not carry any dividend preference, the Stated Value of such shares increases at the rate of eight percent (8%) per annum.

                  Management believes that the adequacy of its cash resources will be dependent on its ability to achieve sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its finger image identification systems and services. There can be no assurance that the Company will be able to complete significant additional sales of its systems or services during 1996. The Company continues to spend net cash at a recurring rate of approximately $400,000 to $500,000 per month (including capital expenditures). The Company believes that its existing working capital, together with anticipated cash flows from operations and other funding sources will be sufficient to meet its expected working capital needs through early-1997. However, absent a significant increase in sales, the Company will require additional funds thereafter to continue, among other things, development, testing and marketing of its finger image identification systems and services and to maintain its operations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)





the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete developing and testing of its systems and services or,if completed, that it will be able to consummate significant sales of its systems or services.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  Exhibit
                     No.            Description
                  -------           -----------
                  11                Computation of Earnings Per Share
                  27 *              Financial Data Schedule

                     * Electronic filing only

         (b) Reports on Form 8-K

                  During the quarterly period ended March 31, 1996, the Company filed one report on Form 8-K, dated as of January 25, 1996, in which under "Item 5. Other Events" the Company reported the consummation of the Series B Preferred Stock Private Placement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE NATIONAL REGISTRY INC.



DATE:  May 13, 1996                         BY: /s/  Steven T. Price
                                                -------------------------
                                                      Steven T. Price
                                                 Treasurer and Controller
                                                (duly authorized officer and
                                                 principal financial officer)

                                   EXHIBIT 11

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                          CALCULATION OF LOSS PER SHARE
                     (In thousands except per share amounts)




                                                                          From October
                                                                            23, 1991
                                                                          (inception)
                                                  For the Three Months         to
                                                     Ended March 31,        March 31,
PRIMARY LOSS PER SHARE: (1)                        1996           1995        1996
                                                   ----           ----       -----
  Weighted average shares outstanding of
    Common Stock                                  24,335         19,822      19,091
                                                  ======         ======      ======

  Net loss                                       ($1,095)       ($1,095)   ($26,471)
                                                  =======        ======     =======

  Net loss per share                              ($0.04)        ($0.06)     ($1.39)
                                                  =======        =======    =======




(1) The Company has 100,000 shares of Series A preferred stock convertible into 6,336,154 shares of the Company's common stock, 800 shares of Series B preferred stock convertible into 5,228,758 shares of the Company's common stock, assuming conversion as of March 31, 1996 (but subject to anti-dilution adjustment under certain circumstances), vested options to purchase up to 2,825,334 shares of the Company's common stock and warrants to purchase up to 359,785 shares of the Company's common stock. Preferred stock, stock options and warrants are not considered in the computation because they are anti-dilutive in the aggregate.