Form 10-K/A
period 1995-12-31
NATIONAL REGISTRY INC
filed 1996-07-03
CIK 847555

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-K/A

                                ----------------


     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20270

                           THE NATIONAL REGISTRY INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                     95-4346070
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


2501 118th Avenue North, St. Petersburg, Florida          33716
    (Address of principal executive office)             (Zip Code)

Registrant's telephone number, including area code    (813) 573-3353
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                        par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 25, 1996, was $36,543,000. There were 24,440,471 shares of Common Stock outstanding as of April 25, 1996.

     Total number of pages: 57            Exhibit Index begins on page 32

                                     PART I

     Item 1. Business.


General

     The National Registry Inc., a Delaware corporation (the "Company"), was organized on October 23, 1991 and is a development stage company engaged in the development and marketing of electronic identification systems and services utilizing finger image identification technology. The Company is the licensee of certain finger image identification software (the "Licensed Technology") developed by Cogent Systems, Inc. (the "Software Licensor"), which, in addition to performing certain other functions, compares a finger image (i.e., an electronically stored fingerprint) derived from a "live" scan or an inked fingerprint on paper to finger images stored in a database. See "-- The Software Licensor and Technology." If two finger images match, the individual is positively identified and access or transaction processing is authorized. The Company believes that biometric (i.e. measurement of certain biological characteristics of an individual such as finger print or voice print) identification technology provides a more reliable means of identification and, therefore, greater security than non-biometric methods of identification which currently rely upon cards, keys, passwords, or personal information to identify an individual. These non-biometric identifiers can be lost, stolen, duplicated, transferred, or discovered by unauthorized persons.

     The Company believes that the proprietary technology and systems licensed to it and/or to be developed by it, if successfully exploited, may provide it with certain advantages over certain other commercially available technologies. See "-- The Software Licensor and Technology" and "-- Competition." In addition to the finger image identification technology currently licensed to it, the Company may from time to time seek to obtain the right to use other similar technologies, although there is no assurance that such rights will be available on satisfactory terms. Any such acquisition may be subject to the Company obtaining additional financing, which may not be available to the Company on satisfactory terms.

     The Company is engaged in developing and marketing its finger image identification technology for various potential applications, including health insurance and medical record access, computer access security, international border control, national identification cards for foreign countries and identification services for the departments of motor vehicles of various states. The Company is focusing its sales efforts on obtaining agreements from government agencies to provide welfare fraud control systems and services, and is currently involved in discussions with a number of governmental authorities to seek their authorization to develop and install welfare fraud control systems using finger image identification technology. See "--Recent Developments." In addition, the Company is currently in discussions with a number of state and local governmental authorities responsible for distributing welfare checks and food stamps, Medicare/Medicaid and other benefits in connection with the potential sale and development of fraud control systems and services that can positively identify qualified recipients of benefits and eliminate duplicate payments. No assurance can be given that any discussions with prospective purchasers of the Company's systems or services will result in the realization of revenues by the Company.

     As of December 31, 1995, the Company has reported $401,000 in operating revenues and has an accumulated deficit in the development stage of $25,376,000. The ability of the Company to become an operating enterprise depends largely on the Company's ability to sell, design and install finger image identification systems and services. Through March 26, 1996, there have been only limited sales of the Company's welfare fraud control systems to local and state governments, and no sales of any of the Company's commercial products. The Company's business will be dependent, among other things, on obtaining sales and orders, retention of key employees and consultants, and the Company's ability to finance future development.

Recent Developments

     On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $8.0 million before commissions and expenses (estimated at approximately $770,000 in the aggregate). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of the Company's common stock, par value $.01 per share (the "Common Stock"), based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight percent (8%) per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. The Company may redeem the Series B Preferred Stock, in cash, at a premium commencing on July 30, 1996, or, under certain circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.

     On February 20, 1996 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants. The Company has agreed with the holders of the Series B Preferred Stock to use its reasonable best efforts to cause such registration of Series B Preferred Stock to become effective by April 28, 1996. The sale or perception of the availability for public sale of such shares could have an adverse impact on the market for the Company's Common Stock.

     Through March 26, 1996, the Company has installed welfare fraud control systems in 14 counties in the State of New Jersey, the County of Nassau, New York and the County of Suffolk, New York. On March 11, 1996, the Company announced that it had entered into a $75,000, six month contract with Lau

Technologies to act as subcontractor to Lau Technologies in connection with the installation of welfare fraud control systems incorporating the Company's finger image identification technology at three sites in Massachusetts. The installations comprise a pilot program which will be evaluated by the State of Massachusetts for further implementation. On January 4, 1996, the Company announced that it had entered into a $1.4 million, three year contract with NBS Imaging Systems to act as a subcontractor to NBS Imaging Systems in connection with the installation of a welfare fraud control system in the State of Connecticut incorporating the Company's finger image identification technology.


Products

NRIdentity(TM)  Software Solutions Sets

     In August 1995, the Company began marketing NRIdentity(TM) Software Solution Sets to the commercial market. These are integrated groupings of standards-based software "building blocks" incorporating the Licensed Technology that provide well-defined functionality and which facilitate the rapid integration of real-time finger-image identification into new or existing systems and applications. The Company believes that this building-block approach to finger-image identification software offers a straightforward, cost effective way to incorporate finger-image identification within systems and applications. To date, no NRIdentity(TM) Software Solution Sets have been sold.

Scanning Devices

     The Company is in the process of developing low cost optical scanning computer peripheral products designed to, among other things, optically scan a user's fingerprint (the "Microreader"). The resulting image can then be converted into digital form and be transmitted to a computer for processing using the NRIdentity(TM) Software Solution Sets to create an encoded pattern description of the finger image. Such encoded pattern descriptions could then be stored in a database and retrieved and matched against other encoded pattern descriptions of finger images that are already on file in a database or which may be created in a similar manner on site directly from an individual's finger. See "--The Software Licensor and Technology."

     The Company currently intends to develop both analog and digital Microreaders for use in a wide range of potential applications that require positive identification, including, possibly, welfare fraud control, medical insurance fraud, medical record access security, voter registration and voting fraud control, credit card fraud control and computer access control. Although the Company's sales efforts are not entirely dependent upon the successful development of the Microreader, the Company believes that the development of the Microreader will give the Company a competitive advantage in selling and implementing its finger image identification systems. While the Company expects additional modifications, it is currently testing a possible prototype of the Microreader. Completion of testing and development of such a prototype will assist the Company's marketing efforts. The Company is also exploring alternative systems which would utilize some components which are different than those used in the Microreader. The Company has established tentative relationships with certain manufacturers who may both produce the Microreader, once developed, and serve as original equipment manufacturers in an attempt to create additional sales opportunities for the Company's products. There is no assurance that the Company will develop or market the Microreader or any other similar system.

     On October 28, 1994, the Company filed two patent applications in connection with the ergonomic design and optical system used in the Microreader, both of which include allowed claims. On October 27, 1995, corresponding international patent applications were filed for the October 1994 patent applications. These patent applications are currently pending.

Marketing

     The Company is focusing its sales efforts on obtaining agreements from government agencies to, among other things, provide welfare fraud control systems and services, and is currently involved in discussions with a number of governmental authorities to seek their authorization to develop and install welfare fraud control systems using the Licensed Technology. The Company is also engaged in marketing its finger image identification technology to a wide range of commercial markets including health care and health insurance industries, computer access security, financial institutions, security systems for colleges and universities and repositories of medical, financial and other confidential data. The Company is evaluating creating relationships with certain value added resellers who might utilize the Company's technologies or combine such technologies with others to provide certain systems to third parties. There is no assurance that the Company will successfully sell and market its products and services or enter into any value added reseller relationships.

The Software Licensor and Technology

     In April 1992, under the terms of a license agreement (the "License Agreement"), the Software Licensor granted to the Company a seven and one-half year exclusive license to all commercial applications of the Software Licensor's finger image identification technology and non-exclusive rights to the Licensed Technology for most governmental applications (including control of welfare fraud), subject to certain limited rights of earlier termination. The Company has no rights under the License Agreement to the law enforcement applications of the Licensed Technology. Pursuant to the terms of the License Agreement, the Software Licensor retained the right to also market and develop finger image identification systems for all governmental applications, including, among others, control of welfare fraud and law enforcement. In consideration of the license, the Company has agreed to pay the Software Licensor royalties generally based on the Company's revenues, subject to minimum semi-annual payments. In addition, the Software Licensor also has agreed during the term of the License Agreement to provide technical assistance to the Company in its utilization, enhancement and development of the Software Licensor's finger image identification technology.

     On March 10, 1994, the Company entered into a ten year extension, continuing until October 1, 2009, of the term of the License Agreement, provided that the Company makes a $10 million cash payment to the Software Licensor on or prior to October 1, 1999 (the "Extension Payment"), in addition to ongoing licensing fees. In the event the Company does not make the Extension Payment on or prior to October 1, 1999, the license agreement will expire on October 1, 1999. There can be no assurance that the Company will be able to make the Extension Payment. Regardless of whether the Extension Payment is made, certain exclusive rights with respect to commercial markets which the Company fails to enter as of April 1, 1997 may become non-exclusive at any time after April 1, 1997 upon five days written notice by the Software Licensor to the Company. As of March 26, 1996, the Company has not entered into any commercial markets.

     Upon the termination of the License Agreement (whether as a result of an event of default or expiration of the license period on October 1, 1999 or October 1, 2009, if the Company makes the Extension Payment prior to October 1,
1999), the Company would lose the right to use the Licensed Technology. Any such loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to continue to conduct its business unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there can be no assurance.

     The Licensed Technology consists of certain rights to finger image processing, pattern matching and search algorithms. These algorithms represent a software solution that runs on generally available computer hardware. The licensed finger image identification algorithms perform the following functions:

          Image Pre-Processing. Enhances fingerprint images by clearly differentiating ridges and valleys and locating and extracting ridge endings and bifurcations (each such ridge ending and bifurcation is called a "point of interest" or "minutia"). This process accepts gray scale image inputs of finger images, either from live-scan cameras or flatbed scanners which scan inked images on paper, and uses "fuzzy mathematics" to clearly assign pixels to either ridge lines or valleys. The output of the process results in an enhanced finger image, consisting of the ridge lines of the finger that can be evaluated by the extraction and encoding process.

          Extraction and Encoding. Locates and identifies the core of a finger image and surrounding minutiae. The automated finger image identification technology licensed by the Company evaluates the image and encodes a pattern description of the core and relative positions of the surrounding minutiae. This process evaluates the quality of the encoded finger image and creates a standard finger image minutiae record ("Finger Image Minutiae Record") output that can be stored in a database and compared by the pattern matching process ("Pattern Matching Process") or searched by the search process ("Search Process").

          Pattern Matching. Provides a Pattern Matching Process which will score the similarity of the Finger Image Minutiae Records, providing highly reliable finger image identification.

          Search. Provides a fast database pattern matching process that compares the Finger Image Minutiae Record of a specific person against the database containing the stored Finger Image Minutiae Records of all enrollees. The Search Process determines whether there exists any similar Finger Image Minutiae Record in the database and if so, uses the Pattern Matching algorithm on each to determine the best identity of the specific person. As discussed earlier, this search is referred to as an "open search".

     The Licensed Technology consists essentially of stand-alone processes that can be integrated with a wide variety of computer hardware environments and re-deployed in many different ways to satisfy the finger image identification requirements of a wide range of potential products and services. The Licensed Technology can be operated on mainframe computers, computer workstations and on cost-effective personal computer platforms.

     The Company's finger image identification access control systems and services currently being marketed and developed would require persons to enroll in the system through a "live" scan of their fingers or the off-site scanning of an inked fingerprint on paper, after which they may be assigned identification ("ID") numbers which will be stored together with the individual's unique finger image. The Licensed Technology may operate in either of two modes: (i) "confirmation", whereby an individual enters his name, an ID number or similar identification on a numerical keypad and presents his finger for scanning and the scanned finger image is matched against the stored finger image corresponding to that name, ID number or other identification to verify identification of such individual, and access then is either granted or denied; or (ii) "identification" or "open search", in which an individual's finger image is compared against the entire database of finger images to determine if the individual is an enrolled user, and if so, the identity of such individual. This "open search" capability eliminates the need for a user to remember an ID number or similar means of identification, as access is determined by finger scan alone and also prevents the creation of duplicate files for an individual. The term "identification" as used herein generally includes both the confirmation and open search capabilities described above.

     To support its efforts in the marketing of finger image identification systems and services, the Company has developed and continues to refine and adapt electronic identification systems and services using finger image identification technology. The Company anticipates that such systems and services will be able to (i) "purge" a database to prevent individuals from being registered in the database more than once thereby eliminating multiple files for the same individual and (ii) verify the identity of persons for the purpose of granting or denying access to confidential information, restricted facilities or valuable property, including cash payments. There is no assurance the Company will be able to develop systems or services which will be able to perform either of these functions or, if so developed, will be able to successfully manufacture or market such systems or services.

     The Company refines the Licensed Technology on a continuing basis. The Company also explores and evaluates on a continuing basis other biometric technologies, including other finger image identification technologies, with a view towards licensing any such other advanced biometric technologies.

     The Company has integrated its finger image identification technology with, and is capable of storing, retrieving and matching finger image codes in, from and against, as the case may be, most existing forms of personal identification cards, including smart cards, optical cards and bar coded cards.

Other Strategic Relationships

Blue Cross and Blue Shield

     On May 24, 1994, the Company, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"), and a wholly owned subsidiary of BCBSNJ entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which the parties agreed to form a corporation jointly-owned by the Company and such BCBSNJ subsidiary, BIOMETRx Inc. ("BIOMETRx"), for the purpose of marketing the Licensed Technology to certain markets, including the healthcare industry nationwide and to certain government agencies in New Jersey. Pursuant to the terms of the Stockholders Agreement, the Company entered into a Sublicense Agreement (the "Sublicense Agreement") with BIOMETRx pursuant to which the Company shall sublicense to BIOMETRx the rights to market products and services incorporating the Licensed Technology to certain markets and that it will not compete against BIOMETRx in connection with the marketing of certain products and services. The Company has agreed that it will either extend the term of the License Agreement (as described above) through April 1, 2009 by making the Extension Payment (as defined herein) in accordance with the terms of the License Agreement, as amended, or supply BIOMETRx with a suitable alternative technology. The Company and BCBSNJ each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through March 26, 1996, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of March 26, 1996, BIOMETRx has not commenced operations.

Unisys Marketing Agreement

     On January 31, 1996, the Company announced that it had entered a joint marketing agreement with Unisys Corporation ("Unisys") to offer integrated information solutions that incorporate NRI finger-imaging technology to financial markets. Under the terms of the agreement, Unisys will offer NRIdentity(TM) Software Solution Sets as part of its family of software applications for financial institutions. Unisys supplies computers, software, and other information technology to banks, credit unions and financial institutions in the United States and internationally.

Key Tronic Corporation

     On December 14, 1995, the Company announced that it had entered into a developmental joint venture agreement with Key Tronic Corporation, a manufacturer of computer keyboards, pursuant to which the Company licensed certain technology relating to the Microreader to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology. There is no assurance that the Company or Key Tronic will be able to develop, manufacture or market any keyboards or peripheral devices incorporating the Company's finger image technology.

Competition

     Although the Company believes that the finger image identification software licensed to the Company is among the most advanced available, to the best of the Company's knowledge, the following companies also have automated finger image identification technology and are active in the United States: Digital Biometrics Inc., Fingermatrix Inc., Identix Inc., NEC Technologies, Inc., North American Morpho Systems, Inc. and Printrak International Inc. Other biometric technologies which may compete with the Licensed Technology include identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company believes finger image identification technology has the advantage of being reliable, relatively high accuracy levels, easy to use, relatively inexpensive and may have the highest degree of social acceptance. The Company is aware of several other companies which produce or are developing other biometric identification products. The Company's products and services compete with those of companies which may have substantially greater resources than the Company.

     In addition, the Company will face competition from non-biometric technologies such as traditional key, card and surveillance systems in the facilities access control market. In applications such as controlled access to computers, automated teller machines and electronic funds transfers, the Company will face competition from technologies relying on personal identification numbers. In competing with these non-biometric products, the Company believes that the most important competitive issue will be the trade-off between the additional security and fraud prevention capabilities provided by positive personal identification versus the higher initial cost of biometric recognition technology. The Company expects that the development of the Microreader will lower this cost and may allow the Company access to new markets. However, many of the Company's present and potential competitors have financial, marketing and research resources vastly greater than those of the Company. There is no assurance that the Company will be able to compete successfully against other parties or other technologies.

Patents and Trademarks

     Pursuant to the License Agreement, the Company has licensed from the Software Licensor, on a world-wide exclusive basis, all commercial applications of the Licensed Technology and, on a world-wide non-exclusive basis, governmental applications of the Licensed Technology other than those relating to law enforcement. The Company has no rights, other than pursuant to its license of rights, to any patents or other intellectual property of the Software Licensor. The competitive nature of the Company's industry makes any patents and patent applications to which the Software Licensor has rights important to the Company. However, there is no assurance that any patents will be issued to the Software Licensor, or that any issued patents, or any patents applied for, will prove enforceable, or that the Company will derive any competitive advantage therefrom.

     On October 28, 1994, the Company filed two patent applications in connection with the ergonomic design and optical system used in the Microreader, both of which include allowed claims. On October 27, 1995, corresponding international patent applications were filed for the October 1994 patent applications. These patent applications are currently pending. In the event the Company is unable to obtain such patents, as to which there can be no assurance, it could lose certain competitive advantages, if any, it may have in connection with the Microreader.

     The Company also relies on unpatented know-how, trade secrets and continuing research and development. As a result, the Company may not have any protection from other parties who independently develop the same know-how and trade secrets. Proprietary protection of the Company's products and services may be important to its business, and the Company's failure or inability to maintain such protection could have a material adverse affect on the Company's business, financial condition, results of operations and prospects. Moreover, while the Company does not believe that the production and sale of the Company's proposed products or services infringe on rights of third parties, if such is not the case, failure to obtain needed licenses from such third parties could have a material adverse effect on the Company's ability either to complete the development of a certain product or to arrange for its production and marketing.

     The Company has registered certain service marks and trademarks with the United States Patent and Trademark office. However, the Company has not registered certain of the various trademarks and trade names which it uses with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, the Company intends to accompany the use of such trademarks with the Company's name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in such trademarks. Certain rights are, however, protected under the provisions of the Lanham Act and under state law in respect of unregistered or common law trademarks.

Employees

     As of March 26, 1996, the Company has 42 full-time employees and consultants. From time to time the Company has also hired additional consultants for specific assignments, and intends to continue this practice in the future. None of its employees are represented by a labor union. Management believes that the future success of the Company will depend in part on its ability to retain its existing technical and other personnel and to attract and retain other qualified employees. The Company believes that its relationship with its employees is good.


     Item 2. Properties.

     The Company's current principal executive offices and research and development facilities consist of approximately 4,600 square feet located at 2501 118th Avenue North, St. Petersburg, Florida 33716. The Company leases such office space from the Home Shopping Network.

     The Company also leases office space for its sales and marketing and technical personnel in Seattle, Washington; Bowie, Maryland; and Trenton, New Jersey.


     Item 3. Legal Proceedings.

     None.


     Item 4. Submission of Matters to a Vote of Security-Holders.

     None.

                                     PART II


     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is presently a limited public trading market for the Common Stock. The Common Stock has been listed on the NASDAQ SmallCap Market since April 27, 1993 (NASDAQ: NRID). The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported on the NASDAQ SmallCap Market for each full quarterly period from January 1, 1994 through December 31, 1995 and for the period January 1, 1996 through March 26, 1996. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                 Common Stock
                                                   Bid Price
                                        -----------------------------
                                        High                      Low
                                        ----                      ---
1994

First Quarter                           5-5/8                     2-3/4

Second Quarter                          5                         2-3/4

Third Quarter                           3-3/4                     1-5/16

Fourth Quarter                          2-9/16                    1-1/8

1995

First Quarter                           3                           15/16

Second Quarter                          3                         1-11/16
Third Quarter                           2-31/32                   1-3/8

Fourth Quarter                          2-15/16                   2

1996

First Quarter
 (through March 26, 1996)               2-27/32                   1-27/32


     As indicated in the preceding paragraph, there has been only a limited public market for the outstanding Common Stock and the market price for the Common Stock does not necessarily reflect the value of the Company. There is no assurance that a viable public market for such shares will develop in the future or, if one develops, such a public market will continue to exist.

     On March 26, 1996, the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market was $1-27/32. As of March 26, 1996 there were approximately 2,500 record holders of Common Stock.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future.

     Item 6. Selected Financial Data (in thousands except per share data).



                                                                                                            For the Period
                                                                                                           October 31, 1991
                                                                                                             (inception)
                                                                                                                  to
                                      Year Ended        Year Ended        Year Ended       Year Ended        December 31,
Summary Statement                    December 31,      December 31,      December 31,     December 31,           1995
of Operations Data                       1992              1993              1994             1995
- ---------------------------------- ----------------- ----------------- ----------------- ---------------- -------------------
Revenues                                  0                 0                 0             $401,000           $401,000
Net loss                               (6,728)           (6,050)           (7,006)           (5,070)           (25,376)
Net loss per common share               ($.45)           ($0.33)           ($0.37)           ($0.22)           ($1.35)
Weighted average number of
    common shares                       15,021            18,489            19,093           23,238             18,779



- ---------------------------------- ----------------- -------- ---------------------------------- ----------------------------
         Summary Balance                                               At December 31,
                                                              ----------------------------------
           Sheet Data                    1991              1992              1993             1994             1995 (1)
- ---------------------------------- ----------------- ----------------- ----------------- ---------------- -------------------
Total assets                              $16             $6,738            $6,632           $1,701             $1,600
Total liabilities                           74               397                186              273                510
Stockholders' equity (deficit)             (58)            6,341              6,446            1,428              1,090


     (1) On January 29, 1996, the Company completed an equity financing of Series B Preferred Stock which raised $8.0 million before commissions and expenses (estimated at approximately $770,000 in the aggregate). See "Item 1. Business--Recent Developments."

     The Company was the surviving corporation following the completion of a merger with Topsearch, Inc., a publicly traded company, on February 20, 1992. Topsearch had no operations and immaterial losses and, therefore, results prior to October 23, 1991 have been excluded.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Development Activities

     The Company incurred net losses for the fiscal years ended December 31, 1995, 1994, 1993 and since inception of $5,070,000, $7,006,000, $6,050,000 and
$25,376,000, respectively, due to its startup efforts in developing and marketing its finger image identification software and processing capability.

     The Company believes that revenues from sales of its product has been limited in the governmental area because such market has been slow to develop and because of the time lag between the time a governmental agency or authority seeks bids on a proposed system and the time a contract is entered into with such governmental agency or authority. The Company believes that it has had no revenue from sales of its commercial product because the Company is still developing its commercial products and because the commercial market for finger image identification technology has to date been limited. The Company hopes to achieve significant commercial sales of its products through continued marketing efforts and the completion of the development of its products for developing commercial markets.


     The following discussion presents certain changes in revenue and operating expenses of the Company which have occurred between the years ended December 31, 1995 and 1994, along with certain changes in operating expenses between the years ended December 31, 1994 and 1993. Reference should also be made to the Consolidated Financial Statements and Summary Financial Data included herein.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Revenues and Cost of Revenues

     Revenues for the fiscal year ended December 31, 1995 were $401,000. There were no revenues in 1994. Revenues increased due to the installation of welfare fraud control systems in Suffolk and Nassau counties, New York in the first quarter of 1995 and another welfare fraud control system in the State of New Jersey in August 1995. The New Jersey contract will, by its terms, expire, if not renewed, in January 1997; the Suffolk and Nassau contracts will, by their terms, expire, if not renewed, in January 1998. While the Company has recently announced certain new contracts (see "Item 1. Business--Recent Developments"), the anticipated net revenues thereunder are still substantially below the level necessary to cover the Company's ongoing operating expenses.

     Cost of revenues for the fiscal year ended December 31, 1995 was $274,000. There was no cost of revenues in 1994 due to lack of sales. Cost of revenues consists of amortization of the following: hardware acquired by the Company on behalf of customers, software, installation costs, including software development costs over the term of the contracts and ongoing technical support.

Operating Expenses

     Operating expenses for the year ended December 31, 1995 decreased over the same period in 1994 by $1,830,000, or 35%. The decrease from 1995 to 1994 was primarily due to corporate-wide reductions in employee and consulting-related expenses and related overhead and reductions in depreciation expense.

     The Company expects operating expenses to increase during fiscal year 1996 by at least 20% (and potentially at a significantly greater level) over fiscal year 1995, primarily due to increased employee and consulting expenses as it hires the personnel required to solicit and implement systems sales as well as develop its products and applications.

     The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes for the year ended December 31, 1995, compared to the year ended December 31, 1994:

                                            Changes in Operating Expenses
                                               (in thousands, except %)
                                                   $             %
                                                 Change       Change
                                                 ------       ------

         Selling and marketing                   $   191          13%
         Product development                      (1,058)        (34)
         General and administrative                 (963)        (38)
                                                 -------         ---
                                                 ($1,830)        (35)%
                                                 =======         ===

Selling and Marketing

     Selling and marketing expenses for the year ended December 31, 1995 increased $191,000, or 13% over the same period in 1994 due primarily to a $219,000 increase in employee and consulting expenses, and a $28,000 increase in related travel, due to the Company's increased selling and marketing efforts in an attempt to establish and develop commercial relationships through which it desires to distribute its products. These increases were partially offset by a decrease in rent due to the closing of the New York office in June 1994.

Product Development

     Product development expenses for the year ended December 31, 1995 decreased $1,058,000, or 34% over the same period in 1994 due primarily to a decrease in consulting fees and personnel expense ($784,000), supplies expense ($49,000) and miscellaneous expense ($37,000) related to the development of the Company's Microreader, and a decrease in depreciation expense of $185,000 due to disposals and equipment and software purchased in 1992 becoming fully depreciated.

General and Administrative

     For the year ended December 31, 1995, general and administrative expenses decreased $963,000, or 38% over the same period in 1994 due primarily to decreases in employee and consulting expense of $890,000 (of which $827,000 relates to non-cash reduction in option and stock gift/issuance expense) and reductions in travel expense of $52,000.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

Operating Expenses

     The operating expenses for the year ended December 31, 1994 increased over the same period in 1993 by $913,000, or 15%. The increase from 1993 to 1994 was primarily due to consulting-related expense ($1,873,000) and depreciation expense ($45,000) associated with development of the Microreader and non-cash expenses associated with stock option amortization and stock issued to certain consultants in lieu of cash compensation, offset by reductions in personnel, royalties, rent, travel and advertising.

     The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes for the year ended December 31, 1994, compared to the year ended December 31, 1993:

                                                Changes in Operating Expenses
                                                   (in thousands, except %)
                                                  -----------------------
                                                      $              %
                                                    Change         Change
                                                  -------         -------
     Selling and marketing                        $  (960)            (40)%
     Product development                            2,006             181
     General and administrative                      (133)             (5)
                                                  -------         -------
                                                  $   913              15%
                                                  =======         =======

Selling and Marketing

     The significant components of the changes in selling and marketing expenses are detailed below in absolute dollars and percentages for the year ended December 31, 1994, compared to the year ended December 31, 1993:


                                                  Changes in Certain Selling
                                                    and Marketing Expenses
                                                    (in thousands, except %)
                                                    -----------------------
                                                        $              %
                                                      Change         Change
                                                    -------         -------

     Employee and consulting                          $(375)          (41)%
     Royalties                                         (425)          (46)
     Rent                                               (62)          (53)
     Travel                                             (42)          (18)
     Advertising and promotions                         (49)          (67)
                                                      -----
                                                      $(953)
                                                      =====

     Employee and consulting expenses decreased for the year ended December 31, 1994 due to a reduction in personnel as the Company focused more of its efforts on government markets, such as welfare fraud control systems, and less on consumer markets.

     Royalty expense decreased due to a one-time non-cash charge of $425,000 in the first quarter of 1993 due to the issuance of stock and warrants to the Software Licensor at below market prices.

     Rent expense decreased for the year ended December 31, 1994 due to the closing of the New York office in June 1994.

     Travel expense decreased for the year ended December 31, 1994 due to the reduction in personnel in 1994.

     Advertising expense decreased as the Company shifted its primary marketing focus away from consumer products which would be targeted to a mass market, to welfare fraud control systems and driver's license systems incorporating finger image identification technology, products which are targeted to governmental agencies and consequently require significantly less direct advertising. The Company shifted its primary marketing focus to governmental agencies, where its license of the Licensed Technology is non-exclusive, because it believes that such a marketing strategy would maximize the use of the Company's limited financial resources and personnel. The Company believes that its shift in marketing focus will not significantly change its expected development expenditures relating to the development of its systems and services.

Product Development

     Product development expenses for the year ended December 31, 1994 increased $2,006,000, or 181%, over the same period in 1993 due primarily to a $1,873,000 increase in consulting fees and personnel expense related to the development of the Microreader, an increase in depreciation expense ($145,000) due to equipment purchased to support the Microreader development, equipment purchased for installation in welfare sites and write-off of certain equipment and software.

General and Administrative

     For the year ended December 31, 1994, general and administrative expense decreased $133,000, or 5%, over the same period in 1993 due primarily to decreases in rent ($167,000), due to the downsizing of the St. Petersburg, Florida headquarters in December 1993, and decreases in travel ($73,000) offset by an increase in employee and consulting expense ($145,000), due primarily to non-cash stock option amortization charges and charges for stock issued to certain consultants in lieu of cash compensation.

Liquidity and Capital Resources

     Cash and working capital as of March 26, 1996 were approximately $5,957,000 and $6,400,000, respectively. The increase from December 31, 1995 was due primarily to the receipt in January 1996 of $8.0 million in equity financing, before commissions and expenses, offset by ongoing net operating expenses.

     Cash and working capital as of December 31, 1995 was $178,000 and $245,000, respectively, as compared to $645,000 and $616,000, respectively, as of December 31, 1994. This represented a decrease from the Company's cash and working capital position as of December 31, 1994 of $467,000 and $638,000, respectively. The decrease in cash and working capital position from that as of December 31, 1994 primarily related to net cash used in operating activities of $4,335,000 and $453,000 in capital additions offset by $4,426,000 in proceeds from sale, in March 1995, of Common Stock. The Company estimates its cash burn rate for 1996, before capital expenditures, to be approximately, $290,000 per month.

     Capital expenditures for the year ended December 31, 1995 were $453,000. These expenditures were primarily for computer hardware and software used in development of the Microreader and computer equipment to support welfare fraud control system sales. The Company currently anticipates spending approximately $1,300,000 in 1996, primarily on equipment to support development of the Microreader, equipment to perform benchmark testing of the Company's systems and hardware and furniture to support hiring of additional systems integration, product development and sales and marketing staff.

     On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred for an aggregate purchase price of $8.0 million before commissions and expenses (estimated at approximately $770,000 in the aggregate). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight per cent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. The Company may redeem the Series B Preferred Stock, in cash, at a premium commencing on July 30, 1996, or, under certain circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.

     On February 20, 1996 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants. The Company has agreed with the holders of the Series B Preferred Stock to use its reasonable best efforts to cause such registration of Series B Preferred Stock to become effective by April 28, 1996.

     On May 24, 1994, the Company, BCBSNJ and a wholly owned subsidiary of BCBSNJ entered into the Stockholders Agreement pursuant to which the parties agreed to form BIOMETRx for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through March 26, 1996, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of March 26, 1996, BIOMETRx has not commenced operations. BIOMETRx intends, upon commencement of the operations thereof, to seek capital from third party investors. There is no assurance that BIOMETRx will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services or products.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. While the Series B Preferred Stock does not carry any dividend preference, the Stated Value of such shares increases at the rate of eight percent (8%) per annum.

     Management believes that the adequacy of its cash resources will be dependent on its ability to achieve sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its finger image identification systems and services. There can be no assurance that the Company will be able to complete significant sales of its systems or services during 1996. The Company continues to spend net cash at a rate of approximately $400,000 per month (including capital expenditures). The Company believes that its existing working capital, together with anticipated cash flows from operations and other funding sources will be sufficient to meet its expected working capital needs through mid-1997. However, absent a significant increase in sales, the Company will require additional funds thereafter to continue, among other things, development, testing and marketing of its finger image identification systems and services and to maintain its operations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete developing and testing of its systems and services or, if completed, that it will be able to consummate significant sales of its systems or services.

     Item 8. Financial Statements and Supplementary Data.

              Index to Financial Statements and Financial Schedules

                                                                          Page
                                                                           No.
                                                                          ----
Report of Independent Certified
  Public Accountants..................................................     F-1

Consolidated Balance Sheets as of
  December 31, 1995 and December 31, 1994.............................     F-2

Consolidated  Statements of Operations
  For each of the three years in the
  period ended December 31, 1995
  and for the period from October 23, 1991
  (inception) to December 31, 1995....................................     F-3

Consolidated Statements of Stockholders' Equity (Deficit)
  for the period from October 23, 1991
  (inception) to December 31, 1995....................................     F-4

Consolidated  Statements of Cash Flows
  For each of the three years in the
  period ended December 31, 1995
  and for the period from October 23, 1991
  (inception) to December 31, 1995....................................     F-8

Notes to Consolidated Financial Statements............................     F-9

Financial Statement Schedules -- The Financial
  Statement Schedules filed as part of this
  report are listed in "Index to Financial
  Statement Schedules" at Item 14.....................................      32

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Comprising Item 8 of the Annual Report
                               on Form 10-K to the

                       SECURITIES AND EXCHANGE COMMISSION

                           THE NATIONAL REGISTRY INC.

                          Year Ended December 31, 1993,
                          Year Ended December 31, 1994,
                        Year Ended December 31, 1995 and
                  the period from October 23, 1991 (inception)
                              to December 31, 1995

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                               December 31,
                                                             1994        1995
                                                           --------    --------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                  $    645    $    178
Prepaid expense                                                 153         182
Deferred Charges                                               --           159
Inventory                                                      --           143
Note receivable-related party                                    60          60
Other                                                            31          33
                                                           --------    --------
Total current assets                                            889         755
                                                           --------    --------

EQUIPMENT
Computer equipment                                            1,681       1,848
Office equipment and other                                      218         215
                                                           --------    --------
                                                              1,899       2,063
Less accumulated depreciation                                (1,087)     (1,323)
                                                           --------    --------
                                                                812         740
                                                           --------    --------

Investment                                                     --           105

                                                           --------    --------
TOTAL ASSETS                                               $  1,701    $  1,600
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                      $    273    $    510
                                                           --------    --------
Total current liabilities                                       273         510
                                                           --------    --------
COMMITMENTS AND CONTINGENCIES                                  --          --
STOCKHOLDERS' EQUITY
Common stock, $.01 par value
Authorized - 50,000,000 shares
Issued and outstanding - 24,244,253 and 19,763,753
shares in 1995 and 1994                                         198         242
Preferred stock, $.01 par value convertible
Authorized - 1,000,000 shares
Issued and outstanding - 100,000 shares in 1995 and 1994
(liquidation preference of $100 per share)                        1           1
Capital in excess of par value                               21,772      26,475
Deficit accumulated in the development stage                (20,306)    (25,376)
Unamortized deferred compensation                              (237)       (252)
                                                           --------    --------
                                                              1,428       1,090
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  1,701    $  1,600
                                                           ========    ========

                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                          From October 23,
                                                                                          1991 (Inception)
                                          December 31,     December 31,     December 31,   to December 31,
                                             1993             1994             1995            1995
                                           --------         --------         --------         --------
Revenue                                    $   --           $   --           $    401         $    401
Cost of Revenue                                --               --                274              274
                                           --------         --------         --------         --------
Gross Profit                                   --               --                127              127
                                           --------         --------         --------         --------

Operating Expenses:
Selling and marketing                         2,391            1,431            1,622            7,905
Product development                           1,108            3,114            2,056            7,874
General and administrative                    2,697            2,564            1,601           10,332
                                           --------         --------         --------         --------
Total Operating Expenses                      6,196            7,109            5,279           26,111

Other Income:
Interest income                                 146              103               82              608
                                           --------         --------         --------         --------
Net Loss                                   ($ 6,050)        ($ 7,006)        ($ 5,070)        ($25,376)
                                           ========         ========         ========         ========


Loss per common share                      ($  0.33)        ($  0.37)        ($  0.22)        ($  1.35)

Weighted average number of common shares     18,489           19,093           23,238           18,779


                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 ( in thousands)

             From October 23, 1991 (inception) to December 31, 1995


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                             Capital in        in the
                                                     Common Stock         Preferred Stock     excess of     Development
                                                   Shares     Amount     Shares      Amount      par           Stage
                                                   --------   -------   ----------  -------- -----------   -------------
Capital contributions by majority
  stockholder of NRI
    October 23, 1991 @ $305.00/share                     1      $ --          ---      $ --        $305            $ --
    November 1, 1991                                   ---       ---          ---       ---          25             ---
    November 9, 1991                                   ---       ---          ---       ---           6             ---
    November 19, 1991                                  ---       ---          ---       ---          70             ---
    November 22, 1991                                  ---       ---          ---       ---          39             ---
Retirement of stock through reverse purchase            (1)      ---          ---       ---         ---             ---
Issuance of common stock on December 24,
  1991 in connection with reverse purchase
  (@ zero cost)                                     14,625       146          ---       ---        (146)            ---
Outstanding common stock of Topsearch,
  Inc. in connection with reverse purchase
  @ $.03/share                                         300         3          ---       ---           7             ---
Issuance of common stock (@ zero cost)                  75         1          ---       ---          (1)            ---
Compensation applicable to transfer of
  common stock to consultants by                       ---       ---          ---       ---           9             ---
  majority stockholder
Capital contributions receivable                       ---       ---          ---       ---       4,000             ---
Net loss for the period from October 23, 1991
  (inception) to December 31, 1991                     ---       ---          ---       ---         ---            (522)
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1991                        15,000      $150            0        $0      $4,314           ($522)
                                                   ========   =======   ==========  ======== ===========   =============


                                                      Unamortized    Capital
                                                        Deferred   Contribution
                                                      Compensation  Receivable     Total
                                                     -------------  ----------   ----------
Capital contributions by majority
  stockholder of NRI
    October 23, 1991 @ $305.00/share                         $ --        $ --         $305
    November 1, 1991                                          ---         ---           25
    November 9, 1991                                          ---         ---            6
    November 19, 1991                                         ---         ---           70
    November 22, 1991                                         ---         ---           39
Retirement of stock through reverse purchase                  ---         ---          ---
Issuance of common stock on December 24,
  1991 in connection with reverse purchase
  (@ zero cost)                                               ---         ---          ---
Outstanding common stock of Topsearch,
  Inc. in connection with reverse purchase
  @ $.03/share                                                ---         ---           10
Issuance of common stock (@ zero cost)                        ---         ---          ---
Compensation applicable to transfer of
  common stock to consultants by                              ---         ---            9
  majority stockholder
Capital contributions receivable                              ---      (4,000)         ---
Net loss for the period from October 23, 1991
  (inception) to December 31, 1991                            ---         ---         (522)
                                                     -------------  ----------   ----------
Balance at December 31, 1991                                   $0     ($4,000)        ($58)
                                                     =============  ==========   ==========





                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 ( in thousands)
       From October 23, 1991 (inception) to December 31, 1995 (Continued)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                             Capital in       in the
                                                      Common Stock         Preferred Stock    excess of     Development
                                                   Shares     Amount     Shares      Amount      par           Stage
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1991                        15,000      $150            0        $0      $4,314           ($522)
Capital contributions from related parties             ---       ---          ---       ---       2,164             ---
Issuance of preferred stock on April 28, 1992
  @ $50.00/share                                       ---       ---          100         1       4,999             ---
Issuance of common stock, net of offering
  costs, on December 28, 1992 @ $1.98/share          2,530        25          ---       ---       4,982             ---
Granting of compensatory stock options                 ---       ---          ---       ---       2,075             ---
Expense related to stock option plans                  ---       ---          ---       ---         ---             ---
Net loss                                               ---       ---          ---       ---         ---          (6,728)
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1992                        17,530       175          100         1      18,534          (7,250)
Issuance of common stock, net of offering
  costs, on January 15, 1993 @ $2.00/share             555         6          ---       ---       1,102             ---
Issuance of common stock, net of offering
  costs, on January 29, 1993 @ $2.00/share             339         3          ---       ---         678             ---
Granting of compensatory stock options                 ---       ---          ---       ---         924             ---
Stock options granted by principal stockholder         ---       ---          ---       ---         190             ---
Expense related to stock option plans                  ---       ---          ---       ---         ---             ---
Issuance of common stock upon exercise of
  stock options @ $.01/share                            50         1          ---       ---         ---             ---
Capital contributions from related parties             ---       ---          ---       ---       2,837             ---
Writeoff of capital contribution receivable
  from a related party                                 ---       ---          ---       ---      (3,961)            ---
Issuance of common stock to a related party
  @ $.01/share                                         150         1          ---       ---         249             ---
Issuance of warrants to purchase 150,000
  shares of common stock to a related party            ---       ---          ---       ---         176             ---
Net loss                                               ---       ---          ---       ---         ---          (6,050)
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1993                        18,624      $186          100        $1     $20,729        ($13,300)
                                                   ========   =======   ==========  ======== ===========   =============


                                                       Unamortized     Capital
                                                         Deferred   Contribution
                                                       Compensation   Receivable     Total
                                                      -------------  ----------   ----------
Balance at December 31, 1991                                    $0     ($4,000)        ($58)
Capital contributions from related parties                     ---          39        2,203
Issuance of preferred stock on April 28, 1992
  @ $50.00/share                                               ---         ---        5,000
Issuance of common stock, net of offering
  costs, on December 28, 1992 @ $1.98/share                    ---         ---        5,007
Granting of compensatory stock options                      (2,075)        ---            0
Expense related to stock option plans                          917         ---          917
Net loss                                                       ---         ---       (6,728)
                                                      -------------  ----------   ----------
Balance at December 31, 1992                                (1,158)     (3,961)       6,341
Issuance of common stock, net of offering
  costs, on January 15, 1993 @ $2.00/share                     ---         ---        1,108
Issuance of common stock, net of offering
  costs, on January 29, 1993 @ $2.00/share                     ---         ---          681
Granting of compensatory stock options                        (924)        ---            0
Stock options granted by principal stockholder                (190)        ---            0
Expense related to stock option plans                        1,102         ---        1,102
Issuance of common stock upon exercise of
  stock options @ $.01/share                                   ---         ---            1
Capital contributions from related parties                     ---         ---        2,837
Writeoff of capital contribution receivable
  from a related party                                         ---       3,961            0
Issuance of common stock to a related party
  @ $.01/share                                                 ---         ---          250
Issuance of warrants to purchase 150,000
  shares of common stock to a related party                    ---         ---          176
Net loss                                                       ---         ---       (6,050)
                                                      -------------  ----------   ----------
Balance at December 31, 1993                               ($1,170)         $0       $6,446
                                                      =============  ==========   ==========

                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
       From October 23, 1991 (inception) to December 31, 1995 (Continued)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                             Capital in        in the
                                                      Common Stock        Preferred Stock     excess of     Development
                                                   Shares     Amount     Shares      Amount      par           Stage
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1993                        18,624      $186          100        $1     $20,729        ($13,300)
Issuance of common stock, net of offering
  costs, on August 5, 1994 @ $2.00/share               377         4          ---       ---         747             ---
Cancellation of compensatory stock options             ---       ---          ---       ---        (784)            ---
Stock gifted by principal stockholder                  ---       ---          ---       ---         195             ---
Expense related to stock option plans                  ---       ---          ---       ---         ---             ---
Issuance of common stock upon exercise of
  stock options @ $2.25/share                            8         0          ---       ---          16             ---
Issuance of common stock upon exercise of
  stock options  @ $.01/share                          450         4          ---       ---         ---             ---
Issuance of common stock upon exercise of
 warrants @ $.50/share                                 150         2          ---       ---          73             ---
Issuance of common stock as compensation               ---       ---          ---       ---         183             ---
Issuance of common stock upon exercise of
  stock options @ $.00/share                           155         2          ---       ---         613             ---
Net loss                                               ---       ---          ---       ---         ---          (7,006)
                                                   --------   -------   ----------  -------- -----------   -------------
Balance at December 31, 1994                        19,763      $198          100        $1     $21,772        ($20,306)
                                                   ========   =======   ==========  ======== ===========   =============


                                                     Unamortized
                                                       Deferred
                                                     Compensation     Total
                                                    -------------  ----------
Balance at December 31, 1993                             ($1,170)     $6,446
Issuance of common stock, net of offering
  costs, on August 5, 1994 @ $2.00/share                     ---         751
Cancellation of compensatory stock options                   370        (414)
Stock gifted by principal stockholder                                    195
Expense related to stock option plans                        563         563
Issuance of common stock upon exercise of
  stock options @ $2.25/share                                ---          16
Issuance of common stock upon exercise of
  stock options  @ $.01/share                                ---           4
Issuance of common stock upon exercise of
 warrants @ $.50/share                                       ---          75
Issuance of common stock as compensation                     ---         183
Issuance of common stock upon exercise of
  stock options @ $.00/share                                 ---         615
Net loss                                                     ---      (7,006)
                                                    -------------  ----------
Balance at December 31, 1994                               ($237)     $1,428
                                                    =============  ==========


                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 ( in thousands)
       From October 23, 1991 (inception) to December 31, 1995 (Continued)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                     Capital in    in the     Unamortized
                                               Common Stock       Preferred Stock    excess of   Development    Deferred
                                             Shares    Amount   Shares      Amount       par        Stage      Compensation   Total
                                            --------   ------- ----------   -------  ---------- ------------- ------------  --------
Balance at December 31, 1994                  19,763     $198        100         $1    $21,772      ($20,306)       ($237)   $1,428
Issuance of common stock at no cost              150        1        ---        ---         (1)          ---          ---         0
Issuance of common stock, net of offering
  costs, at $1.00 per share                    4,000       40        ---        ---      3,928           ---          ---     3,968
Cancellation of compensatory stock options       ---      ---        ---        ---       (125)          ---          106       (19)
Granting of compensatory stock options           ---      ---        ---        ---        372           ---         (372)        0
Repricing of compensatory stock options          ---      ---        ---        ---         74           ---          (74)        0
Expense related to stock option plans            ---      ---        ---        ---        ---           ---          325       325
Issuance of common stock upon exercise of
  stock options at $1.50 per share               306        3        ---        ---        455           ---          ---       458
Issuance of common stock upon exercise of
  stock options at $.01 per share                 25      ---        ---        ---        ---           ---          ---       ---
Net loss                                         ---      ---        ---        ---        ---        (5,070)         ---    (5,070)
                                            --------   ------  ---------    -------  ---------  ------------- ------------  --------
Balance at December 31, 1995                  24,244     $242        100         $1    $26,475      ($25,376)       ($252)   $1,090
                                            ========   ======  =========    =======  =========  ============= ============  ========


                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                          From October 23,
                                                            Year Ended     Year Ended     Year Ended      1991 (inception)
                                                            December 31,   December 31,   December 31,     to December 31,
                                                               1993           1994           1995              1995
                                                            ----------     ----------     ----------      -------------
Cash used in operating activities:
  Net Loss                                                    ($6,050)       ($7,006)       ($5,070)          ($25,376)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Compensation applicable to stock option grants              1,102            764            306              3,089
    Compensation applicable to stock gifts by
        principal stockholder                                     ---            195            ---                195
    Compensation applicable to Phoenix stock grant                ---            183            ---                183
    Compensation applicable to Cogent warrants                    176            ---            ---                176
    Compensation applicable to Cogent stock                       250            ---            ---                250
    Depreciation                                                  489            647            525              1,812
    Compensation applicable to transfer of stock                  ---            ---            ---                  9
    Expenses paid by Home Shopping Network                        359            ---            ---                647
  Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Prepaid expense                                              48             22            (29)              (182)
      Deferred charges                                            ---            ---           (159)              (159)
      Inventory                                                    (1)            32           (143)              (143)
      Note from related party                                     ---            (60)           ---                (60)
      Other assets                                                (28)            18             (2)               (27)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                      (211)            87            237                511
                                                            ----------     ----------     ----------      -------------
  Total adjustments                                             2,184          1,888            735              6,301
                                                            ----------     ----------     ----------      -------------
Net cash used in operating activities                          (3,866)        (5,118)        (4,335)           (19,075)
                                                            ----------     ----------     ----------      -------------

Cash used in investing activities:
  Additions to organizational costs                               ---            ---            ---                 (6)
  Purchase of equipment                                          (194)          (475)          (453)            (2,373)
  Increase in investments                                         ---            ---           (105)              (105)
                                                            ----------     ----------     ----------      -------------
Net cash used in investing activities                            (194)          (475)          (558)            (2,484)
                                                            ----------     ----------     ----------      -------------

Cash provided by financing activities:
  Proceeds from issuance of common stock                        1,789            846          4,426             12,067
  Proceeds from issuance of preferred stock                       ---            ---            ---              5,000
  Capital contributions from related parties                    2,448            ---            ---              4,660
                                                            ----------     ----------     ----------      -------------
Net cash provided by financing activities                       4,237            846          4,426             21,727
                                                            ----------     ----------     ----------      -------------
                                                            ----------     ----------     ----------      -------------
Net increase in cash and cash equivalents                         177         (4,747)          (467)               168
Cash and cash equivalents at beginning of period                5,215          5,392            645                ---
Cash received from merger                                         ---            ---            ---                 10
                                                            ----------     ----------     ----------      -------------
Cash and cash equivalents at end of period                     $5,392           $645           $178               $178
                                                            ==========     ==========     ==========      =============

                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

1.   The Company

     The Company is a development stage company whose objective is to be a leading provider of electronic identification systems and services utilizing biometric identification technology. The Company is in the process of developing and marketing various identification systems using finger image identification technology. Biometric identification technology analyzes and measures certain biological characteristics of an individual, such as a fingerprint or voiceprint, to create a unique identifier which can be electronically stored and retrieved to positively identify that individual. The Company believes that biometric identification technology provides a more reliable means of identification and, therefore, greater security than non-biometric methods which currently rely upon cards, keys, passwords, or personal information to identify an individual. These non-biometric identifiers can be lost, stolen, duplicated, transferred or discovered by unauthorized persons.

     To date, the Company has not reported significant operating revenues. The ability of the Company to become an operating enterprise depends largely on the commercial success of the finger image identification systems being marketed and developed by the Company.

     With the proceeds from the sale of common stock on January 29, 1996 (see
Note 11) the Company believes it has sufficient cash to continue its development stage activities through mid-1997. The Company has prepared an analysis of its anticipated cash flows for 1996 and has controls in place, including a periodic review by its Executive Committee of actual vs. budgeted operations, in order to assure that its resources are used in accordance with the guidelines set forth in the Company's analysis.

     Completion of negotiations of contracts, retention of key employees and consultants, and the Company's ability to finance future development by raising additional capital are other factors that may impact the Company's operations beyond 1995.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


2.   Summary of Significant Accounting Policies

Consolidation

     The consolidated financial statements include the accounts of The National Registry Inc. and its wholly owned subsidiaries Biometric Sensing Corp. and NRI Canada. All intercompany accounts and transactions have been eliminated.

Revenue Recognition and Deferred Charges

     Fiscal 1995 operating revenue is derived from the lease of company installed equipment and software as well as ongoing maintenance of the equipment and software. As of December 31, 1995 future lease revenue due the Company over the term of the leases amounted to approximately $920,000. The Company recognizes revenue ratably over the term of the leases which generally are one to three years. The Company capitalizes the costs associated with installation of the equipment and software as deferred charges. These costs are amortized ratably over the life of the related lease. There were no deferred charges recorded in 1994 or 1993. The cost of the equipment is amortized to cost of sales over the term of the lease which is generally its estimated useful life. Royalty fees are charged to cost of revenues as incurred.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Prepaid Expense

     Prepaid expense consists primarily of royalty fees paid to Cogent Systems, Inc. (see Note 5).

Use of Estimates

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

     The Company purchases computer hardware and software in connection with the installation of its finger image systems. Inventories are stated at cost not in excess of realizable values.

Equipment

     Equipment is recorded at cost. Depreciation is provided on the straight-line basis over the following estimated service lives:

                                                   Years
                                                   -----
     Computer equipment                              3
     Office equipment and other                   3 to 10

     Depreciation expense was $525,000 in 1995, $647,000 in 1994 and $489,000 in
1993.

Income Taxes

     The Company has adopted the provisions of "Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes" and has applied this method of accounting for income taxes for all periods presented.

Net Loss per Common Share

     Net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, relating to convertible Series A Preferred Stock and exercise of certain stock options were not included in this calculation due to their antidilutive effect.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Option Accounting

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for accounting years beginning after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock option grants. The Company will include the required proforma footnote disclosure in its fiscal 1996 financial statements.

3. Stock Options and Warrants

     The Company has an employee stock incentive plan (the "SIP") for officers, directors and key employees under which 2,700,000 shares were reserved for issuance as of December 31, 1995, 1994 and 1993. In addition, the Company has granted, outside of the SIP, options to purchase an aggregate of 308,500 shares to certain employees. Options currently granted by the Company generally vest over a three to five year period. Options issued to RMS Limited Partnership ("RMS") and Francis R. Santangelo ("Santangelo")(See Note 7) vested upon issuance.

     On May 25, 1994 the Company amended the option agreements for two employees to allow for a cashless conversion of their 290,000 vested options. The effect of this transaction was to allow the employees to surrender their vested options and receive 155,000 shares of common stock for no cost to the employees. For accounting purposes the Company treated the transaction as a stock appreciation right payable in shares which resulted in a noncash charge to expense of $615,000 with an offsetting increase to capital in excess of par value and common stock.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     As a result of a stock offering in 1994 (see Note 7) the following currently exerciseable warrants to purchase shares of the Company's common stock were outstanding as of December 31, 1995:

                                     Exercise        Expiration
         Number of Shares             Price             Date
         ----------------           --------          ---------
                75,200               $ 3.60         August 5, 1997


     During the years ended December 31, 1995 and 1994, 600,000 and 1,297,000 stock options were canceled and 1,110,500 and 0 options expired unexercised, respectively. The Company accounts for stock option cancellations by reversing, in the year canceled, amounts recognized as expense in previous years and reducing capital in excess of par value. The Company also reduces deferred compensation expense and capital in excess of par value by the amount of the remaining unamortized deferred compensation expense which relate to the canceled stock options. As a result of the cancellations in 1995 and 1994, the Company recorded a reduction in previously expensed compensation of $19,000 and $414,000, respectively, and reduced unamortized deferred compensation by $106,000 and $370,000, respectively.

     As of December 31, 1995, total outstanding stock options were as follows:

                                               Shares
                                    ---------------------------
               Exercise                Under           Outside
                Price                   SIP             of SIP
               --------             ---------         ---------
               $  .01                  75,000              --
                 1.00                    --           1,000,000
                 1.50               1,290,500           500,000
                 1.78                  60,000              --
                 2.00                    --             500,000
                 2.25                  45,000           308,500
                 2.50                    --             500,000
                 3.75                  45,000              --
                                    ---------         ---------
                                    1,515,500         2,808,500
                                    =========         =========

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     Activity in these stock option plans for the years ended December 31, 1993, 1994 and 1995 were as follows:


                                                1993        1994        1995
- -------------------------------------------------------------------------------
Outstanding - Beginning of year               1,490,000   4,406,000   2,646,500
Granted                                       3,457,000     150,000   3,718,500
Exercised                                       (50,000)   (612,500)   (330,500)
Canceled/Expired                               (491,000) (1,297,000) (1,710,500)
- -------------------------------------------------------------------------------
Outstanding - End of year                     4,406,000   2,646,500   4,324,000
===============================================================================

Weighted Average price of options exercised  $      .01  $      .93  $     1.39
===============================================================================


     Compensation related to stock options is measured at the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity, as unamortized deferred compensation, and amortized to expense over the options' vesting periods. The Company has recognized $325,000, $764,000 and $1,102,000 as compensation expense in 1995, 1994 and 1993, respectively, relating to compensatory options ($917,000 in 1992 and none in 1991). Of the 4,324,000 options outstanding, 2,940,800 options are exerciseable as of December 31, 1995.

     On March 9, 1995, in consideration for services rendered on behalf of the Company, the Company agreed to lower the exercise price on unexercised stock options to purchase up to 791,000 shares of Common Stock issued to employees of the Company under the Company's Employee Stock Option Plan. As a result of this action the Company recorded an additional $74,000 of unamortized deferred compensation. The vesting schedules of such stock options remained unchanged.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On March 14, 1995, in connection with RMS' purchase of 4,000,000 shares of Common Stock from the Company (See Note 7), (i) Messrs. Forstmann and Abu-Zayyad agreed to cancel the 500,000 vested stock options previously granted by Mr. Forstmann to Mr. Abu-Zayyad, (ii) the Company and Mr. Forstmann agreed to cancel the 500,000 stock options previously granted by the Company to Mr. Forstmann and
(iii) the Company and Mr. Abu-Zayyad amended the agreement relating to the options previously granted by the Company to Mr. Abu-Zayyad, increasing the number of vested options from 500,000 to 1,000,000. These options expired unexercised in September 1995.

4.   Capital Contributions

     On April 28, 1992 the Company sold 100,000 shares of its Series A Preferred Stock (the "Preferred Stock") to Home Shopping Network, Inc. ("HSN") pursuant to a stock purchase agreement (the "Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, $5 million was paid in cash and HSN agreed to fund up to an additional $5 million by either paying for certain capital purchases and operational expenditures or providing other agreed upon services which may be requested by the Company. HSN required that as a condition to its purchase of Preferred Stock, the Company agree that $5 million of the purchase price for the Preferred Stock be in the form of future capital purchases and operational expenditures or services. As of December 31, 1993, HSN had funded the entire $5,000,000, ($2,174,000 in expenses, $1,251,000 in capital expenditures and $1,575,000 in cash) which the Company charged to expense, equipment or cash and credited to capital in excess of par value, and has entirely met its obligations under the Stock Purchase Agreement. As of December 31, 1992, the first year of the Stock Purchase Agreement, HSN had funded $2,163,000 ($952,000 in expenses and $1,211,000 in capital expenditures). The capital expenditures and expenses were funded either by the Company paying third parties for the items ($874,000 in 1993 and $1,727,000 in 1992) and then subsequently being reimbursed in cash by HSN or by HSN either paying a third party (principally $34,000 for capital purchases in 1993, $148,000 in 1992) or performing a service and passing an accounting entry to the Company ($354,000 reflected as operating expenses in 1993, $288,000 in 1992). There is no assurance that the capital expenditures and expenses paid by HSN on behalf of the Company or allocated by HSN to the Company have been effected at amounts which would have resulted from transactions with unrelated parties.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The Preferred Stock is convertible at the option of the holder and will automatically be converted into 6,336,154 shares of Common Stock, or approximately 20% of the Common Stock of the Company (after giving effect to such conversion), upon the satisfaction of certain conditions. The Preferred Stock and, when issued, the Common Stock, is subject to an irrevocable proxy in favor of J. Anthony Forstmann, which shall terminate, for among other reasons, on the date Mr. Forstmann and the members of his family in the aggregate cease to control greater than 20% of the voting power of the capital stock entitled to vote in the election of directors of the Company.

5.   Technology License

     On April 1, 1992, the Company signed a license agreement (the "License Agreement") with Cogent Systems, Inc., the Licensor of certain finger image identification technology (the "Software Licensor"), pursuant to which the Software Licensor granted the Company a seven and one-half year exclusive license to all commercial applications of the Software Licensor's finger image identification technology and non-exclusive rights for most governmental applications, subject to certain rights of early termination. Pursuant to the License Agreement, the Company is obligated to pay the Software Licensor royalties generally based on revenues of the Company, subject to a minimum annual royalty payment of $500,000 per year, through October 1, 1999. Payments under this agreement are charged to Selling and Marketing expense. In connection with the execution of the License Agreement, on April 1, 1993, the Company issued warrants, expiring October 1, 1999, to purchase up to 150,000 shares of Common Stock to the Software Licensor at an exercise price of $.50 per share. These warrants were exercised in 1994. In addition, on April 29, 1993 the Company sold 150,000 shares of Common stock to the Software Licensor at a sales price of $.01 per share. The Company has recorded the excess of market value as of the date the license was signed over the exercise price, in the case of the warrants, or the sale price, in the case of the Common Stock sale, as additional Selling and Marketing expense and as "Capital in excess of par value". The Company estimated the market value of these warrants and shares at $1.67 per share which equals the price paid, on an if converted basis, by Home Shopping Network for the Series A Preferred Stock purchased in connection with the Stock Purchase Agreement which was consummated on April 28, 1992.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On March 10, 1994 the Company entered into a ten year extension, continuing until October 1, 2009, of the term of its license agreement with the Software Licensor of its core finger image identification technology, provided that the Company makes a $10 million payment to the Software Licensor prior to October 1, 1999, in addition to ongoing licensing fees.

6.   Income Taxes

     As of December 31, 1995, the Company had net operating loss carryforwards of approximately $12,133,000 for federal income tax purposes which expire at various dates through 2010. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated in the development stage arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and, beginning January 1995, are being ratably amortized to expense over a sixty month period.


     These temporary differences and net operating loss carryforwards give rise to a deferred tax asset of $9,411,000 and $7,629,000 as of December 31, 1995 and 1994, respectively, based on a combined federal and state statutory rate of 37.7%. Due to the Company being in the development stage, and recurring operating losses, management could not currently conclude that it was more likely than not that the benefit of net operating losses would be realized in the future. Therefore, a valuation allowance of $9,411,000 and $7,629,000 was recorded as of December 31, 1995 and 1994, respectively, which fully offset the deferred tax asset.


7.   Stockholders' Equity

     The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the event of liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities and after holders of the Preferred Stock receive a liquidation preference of $100 per share.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The holders of Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as required by applicable law. Through December 31, 1995 no dividends have been declared. Under the Preferred Stock purchase agreement, HSN has the right of first refusal to purchase a pro rata share of any new stock issuances for a period of five years.

     On August 5, 1994, the Company issued 376,700 shares of Common Stock to three foreign investors pursuant to an offering under Regulation S promulgated under the Securities Act of 1933, as amended, at a purchase price of $2.00 per share net of all expenses of the offering resulting in net proceeds of $751,000 (the "Financing"). In connection with the Financing, the Company issued to Sands Brothers & Co., Inc., the placement agent involved in the Financing (the "Placement Agreement"), warrants to purchase 37,600 shares of Common Stock at an exercise price of $3.60 per share. Such warrants are exerciseable at any time and expire on August 5, 1997. The Company has also agreed to certain registration rights with respect to the warrants issued in connection with the Financing. Because the Company failed to file a registration statement with respect to the shares underlying such warrants, as required under the agreement governing the registration rights, the Placement Agent was issued an additional 37,600 warrants having the same terms as described above.

     On October 5, 1994 J. Anthony Forstmann, majority stockholder, gifted 165,000 shares of his stock to a consultant of the Company in lieu of cash compensation. The Company recorded $195,000, the market value on the date of gift, as noncash compensation expense with a corresponding increase to capital in excess of par value.

     On October 11, 1994 the Company granted 150,000 shares of the Company's Common Stock to Phoenix Partners, an investment banking firm, at no cost, in lieu of cash compensation. In 1994, the Company recorded $183,000, the market value on that date, as noncash compensation expense with a corresponding increase to capital in excess of par value and common stock. These shares were issued on February 13, 1995.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On March 14, 1995, RMS acquired, for a cash purchase price of $4.0 million, 4,000,000 shares of Common Stock and an option to acquire up to 1,500,000 shares of Common Stock, which option is currently exerciseable, at the following exercise prices: 600,000 shares at $1.00 per share, 300,000 shares at $1.50 per share, 300,000 shares at $2.00 per share and 300,000 shares at $2.50 per share. In addition, an option to purchase up to 1,000,000 shares of Common Stock was granted by the Company to Santangelo, which option is currently exerciseable, at the following exercise prices: 400,000 shares at $1.00 per share, 200,000 shares at $1.50 per share, 200,000 shares at $2.00 per share and 200,000 shares at $2.50 per share. As part of such transaction, J. Anthony Forstmann, RMS and Santangelo entered into a stockholders' voting agreement, dated as of March 14, 1995, pursuant to which Mr. Forstmann and RMS agreed to vote for a director nominated by the other and not to vote certain shares of Common Stock beneficially owned in favor of certain specified stockholder actions unless mutually agreed upon.

8.   Commitments and Contingencies

     The Company leases office space under various operating leases and is committed under a technology license agreement for certain royalty payments (see
Note 5). Future minimum payments under these commitments are as follows:

        Years Ending                                  December 31,
        ------------                                  ------------
           1996                                        $  505,000
           1997                                           500,000
           1998                                           500,000
           1999                                           500,000
           2000                                              --
                                                       ----------
                                                       $2,005,000
                                                       ==========

     Rent and lease expense was $85,000, $120,000, and $329,000 ($205,000 of which was funded by HSN (see Note 4), under the terms of the Stock Purchase Agreement) for 1995, 1994 and 1993, respectively.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey ("BCBSNJ") and Enterprise Holding Co., Inc.("Enterprise"), a wholly owned subsidiary of BCBSNJ, entered into a Stockholders Agreement pursuant to which the parties agreed to form BIOMETRx Inc. ("BIOMETRx"), a corporation to be jointly-owned by the Company and Enterprise, for the purpose of marketing the Company's finger image identification technology to the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. BIOMETRx may seek capital from third party investors in the future. As of December 31, 1995 the Company and Enterprise had each loaned $60,000 to BIOMETRx but operations had not yet commenced. The Company uses the equity method of accounting for this investment.

9.   Defined Contribution Retirement Plan

     The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code (the "Plan") covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no contributions made for 1995, 1994 or 1993.


10.  Business Combination Involving Topsearch, Inc.

     On December 24, 1991, Topsearch, Inc. ("TOP") acquired all of the issued and outstanding capital stock of the Company. Effective February 20, 1992, TOP was merged with and into the Company (the "Merger"). In connection with the Merger, on February 20, 1992, the Company effected a 4.8 for 1 exchange of its Common Stock for TOP common stock. All shares and per share amounts for periods prior to the merger have been restated to reflect the 4.8 for 1 stock exchange.

     The accompanying financial statements reflect the Merger with the Company considered the acquiring company for accounting purposes (although TOP was the surviving company pursuant to the terms of the Merger).

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.  Subsequent Events


     On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (the "Series B Preferred Stock Private Placement"). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight per cent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. The Company treats the eight percent per annum accretion as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. The Company may redeem the Series B Preferred Stock, in cash, at a premium of up to 125% of the Stated Value commencing on July 30, 1996, or, under certain other circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.


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

     Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

             None.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant.

     The names and ages of all current directors and executive officers of the Company are set forth below. As of April 26, 1996, the Board of Directors consists of three persons.

Directors

                                                            Term       Director
Name                         Age         Position          Expires      Since
- ----                         ---         --------          -------      -----
J. Anthony Forstmann(1)       58      Chairman              1997         1991
                                      and Director

John L. Gustafson(1)          52      President,            1997         1995
                                      Chief Executive
                                      Officer and Director

W. Lee Shevel(1)              63      Vice-Chairman         1997         1995
                                      and Director
- ---------------
1  Compensation Committee and Audit Committee member.

     Pursuant to a Stock Purchase Agreement, dated as of April 28, 1992, by and between the Company and Home Shopping Network, Inc. ("Home Shopping Network"), Home Shopping Network has the right to nominate up to three directors for the Company's Board of Directors. Home Shopping Network had nominated as directors of the Company Gerald F. Hogan and Peter M. Kern, who each resigned from the Board of Directors effective September 28, 1995 and March 29, 1996, respectively. Home Shopping Network has notified the Company that it plans to nominate Kevin J. McKeon to serve as a member of the Company's Board of Directors.

     Pursuant to a stockholders' voting agreement, dated as of March 14, 1995 (the "Stockholders' Voting Agreement"), J. Anthony Forstmann, RMS Limited Partnership, a Nevada limited partnership ("RMS"), and Francis R. Santangelo each agreed to vote certain shares of Common Stock beneficially owned by such party, and each of their respective affiliates, for a director nominated by Mr.

Forstmann and a director nominated by RMS and not to vote certain shares of Common Stock beneficially owned by such party, and each of their respective affiliates, in favor of certain specified stockholder actions unless such actions are agreed upon by Mr. Forstmann and RMS. To date, RMS has not exercised its right to nominate a director pursuant to the Stockholders' Voting Agreement.

Executive Officers as of April 25, 1996

                                                           Term        Officer
Name                     Age          Position            Expires       Since
- ----                     ---          --------            -------       -----
Clinton C. Fuller        51           Vice President--      1997         1995
                                      Product Marketing
                                      and Financial
                                      Services

John L. Gustafson        52           President and         1997         1995
                                      Chief Executive
                                      Officer

Robert C. Leamy          47           Vice President--      1997         1995
                                      Product Operations

Todd D. Lowe             43           Vice President--      1997         1995
                                      Identification Systems
                                      and Services

Steven T. Price          45           Treasurer,            1997         1992
                                      Controller and
                                      Assistant Secretary

     The business experience during the past five years of each director and executive officer is summarized below.

     J. Anthony Forstmann has been the Chairman of the Board of the Company from June 1995, Co-Chairman from August 1993 to June 1995, Chairman from the Company's inception in October 1991 to August 1993, a member of the Board's Compensation Committee since February 1993 and a member of the Board's Audit Committee since December 1995. Mr. Forstmann was President of the Company from October 1991 to August 1993 and from September 1994 to March 1995 and Chief Executive Officer of the Company from October 1991 to August 1993 and from September 1994 to December 1995. Mr. Forstmann has been a Managing Director of J.A. Forstmann & Co., a merchant banking firm, since October 1987. He co-founded Forstmann-Leff Associates, an institutional money management firm, in 1968 and was a Managing Director thereof from its inception until October 1987. Mr. Forstmann has been a Limited Partner of Forstmann Little & Co. since its inception in 1978. Mr. Forstmann has been a director of Home Shopping Network,

Inc., since 1992, as well as of Cities in Schools, a non-profit corporation. Mr. Forstmann received a BA in Economics from Yale University and an MBA from the Graduate School of Business Administration, Columbia University.

     John L. Gustafson has served as President, Chief Operating Officer and a Director of the Company since March 1995, Chief Executive Officer since December 1995 and a member of each of the Board's Audit and Compensation Committees since December 1995. From November 1993 to March 1995, Mr. Gustafson served as Vice President for Business Development of Allied Technical Services, a wholly-owned subsidiary of Allied Signal Inc. From 1968 to November 1993, Mr. Gustafson held a variety of senior executive positions at Unisys Corp. and at Burroughs Corporation, its predecessor company. Mr. Gustafson received his BS in Math from St. Louis University and his MS in Computer Science from the University of Missouri-Rolla.

     W. Lee Shevel has served as Vice Chairman of the Board and a Director of the Company since March 1995, a member of each of the Board's Audit and Compensation Committees since December 1995 and as a consultant to the Company since January 1995. Mr. Shevel also serves as a director of Insync Systems, Inc., a privately held company in the business of providing gas distribution apparatus for semiconductor processes. Since June 1994, Mr. Shevel has been Managing Director of EIM, a consulting firm which he founded. From 1982 to June 1994, Mr. Shevel held a variety of senior executive positions at Unisys Corp. and at Burroughs Corporation, its predecessor company, including Vice President of Enterprise Integration, President of Unisys' Shipboard and Ground Systems Group and of Paramax Electronics, Unisys' Canadian subsidiary. Mr. Shevel received BS, MS and Ph.D. degrees in Engineering from Carnegie Mellon University.

     Clinton C. Fuller has been Vice President--Product Marketing and Financial Services of the Company since July 1995, overseeing the development and marketing of the Company's products and services, including developing products for the financial services industry. From September 1967 to June 1995, Mr. Fuller held a variety of managerial positions at Unisys Corp., including worldwide general manager of Unisys' financial retail delivery systems division. Mr. Fuller received a BS in Computer Science from Lackawanna College.

     Robert C. Leamy has been Vice President--Product Operations of the Company since October 1995, managing the Company's product development. From August 1975 to October 1995, Mr. Leamy served as Engineering Director at Unisys Corp. where, among other things, he helped develop computer products and systems used in law enforcement. Mr. Leamy received his BS in Engineering from the University of California, Los Angeles, a MS in Electrical Engineering and Computer Sciences from the University of California, Berkeley and a MS in Administration from the University of California, Irvine.

     Todd D. Lowe has been Vice President--Identification Systems and Services of the Company since September 1995, managing the implementation of the Company's systems. From January 1982 to August 1995, Mr. Lowe was an employee of Unisys Corp. where he was the business manager for its automated finger imaging systems division (which was subsequently acquired by Loral Corporation), managing the development of personal identification systems for government social services agencies. Mr. Lowe received a BS in Chemistry from the United States Naval Academy.

     Steven T. Price has been Treasurer of the Company since September 1992 and Controller since April 1992. From April 1991 to April 1992, Mr. Price was the Vice President of Finance and Administration for Medic Alert Foundation International. From September 1990 to April 1992, Mr. Price was Chief Financial Officer for GOALS Athletic Wear, Inc. From May 1986 to September 1990, Mr. Price held a variety of positions in various entities owned by Citicorp, N.A., including Corporate Controller for Quotron Systems, Inc. Prior to working for Citicorp., Mr. Price spent an aggregate of four years working as an auditor for Coopers & Lybrand. Mr. Price holds an MS Accounting degree from California State University-Sacramento, an MBA degree from Southern Illinois University-Edwardsville and a BS in Psychology from Swarthmore College. Mr. Price is a certified public accountant.

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1995, J. Anthony Forstmann, the Chairman of the Company, failed to file on a timely basis five reports, covering 62 transactions in the aggregate, and William A. Wilson, a director of the Company during 1995 who did not stand for re-election at the Company's 1995 Annual Meeting of Stockholders, failed to file on a timely basis one report, covering eight transactions. As of December 15, 1995, Mr. Forstmann had filed all of his late reports, and as of February 28, 1995 Mr. Wilson had filed his late report.


     Item 11. Executive Compensation.

     The following table sets forth all compensation with respect to J. Anthony Forstmann, Chairman of the Company and President and Chief Executive Officer of the Company from September 6, 1994 to December 4, 1995, and John L. Gustafson, President and Chief Operating Officer of the Company since March 14, 1995 and Chief Executive Officer since December 4, 1995 (the "Named Executive Officers"). The table omits other executive officers employed by the Company on December 31, 1995, because none of such officers' total annual salary and bonus for 1995 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

- --------------------------------------------------------------------------------
                                                       Annual        Long-Term
                                                    Compensation   Compensation
- --------------------------------------------------------------------------------
                                                                      Awards
                                                                  --------------

                                                                    Securities
                Name and Principal                     Salary       Underlying
                    Position(1)               Year       ($)         Options
                                                                       (#)
- --------------------------------------------------------------------------------
J. Anthony Forstmann - Co-Chairman            1993       -0-        500,000(2)
of the Board, President and Chief             1994       -0-           -0-
Executive Officer                             1995       -0-           -0-
- --------------------------------------------------------------------------------
John L. Gustafson - President and Chief       1993       NA             NA
Executive Officer                             1994       NA             NA
                                              1995    $136,133       400,000
- --------------------------------------------------------------------------------

(1) Mr. Forstmann does not receive cash compensation from the Company either as an officer or a director of the Company.

(2) Options to purchase 500,000 shares of Common Stock were canceled on March 14, 1995.

     The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all employees, including the Named Executive Officers. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for either 1995, 1994 or 1993, the first year the 401(k) Plan was in effect.

Stock Incentive Plan

     The 1992 Stock Incentive Plan, adopted by the Board of Directors and approved by the stockholders of the Company in January 1992 (the "Plan"), authorizes the granting of stock incentive awards ("Awards") to qualified officers, employees, directors and third parties providing valuable services to the Company (e.g., independent contractors, consultants and advisors to the Company). At the Company's Annual Meeting of Stockholders held on August 12, 1993, the stockholders of the Company approved a proposal amending the Plan to increase from 1,500,000 to 2,700,000 the number of shares of Common Stock reserved for issuance upon exercise of options granted pursuant to the Plan. The following table sets forth individual grants of stock options made during fiscal year 1992 to each of the Named Executive Officers (during fiscal year 1995 no stock appreciation rights ("SARs") were awarded):

                        OPTION GRANTS IN LAST FISCAL YEAR

- ------------------------------------------------------------------------------------------------------------------------------------
                     Individual   Grants
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Potential Realizable Value at
                                  Percent of                                              Assumed Annual Rates of Stock Price
                                      Total                      Market                         Appreciation For Option
                                     Options                    Price of                                   Term
                                   Granted to                    Common
                                  Employees        Exercise     Stock on
                       Options      in Fiscal       Price        Date of     Expiration
       Name              (#)          Year          ($/Sh)        Grant         Date           0%($)      5% ($)        10%($)
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------
J. Anthony
Forstmann                 -0-          --             --            --           --
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

John L. Gustafson    400,000(1)      32.8%          $1.50         $1.91(2)     3/14/2005     $164,000   $644,475     $1,381,619
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------------


(1) Stock Options were granted on March 14, 1995, of which options to purchase 80,000 shares of Common Stock vested on March 14, 1996 and options to purchase 80,000 shares of Common Stock will vest on each of the next four anniversaries of the grant date.

(2) The average of the bid and asked price on the Nasdaq SmallCap Market on March 14, 1996.

     During fiscal year 1995, no stock options were exercised by any Director or Named Executive Officer of the Company. The following table sets forth the number and value of stock options outstanding s of December 31, 1995 for the Named Executive Officers:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

- --------------------------------------------------------------------------------
                          Number of Unexercised     Value of Unexercised in-
                              Options at               the-Money Options
                           Fiscal Year End (#)      at Fiscal Year End ($)(1)
                      ----------------------------------------------------------
         Name          Exercisable/Unexercisable    Exercisable/Unexercisable
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
J. Anthony Forstmann          -0-/-0-                         -0-/-0-
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
John L. Gustafson            -0-/400,000                   -0-/$512,500
- --------------------------------------------------------------------------------

(1) Assumes a market price equal to the $2.78125 per share, the average of the closing bid and asked price on the NASDAQ Small-Cap Market on December 29, 1995.

Compensation of Directors

     No cash compensation has been paid to any of the directors of the Company for being a director of the Company, except that such persons are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors of the Company.

     On November 8, 1993, the Board of Directors granted options to purchase 45,000 shares of Common Stock, at an exercise price of $3.75 per share, to Gerald F. Hogan, a director of the Company who resigned from the Board of Directors effective September 28, 1995, and Peter M. Kern, a director of the Company who resigned from the Board of Directors effective March 29, 1996, such options vesting pro rata on each of the first three anniversaries of August 12, 1993, the date each of the foregoing individuals became directors of the Company. Mr. Hogan's options expired unexercised on December 28, 1995.

Compensation Committee Interlocks and Insider Participation

     On January 4, 1995, Gerald R. Johnson and William A. Wilson resigned as members of the Compensation Committee of the Board of Directors. The Compensation Committee presently consists of Messrs. Forstmann, Gustafson and Shevel. Mr. Forstmann was President of the Company until March 1995 and Chief Executive Officer of the Company until December 1995 and Mr. Gustafson has been President of the Company since March 1995 and Chief Executive Officer of the Company since December 1995.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 1996 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each person nominated to serve as a director of the Company; (iv) each of the Named Executive Officers (as hereinafter defined); and (v) all executive officers and directors of the Company as a group:


                                        Amounts and
                                          Nature of
Name and Address                         Beneficial            Percent of
of Beneficial Owner                      Ownership                Class

J. Anthony Forstmann                    12,786,154(1)(2)         41.5%(2)
7 Beverly Park
Beverly Hills, CA 90210

Home Shopping Network, Inc.              6,336,154(2)            20.6%(2)
P.O. Box 9090
Clearwater, FL 34618

RMS Limited Partnership                  5,500,000(3)            21.2%(3)
201 West Liberty Street
P.O. Box 281
Reno, NV 89504

John L. Gustafson                           80,000(4)            (5)

W. Lee Shevel                               60,000(4)            (5)

Executive officers and directors
as a group (7 people)                   12,926,154(1)(2)(4)      41.8%(1)(2)(4)


(1) Of such amount, 3,500,000 shares of Common Stock are pledged in favor of Theodore J. Forstmann, Mr. Forstmann's brother, to secure a demand note, and 1,500,000 shares of Common Stock are pledged in favor of a financial institution to secure a non-recourse credit facility. Includes 1,000,000 shares of Common Stock directly held by Mr. Forstmann's spouse, Catherine
     S. Forstmann.

(2) Includes 6,336,154 shares of Common Stock issuable upon conversion of 100,000 currently convertible shares of Series A Preferred Stock held by Home Shopping Network, for which Mr. Forstmann holds an irrevocable proxy. Such irrevocable proxy shall terminate on the first to occur of the following: (a) April 21, 2002, (b) the bankruptcy, insolvency or dissolution of the Company or (c) the date that Mr. Forstmann and members of his family in the aggregate cease to control, directly or indirectly, more than 20% of the total voting power in an election of directors of the Company.

(3) Includes 1,500,000 shares of Common Stock subject to outstanding options which are vested and excercisable.

(4) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of April 25, 1996 as follows:
     Mr. Gustafson--80,000 shares; Mr. Shevel--60,000 shares; and all directors and officers as a group--140,000 shares.

(5)  Less than 1%.


     Item 13. Certain Relationships and Related Transactions.

     During fiscal 1995, the Company retained as a consultant W. Lee Shevel, a director of the Company, and paid him an aggregate of $96,800 (including $34,800 in travel and other expenses). On March 14, 1995, the Company granted Mr. Shevel options to purchase 300,000 shares of Common Stock at an exercise price of $1.50 per share, of which options to purchase 60,000 shares of Common Stock have vested and options to purchase 60,000 shares of Common Stock will vest on each of the next four anniversaries of the date of the grant. In addition, during fiscal 1995, the Company retained DMG & Associates ("DMG"), a healthcare marketing consulting firm founded by Donna M. Gustafson, the wife of John L. Gustafson, the Chief Executive Officer and President of the Company, and paid DMG an aggregate of $82,500 (including $14,300 in travel and other expenses). On October 13, 1995, the Company granted Ms. Gustafson options to purchase 25,000 shares of Common Stock at an exercise price of $2.25 per share, vesting pro rata on each of the next three anniversaries of the date of grant. The Company is currently utilizing the services of Mr. Shevel and DMG and may continue to utilize their services from time to time in the future.

     Gerald F. Hogan, a director of the Company who resigned from the Board of Directors effective September 28, 1995, and Peter M. Kern, a director of the Company who resigned from the Board of Directors effective March 29, 1996, were nominated by and served as representatives of Home Shopping Network, Inc. in accordance with Home Shopping Network's right to nominate up to three directors pursuant to the Stock Purchase Agreement, dated as of April 28, 1992 (the "Stock Purchase Agreement"), by and between the Company and Home Shopping Network, pursuant to which Home Shopping Network purchased 100,000 shares of the Series A Preferred Stock of the Company. Following Mr. Kern's resignation from the Board of Directors, Home Shopping Network has notified the Company that it plans to nominate Kevin J. McKeon to serve as a member of the Board of Directors pursuant to its rights under the Stock Purchase Agreement.

     The Company engages in a variety of transactions with Home Shopping Network, including the rental by the Company of office space from Home Shopping Network for an annual rental of approximately $60,000.

     The Company believes that each of the related party transactions described herein were on terms as fair to the Company as could have been obtained from unaffiliated third parties.


                                     PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)  Financial Statements

               The financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" at
               Item 8.

          (2)  Financial Statement Schedules

     All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

     (b)  Reports on Form 8-K

     During the fourth quarter of 1995, the Company filed no reports on Form
8-K.

     (c)  Exhibits

Exhibit
  No.                                   Description
- ------                                  -----------
 3.1 Articles of Incorporation, as amended to date, of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

 3.2                By-Laws of the Company (incorporated by reference to Exhibit
                    3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

 4.1 Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992).

 4.2 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3 of the Company's Report on Form 8-K, dated January 25, 1996).

10.1 Agreement and Plan of Merger dated as of December 24, 1991 between the Company, Topsearch and Top Search Merging Corp. (incorporated by reference to the Company's Report on Form 8-K, dated December 24, 1991).

10.2 Escrow Agreement dated as of December 24, 1991 between Topsearch, Lawrence K. Fleischman, Lawrence E. Kaplan, Stanley A. Kaplan, Edward W. O'Donnell, Jay M. Haft, Esq., and Nettie Becker Escrow, Inc. (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated December 24, 1991).

10.3 Replacement Note (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.4 License Agreement, dated as of April 1, 1992, by and between Cogent Systems, Inc. and the Company (confidential treatment requested) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992).

10.5 Stock Purchase Agreement, dated as of April 28, 1992, by and between Home Shopping Network and the Company (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992).

10.6                Stock Incentive Plan (incorporated by reference to Exhibit
                    10.6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.7 Management Agreement, dated as of August 17, 1993, by and between the Company and Fuad Abu-Zayyad (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.8 Option Agreement, dated as of August 17, 1993, by and between the Company and Fuad Abu-Zayyad (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.9 Option Agreement, dated as of August 17, 1993, by and between the Company and J. Anthony Forstmann (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.10 Letter of Intent, dated as of March 9, 1995 (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).

10.11 Stock Purchase Agreement, dated as of March 14, 1995, by and among the Company, RMS Limited Partnership ("RMS") and Francis R. Santangelo (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).

10.12 Stock Option Agreement, dated as of March 14, 1995, by and between the Company and RMS (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).

10.13 Stock Option Agreement, dated as of March 14, 1995, by and between the Company and Francis R. Santangelo (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).

10.14 Stockholders' Voting Agreement, dated as of March 14, 1995, by and between J. Anthony Forstmann and RMS (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).

10.15 Amendment No. 1 to Stock Option Agreement, dated as of March 14, 1995, by and between the Company and Fuad Abu-Zayyad.

10.16 Agreement to Terminate Stock Option Agreement, dated as of March 14, 1995, by and between J. Anthony Forstmann and the Company,

11                  Computation of Earnings Per Share.

23.1                Consent of Ernst & Young LLP

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE NATIONAL REGISTRY INC.
                                             --------------------------
                                                     (Registrant)



Date:  June 30, 1996                         By: /s/ John Gustafson
                                                 ------------------------
                                                     John L. Gustafson
                                                     President, Chief Executive
                                                     Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.



Date:  June 30, 1996                         By: /s/ John Gustafson
                                                 ------------------------
                                                     John L. Gustafson
                                                     President, Chief Executive
                                                     Officer and Director


Date:  June 30, 1996                         By: /s/ Steven T. Price
                                                 ------------------------
                                                     Steven T. Price
                                                     Treasurer and Controller

Date:  June 30, 1996                         By: /s/ J. Anthony Forstmann
                                                 ------------------------
                                                     J. Anthony Forstmann
                                                     Chairman of the Board

                                             By:
                                                 ------------------------
                                                     Kevin J. McKeon
                                                     Director

Date:  June 30, 1996                         By: /s/ W. Lee Shevel
                                                 ------------------------
                                                     W. Lee Shevel
                                                     Director