Form 10-Q
period 1996-06-30
NATIONAL REGISTRY INC
filed 1996-08-14
CIK 847555

==============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996    COMMISSION FILE NUMBER 0-20270


                           THE NATIONAL REGISTRY INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          95-4346070
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization.)                      Identification No.)



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
Yes   X      No
    ----        ----

      There were 26,444,945 shares of outstanding Common Stock of the registrant as of August 9, 1996.



================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)
                                                          June 30,  December 31,
   ASSETS                                                    1996         1995
                                                          --------  -----------
CURRENT ASSETS
   Cash and cash equivalents                              $  3,477     $    178
   Receivables                                               1,038           21
   Prepaid expense                                             231          182
   Deferred charges                                            100          159
   Inventory                                                  --            143
   Note receivable-related party                                60           60
   Other                                                        20           12
                                                          --------     --------
     Total current assets                                    4,926          755
                                                          --------     --------
EQUIPMENT
   Computer equipment                                        2,052        1,848
   Office Equipment and other                                  479          215
                                                          --------     --------
                                                             2,531        2,063
     Less accumulated depreciation                          (1,533)      (1,323)
                                                          --------     --------
                                                               998          740
                                                          --------     --------
   Investment                                                  105          105
                                                          --------     --------
TOTAL ASSETS                                              $  6,029     $  1,600
                                                          ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $    562     $    510
                                                          --------     --------
     Total current liabilities                                 562          510
                                                          --------     --------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
     Authorized  - 50,000,000 shares
     Issued and outstanding - 26,033,268
     and 24,244,253 as of June 30, 1996
       and December 31, 1995, respectively                     261          242
  Preferred stock, $.01 par value convertible
     Authorized - 1,000,000 shares
     Issued and outstanding - 100,510 and 100,000
      shares as of June 30, 1996 and December 31,
      1995, respectively (liquidation preference
      of $100 per share for Series A Preferred
      Stock and $10,000 per share for Series B
      Preferred Stock)                                           1            1
   Capital in excess of par value                           34,097       26,475
   Deficit accumulated in the development stage            (28,734)     (25,376)
   Unamortized deferred compensation                          (158)        (252)
                                                          --------     --------
                                                             5,467        1,090
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  6,029     $  1,600
                                                          ========     ========
                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                     From
                                   Three Months Ended      Six Months Ended      October 23,
                                        June 30,               June 30,            1991 to
                                                                                   June 30,
                                                                                     1996
                                                                                  (Inception
                                                                                      to
                                    1996        1995        1996       1995         Date)
                                    --------    --------    --------    --------    --------
Revenue                             $    359    $     18    $  1,443    $     31    $  1,844
Cost of Revenue                          251          13         830          20       1,104
                                    --------    --------    --------    --------    --------
  GROSS PROFIT                           108           5         613          11         740
                                    --------    --------    --------    --------    --------

OPERATING EXPENSES:
  Selling and marketing                  719         260       1,239         367       7,269
  Royalty fees                           125         125         250         250       2,125
  Product development                    433         530         756       1,004       8,630
  General and administrative             894         463       1,584         866      11,916
                                    --------    --------    --------    --------    --------
TOTAL OPERATING EXPENSES               2,171       1,378       3,829       2,487      29,940

OTHER INCOME:
  Interest income                         63          51         121          60         729
                                    ========    ========    ========    ========    ========
NET LOSS                            ($ 2,000)   ($ 1,322)   ($ 3,095)   ($ 2,416)   ($28,471)
                                    ========    ========    ========    ========    ========

Loss per common share               ($   .08)   ($   .05)   ($   .12)   ($   .11)   ($  1.47)

Weighted average number of common
 shares                               25,234      24,049      24,784      22,322      19,417
















                          See accompanying notes

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           From October
                                                     Six Months Ended        23, 1991
                                                         June 30,          (Inception)
                                                                           to June 31,
                                                       1996        1995        1996
                                                     --------    --------    --------
Cash used in operating activities:
   Net Loss                                          ($ 3,095)   ($ 2,416)   ($28,471)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Compensation applicable to stock option              94         136       3,183
      grants
      Compensation applicable to stock gifts by
      principal stockholder                              --          --           195
      Compensation applicable to Phoenix stock           --          --           183
      grant
      Compensation applicable to Cogent warrants         --          --           176
      Compensation applicable to Cogent stock            --          --           250
      Depreciation                                        210         290       2,022
      Compensation applicable to transfer of stock       --          --             9
      Expenses paid by Home Shopping Network             --          --           647
      Changes in operating assets and liabilities:
      (Increase) decrease in assets:
      Accounts receivable                              (1,017)       --        (1,017)
      Prepaid expense                                     (49)          1        (231)
      Deferred charges                                     59         (51)       (100)
      Inventory                                           143        --          --
      Note from related party                            --          --           (60)
      Other assets                                         (8)        (28)        (35)
      Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             52          71         563
                                                     --------    --------    --------
      NET CASH USED IN OPERATING ACTIVITIES            (3,611)     (1,997)    (22,686)
                                                     --------    --------    --------
Cash used by investing activities:
   Additions to organizational costs                     --          --            (6)
   Purchase of equipment                                 (468)       (207)     (2,841)
   Increase in investments                               --          --          (105)
                                                     --------    --------    --------
      NET CASH USED BY INVESTING ACTIVITIES              (468)       (207)     (2,952)
                                                     --------    --------    --------
Cash provided by financing activities:
   Proceeds from issuance of common stock                 173       4,230      12,240
   Proceeds from issuance of preferred stock            7,205        --        12,205
   Capital contributions from related parties            --          --         4,660
                                                     --------    --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES         7,378       4,230      29,105
                                                     --------    --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS               3,299       2,026       3,467
Cash and cash equivalents at beginning of period          178         645        --
Cash received from merger                                --          --            10
                                                     ========    ========    ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,477    $  2,671    $  3,477
                                                     ========    ========    ========

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

      The Company's condensed consolidated interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission ("SEC") on March 29, 1996, and as amended as of July 3, 1996.

 2.    PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.


 3.    NET LOSS PER COMMON SHARE

      For the quarter and six months ended June 30, 1996 and 1995, and for the period October 23, 1991 (inception) to June 30, 1996, the loss per common share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Since the Company reported net losses, the loss per share calculations do not include any common stock equivalents because their inclusion would be anti-dilutive.

      Due to their anti-dilutive effect, the following shares were not included in the calculation: (1) common share equivalents, relating to the assumed conversion of the Series A Preferred into 6,336,154 shares of Common Stock, (2) common share equivalents, relating to the assumed conversion of the Series B Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), into approximately 4,123,000 shares of Common Stock, assuming conversion at June 30, 1996 (but subject to anti-dilution adjustment based upon a discount adjustment to market price of the Common Stock at the time of conversion and under certain other circumstances), (3) exercise of certain vested stock options to purchase up to 2,825,334 shares of Common Stock and (4) exercise of certain warrants to purchase up to 359,785 shares of Common Stock of the Company.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



 4.    STOCKHOLDERS' EQUITY

      On January 29, 1996, the Company completed an equity financing pursuant to which the Company issued 800 shares of Series B Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (the "Series B Preferred Stock Private Placement"). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight per cent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share or (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of such conversion. The Company treats the eight percent per annum accretion to the Stated Value as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. For the period ended June 30, 1996, the Company recorded $263,000 accretion to the Stated Value. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. During the quarter ended June 30, 1996, 290 shares of Series B Preferred Stock were converted into 1,673,515 shares of Common Stock. The Company may redeem the Series B Preferred Stock, in cash, at a premium of up to 125% of the Stated Value commencing on July 30, 1996, or, under certain other circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to the Stated Value.

      In connection with the Series B Preferred Stock Private Placement, the Company issued to Swartz Investments, LLC, the placement agent, warrants to purchase 284,585 shares of Common Stock at an exercise price of $2.53 per share. Such warrants are exerciseable at any time and expire on January 29, 2001. The Company has also agreed to certain registration rights with respect to such warrants.

      On February 20, 1996, the Company filed a registration statement on Form S-3, as amended on July 3, 1996 ("the Form-3"), to register certain shares of Common Stock issuable upon conversion of the Series B Preferred Stock, certain shares of Common Stock held by the selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of warrants including the shares of Common Stock issuable upon exercise of the warrants to purchase Common Stock sold to Swartz Investments, LLC as part of the Series B Preferred Stock Private Placement. The Company has agreed with the holders of the Series B Preferred Stock to use its reasonable best efforts to cause such registration of Series B Preferred Stock to become effective as soon as practicable.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

ITEM 2. MANAGEMENTS DISCUSSIONS AND ANALSYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history, the Company being a development stage company, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, NASDAQ SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ SmallCap Markets, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock and the market price volatility of the Common Stock. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-1510), as amended on July 3, 1996, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

 A.    RESULTS OF DEVELOPMENT ACTIVITIES

      The following is a discussion of material changes in the consolidated results of operations of The National Registry Inc. and its subsidiaries (the "Company") which occurred in the quarter and six months ended June 30, 1996, compared to the quarter and six months ended June 30, 1995. The Company's primary business is the development and marketing of electronic identification systems and services utilizing finger image identification technology.

REVENUE AND GROSS PROFIT

      For the quarter and six months ended June 30, 1996, the Company reported operating revenues of $359,000 and $1,443,000 respectively, compared to $18,000 and $31,000 in the same periods last year. The increases are primarily due to the additions of a welfare fraud control contract with the State of New Jersey in August 1995 (representing revenue of approximately $67,000 per month through January 1997) and a welfare fraud control contract with the State of Connecticut in January 1996 (representing revenue of approximately $860,000 for the three months ended March 31, 1996 and an additional $139,000 for the quarter ended June 30, 1996). Revenues for the Connecticut contract are anticipated at approximately $13,000 per month for the balance of 1996 and $15,000 per month for the remaining two years of the contract. The Company's gross margin percentage declined from 46.5% in the first quarter of 1996 to 30% in the second quarter due to sale of software with higher margins in the first quarter

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


compared to the sale of services in the second quarter. The operating revenues and gross profit for the six month period ended June 30, 1996, are not necessarily indicative of the results for the balance of 1996 or any other future period.

OPERATING EXPENSES

      The operating expenses for the quarter and six months ended June 30, 1996, increased over the same periods in 1995 by $793,000 or 57% and $1,342,000 or 53%, respectively The increases are primarily due to increases in selling and marketing expense resulting principally from the hiring of marketing personnel, increases in general and administrative expense primarily due to the hiring of additional staff and increases in corporate communications expense, offset by decreases in product development expenses associated with development of the Microreader (as hereinafter defined) and decreases in depreciation expense for equipment which became fully depreciated in 1995. Operating expenses, including the functional areas of selling and marketing, product development and general and administrative, are expected to increase for the remainder of the year as the Company attempts to secure new contracts, develop strategic relationships and continue development of its technology.

      The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes, for the quarter and six month periods ended June 30, 1996, as compared to the same periods in 1995:

CHANGES IN OPERATING EXPENSES
- -----------------------------

                                 Three Months Ended       Six Months Ended
                                   June 30, 1996            June 30, 1996
                                   -------------            -------------
                                         (In thousands, except %)

                                $              %            $            %
                             Change         Change      Change       Change
                             ------         ------      ------       ------
Selling and marketing           459           176           872         237
Product development             (97)          (18)         (248)        (24)
General and administrative      431            93           718          82
                            ---------                   --------
                                793            57         1,342          53
                            =========                   ========

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



SELLING AND MARKETING

      Selling and marketing expense increased by $459,000 or 176% and $872,000 or 237% for the quarter and six months ended June 30, 1996, compared to the same periods in 1995 primarily due to increases in employee and consulting expenses, travel expense, and advertising expense.

      The Company is engaged in marketing its finger image identification technology to a wide range of potential commercial markets including computer access security, voter registration systems, national identification cards for foreign countries, and identification services for selected components of the healthcare industry (i.e. insurers, physicians, pharmacies, laboratories, clinics and hospitals). The Company is continuing its efforts to obtain agreements from governmental agencies to provide welfare fraud control systems and services, and is currently involved in discussions with a number of governmental authorities to seek their authorization to develop and install fraud control systems using finger image identification technology. While the Company has received favorable response from a limited number of potential commercial customers, there can be no assurance that the Company will be able to secure contracts for its products and services in any of these commercial markets or, if it is able to secure such contracts, any of such contracts will prove to be profitable for the Company.

PRODUCT DEVELOPMENT

      Product development expenses for the quarter and six months ended June 30, 1996, decreased $97,000, or 18%, and $248,000 or 24%, respectively, compared to the same periods in 1995 due to a decrease in consulting expenses associated with the development of low cost optical scanning computer peripheral products designed to, among other things, optically scan a user's fingerprint (the
"Microreader). In 1996, the Company replaced higher priced consultants with permanent employees, reducing expenses by $160,000 for the six months ended June 30, 1996. Additionally, depreciation expense decreased by $156,000 due to equipment purchased in 1992 becoming fully depreciated in 1995.

      The Company currently intends to develop both analog and digital Microreader prototypes for use in a wide range of potential applications that require positive identification, including welfare fraud control, medical insurance fraud control, medical record access security, voter registration and voting fraud control, credit card fraud control and computer access control. Although the Company's sales efforts are not dependent upon the successful development of a Microreader, the Company believes that the development of the Microreader will give the Company a competitive advantage in selling and implementing its finger image identification systems. While the Company expects that additional modifications will be necessary, it is currently testing a possible prototype of the Microreader. Completion of testing of a prototype, is expected by November 1996. The Company is continuing its efforts to refine the software technology used with the Microreader and other similar systems. The Company has established tentative relationships with certain manufacturers who

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

may both produce the Microreader, once developed, and serve as an original equipment manufacturer in an attempt to create additional sales opportunities for the product. There is no assurance that the Company will successfully develop the Microreader or any other similar system.

GENERAL AND ADMINISTRATIVE

      For the quarter and six months ended June 30, 1996, general administrative expenses increased $431,000, or 93% and $718,000 or 82%, respectively, compared to the same period in 1995 due primarily to increases in employee and consulting expenses due to the hiring of various management personnel, an increase in legal expenses due to the reimbursement of certain legal fees of a director of the Company in connection with a Company related lawsuit, an increase in expenses related to corporate communications, and increases in various other expenses associated with increased personnel. The Company expects the trend of increased general and administrative expenses over the previous year's expenses will continue.

 B.    LIQUIDITY AND CAPITAL RESOURCES

      Cash and working capital as of June 30, 1996, was $3,477,000 and $4,364,000, respectively as compared to $178,000 and $245,000, as of December 31, 1995, respectively. Cash and working capital at June 30, 1995 was $2,671,000 and $2,649,000, respectively.

      The increase in the Company's cash and working capital as of June 30, 1996, from December 31, 1995 primarily relates to $7,378,000 in capital contributions from the equity financing described below and the exercise of certain employee stock options, offset in part, by cash operating expenses and certain capital expenditures.

      During the six months ended June 30, 1996, the Company had capital expenditures of $468,000 for various purchases of computer hardware and software. The Company anticipates additional 1996 capital expenditures of approximately $400,000 to support anticipated growth in personnel, purchase computer hardware to support various product development projects and support additional development of the Microreader.

      On January 29, 1996, the Company completed an equity financing pursuant to which the Company issued 800 shares of Series B Preferred for an aggregate purchase price of $8.0 million (before commissions and expenses of approximately $795,000 in the aggregate). Shares of Series B Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock, based upon the result obtained by dividing the $10,000 per share purchase price (increasing at the rate of eight percent per annum) (the "Stated Value") by a conversion price equal to the lesser of (i) $2.53 per share of (ii) 85% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of such conversion. The Company treats the eight

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


percent per annum accretion to the Stated Value as a dividend resulting in a change to accumulated deficit and a credit to capital in excess of par value. For the period ended June 30, 1996, the Company recorded $263,000 of accretion to the Stated Value. All outstanding shares of Series B Preferred Stock will automatically convert into Common Stock on January 19, 1999. During the quarter ended June 30, 1996, 290 shares of Series B Preferred stock were converted into 1,673,515 shares of Common Stock. As of August 9, 1996, 475 shares of Series B Preferred Stock are available to be converted to Common Stock. If all remaining such shares were converted on August 9, 1996, approximately 5,648,000 shares of Common Stock would be issued. The Company may redeem the Series B Preferred Stock, in cash, at a premium commencing on July 30, 1996, or under certain circumstances, at a price based on the Stated Value in the event of a notice of conversion at less than $2.53 per share of Common Stock. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series B Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their Stated Value.

     On February 20, 1996, the Company filed a registration statement to register shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by selling stockholders named in such registration statement and certain of Common Stock issuable upon the exercise of certain outstanding warrants. The Company has agreed with the holders of the Series B Preferred Stock to use its reasonable best efforts to cause such registration of Series B Preferred Stock to become effective as soon as practicable.

      On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into the Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRX for working capital purposes Through August 12, 1996, the Company and BCBSNJ have each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. As of August 12, 1996, BIOMETRX has not commenced operations. There is no assurance that BIOMETRX will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services, or products.

      Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. While the Series B Preferred Stock does not carry any dividend obligation, the Stated Value of such shares increases at the rate of eight percent per annum.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



      Management believes that the adequacy of its cash resources will be dependent on its ability to achieve sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its finger image identification systems and services. There can be no assurance that the Company will be able to complete significant additional sales of its systems or services during 1996 or thereafter. The Company continues to spend net cash at a recurring rate of approximately $600,000 - $700,000 per month (including capital expenditures). The Company believes that its existing working capital, together with anticipated cash flows from operations will only be sufficient to meet its expected working capital needs through early January 1997. Absent a significant increase in sales, the Company will require additional funds thereafter to continue, among other things, development, testing, and marketing of its finger image identification systems and services and to maintain its operations. There is a significant likelihood, especially in light of recent financial market activities in general and recent movements of the price of the Common Stock on the NASDAQ SmallCap Market in specific, that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of equity securities of the Company or other securities of the Company convertible into equity securities, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete developing and testing of its systems and services or, if completed, that it will be able to consummate significant sales of its systems or services.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Stockholders held on June 25, 1996 (the "Annual Meeting") the stockholders of the Company approved the following proposals:

        Proposal 1.  Election of Directors

            The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

         NAME                    VOTES FOR              VOTES WITHHELD
         ----                    ---------              --------------

         J. Anthony Forstmann    19,362,084                   37,700

         John L. Gustafson       19,362,084                   37,700

         Kevin J. McKeon         19,362,084                   37,700

         W. Lee Shevel           19,362,084                   37,700


      Proposal 2.  Amendment to 1992 Stock Incentive Plan
                   --------------------------------------

         The proposed amendment to the Company's 1992 Stock Incentive Plan to increase from 2,700,000 to 3,700,000 the number of shares of Common Stock authorized for issuance thereunder was approved with 18,613,881 votes for the proposal, 327,142 votes against and 52,727 votes abstaining.

      Proposal 3.  Amendment to Certification of Incorporation
                   -------------------------------------------

         The proposed amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 shares to 75,000,000 shares was approved with 18,994,658 votes for the proposal, 343,816 votes against and 53,910 votes abstaining.

      Proposal 4.  Appointment of Independent Auditors
                   -----------------------------------

         The appointment by the Board of Directors of the Company of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 was ratified with 19,317,824 votes for the proposal, 49,300 votes against and 32,660 votes abstaining.

ITEM 5. OTHER INFORMATION

        Joan E. Halfaker resigned as Chief Financial Officer of the Company effective August 9, 1996. Steven T. Price is acting as interim Controller of the Company. The Company is undertaking a search to find a new Chief Financial Officer and Controller.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 - Financial Data Schedule (Electronic filing only)

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE NATIONAL REGISTRY INC.



DATE:  August 13, 1996                          BY: /s/  John L. Gustafson
                                                    ----------------------
                                                     JOHN L. GUSTAFSON
                                                     Chief Executive Officer
                                                      and President
                                                     (duly authorized officer)



                                                BY: /s/  Steven T. Price
                                                   -----------------------
                                                     STEVEN T. PRICE
                                                     Acting Controller
                                                     (chief accounting officer)