Form 10-Q
period 1996-09-30
NATIONAL REGISTRY INC
filed 1996-11-14
CIK 847555

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                         COMMISSION FILE NUMBER 0-20270


                           THE NATIONAL REGISTRY INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                      95-4346070
 (State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization.)                               Identification No.)



             2501 118th Avenue North, St. Petersburg, Florida 33716
              (Address of principal executive offices and zip code)

                                 (813) 573-3353
              (Registrant's telephone number, including area code)

                                 Not applicable
               (Former name, former address and former fiscal year
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


      There were 34,286,005 shares of outstanding Common Stock of the registrant as of November 14, 1996.

================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)
                                                      September 30, December 31,
ASSETS                                                      1996        1995
                                                      ------------  -----------

CURRENT ASSETS
   Cash and cash equivalents                              $  2,432     $    178
   Receivables                                                 553           21
   Prepaid expense                                             103          182
   Deferred charges                                             34          159
   Inventory                                                  --            143
   Note receivable-related party                                60           60
   Other                                                      --             12
                                                          --------     --------
     Total current assets                                    3,182          755
                                                          --------     --------
Equipment
   Computer equipment                                        2,448        1,848
   Office Equipment and other                                  342          215
                                                          --------     --------
                                                             2,790        2,063
     Less accumulated depreciation                          (1,682)      (1,323)
                                                          --------     --------
                                                             1,108          740
                                                          --------     --------
   Investment                                                  105          105
                                                          ========     ========
TOTAL ASSETS                                              $  4,395     $  1,600
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                  $    793     $    510
                                                          --------     --------
     Total current liabilities                                 793          510
                                                          --------     --------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
     Authorized  - 75,000,000 shares
     Issued and outstanding - 34,286,005 and
      24,244,253 as of September 30, 1996 and
      December 31, 1995, respectively                          315          242
   Preferred stock,  $.01 par value  convertible
     Authorized - 1,000,000  shares
     Issued and outstanding - 100,000 shares as of
      September 30, 1996 and December 31, 1995,
      respectively (liquidation preference of $100
      per share)                                                 1            1
   Capital in excess of par value                           33,942       26,475
   Deficit accumulated in the development stage            (30,523)     (25,376)
   Unamortized deferred compensation                          (133)        (252)
                                                          --------     --------
                                                             3,602        1,090
                                                          ========     ========
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $  4,395     $  1,600
                                                          ========     ========
                             See accompanying notes.
                                       2

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                 From October
                                                                                  23, 1991 to
                                                                                   September
                                                                                   30, 1996
                                   Three months Ended       Nine Months Ended    (Inception
                                       September 30,          September 30,          to
                                     1996        1995       1996        1995        Date)
                                  -----------  ---------  ----------  --------- ---------------
Net Sales                               $384       $152      $1,827       $182          $2,228
Cost of Sales                            270        109       1,100        129           1,374
                                 -----------  ---------  ----------  ---------  ---------------

  Gross Profit                           114         43         727         53             854
                                  -----------  ---------  ----------  --------- ---------------

Operating Expenses:
  Selling and marketing                  664        379       1,903        746           7,933
  Royalty Fee                            125        125         375        375           2,250
  Product development                    405        539       1,161      1,544           9,035
  General and administrative             851        431       2,435      1,298          12,767
                                  -----------  ---------  ----------  --------- ---------------
Total Operating Expenses               2,045      1,474       5,874      3,963          31,985

Other Income:
  Interest Income                         41         12         162         71             770
                                  ===========  =========  ==========  ========= ===============
Net Loss                            ($1,890)   ($1,419)    ($4,985)   ($3,839)       ($30,361)
                                  ===========  =========  ==========  ========= ===============


Loss per common share and common
 share equivalent                   ($ 0.07)    ($0.06)     ($0.19)    ($0.17)         ($1.52)


Weighted average number of            28,436     24,112      26,014     22,925          19,919
common shares and common share
equivalents outstanding












                                            See accompanying notes.
                                                      3

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                               From October
                                                    Nine Months Ended            23, 1991
                                                      September 30,           (Inception) to
                                                                              September 30,
Cash used in operating activities:                   1996         1995            1996
                                                 -------------  ----------  ------------------
   Net Loss                                           ($4,985)    ($3,839)           ($30,361)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
         Compensation applicable to stock                 119         251               3,208
           option grants
         Compensation applicable to stock gifts
           by principal  stockholder                       --          --                 195
       Compensation applicable to Phoenix stock grant      --          --                 183
       Compensation applicable to Cogent warrents          --          --                 176
       Compensation applicable to Cogent stock             --          --                 250
       Depreciation                                       359         433               2,171
       Compensation applicable to transfer of stock        --          --                   9
       Expenses paid by Home Shopping Network              --          --                 647
   Changes in operating assets and liabilities:
   (Increase) decrease in assets:
       Accounts receivable                               (532)          --               (532)
       Prepaid expense                                     79          80                (103)
       Deferred charges                                   125        (134)                (34)
       Inventory                                          143          --                  --
       Note from related party                             --          --                 (60)
       Other assets                                        12        (130)                (15)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities           283          52                 794
                                                 -------------  ----------  ------------------
     Net cash used in operating activities             (4,397)     (3,287)            (23,472)
                                                 -------------  ----------  ------------------
Cash used in investing activities:
         Additions to organizational costs                 --          --                 (6)
       Purchase of equipment                             (727)       (366)             (3,100)
         Loss on disposal of equipment, net of cash        --          15                  --
       Increase in investments                              --          --               (105)
                                                 -------------  ----------  ------------------
     Net cash used in investing activities               (727)       (351)             (3,211)
                                                 -------------  ----------  ------------------
Cash provided by financing activities:
       Proceeds from issuance of common stock             244       4,230              12,311
       Proceeds from issuance of preferred stock        7,134          --              12,134
       Capital contributions from related parties          --          --               4,660
                                                 -------------  ----------  ------------------
   Net cash provided by financing activities            7,378       4,230              29,105
                                                 -------------  ----------  ------------------
Net increase in cash and cash equivalents               2,254         592               2,422
Cash and cash equivalents at beginning of period          178         645                  --
Cash received from merger                                              --                  10
                                                 =============  ==========  ==================
Cash and cash equivalents at end of                    $2,432      $1,237              $2,432
period                                           =============  ==========  ==================

                             See accompanying notes

================================================================================
                           THE NATIONAL REGISTRY INC.
================================================================================
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




 1.    Basis of Presentation

      The accompanying financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual financial statements of The National Registry Inc. (the "Company). In the opinion of management, all adjustments (consisting only of normally recurring accruals) it considers necessary for a fair presentation have been included.

      The Company's condensed consolidated interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 29, 1996, and as amended in Amendment No. 1 to Form 10-K/A on June 30, 1996.

 2.    Principles of Consolidation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.


 3.    Net Loss per Common Share

      For the three and nine months ended September 30, 1996 and 1995, and for the period October 23, 1991 (inception) to September 30, 1996, the loss per common share was computed by dividing net loss by the weighted average number of shares of common stock, par value $.01 per share (the "Common Stock"), outstanding during the period. Due to their anti-dilutive effect, the following shares were not included in the calculation: (1) common share equivalents, relating to the assumed conversion of the Series A Preferred into 6,336,154 shares of Common Stock, (2) exercise of certain vested stock options to purchase up to 2,825,334 shares of Common Stock and (3) exercise of certain warrants to purchase up to 359,785 shares of Common Stock of the Company.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



 4.    Stockholders' Equity

      On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B
Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (the "Series B Preferred Stock Private Placement"). The Series B Preferred Stock carried an eight percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. For the nine months ended September 30,1996 the Company recorded an aggregate of $162,000 of accretion to the Stated Value. During the nine months ended September 30, 1996, all 800 shares of Series B Preferred Stock were converted into an aggregate of 9,926,252 shares of Common Stock.

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

      On February 20, 1996, the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants.

                           THE NATIONAL REGISTRY INC.
                          (A Development Stage Company)

ITEM 2. MANAGEMENTS DISCUSSIONS AND ANALSYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Forward Looking Statements

      Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history, the Company being a development stage company, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, NASDAQ SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ SmallCap Markets, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock and the market price volatility of the Common Stock. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No. 333-1510), as amended on July 3, 1996, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Recent Developments

      During the three months ended September 30, 1996, the Company entered into the contracts and arrangements discussed below. There can be no assurance that any pilot programs discussed below will be successful, if successful those sales will result therefrom or that any future sales will be profitable for the Company. In addition, there can be no assurance that any of the value added reseller agreements or other contracts or arrangements will result in any sales to the Company or if sales do result, that such sales will be profitable for the Company.


            The SARASOTA MEMORIAL HOSPITAL in Sarasota, Florida, has agreed to initiate a pilot program to evaluate the efficacy of the Company's finger imaging technology in securing access to computerized hospital records. The pilot program is set to begin in November 1996 and will continue through the end of the year. Initial application of such technology is expected to be through a computer screen saver secured by finger imaging to be implemented with the physicians' sign-in application.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

            DYNAMIC HEALTHCARE TECHNOLOGIES, INC., of Maitland, Florida, has entered into a value-added reseller agreement with the Company. Dynamic Healthcare Technologies has agreed to offer NRIdentity(TM) finger imaging technology as an enhanced security option to Dynamic's Dynamic VisionTM Virtual Electronic Health Record, a multi-media electronic record that offers immediate, real-time access to patient records which reside in distributed databases.

            MID-SOUTH DATA INDUSTRIES, INC., located in Birmingham, Alabama, signed a value-added reseller agreement with the Company. Mid-South Data is a systems integrator specializing in "connectivity" -- WAN's and LAN's -- in image processing, and in professional support services. Mid-South Data has agreed to incorporate NRI's products into the systems it provides in order to provide security and confidentiality of data and to secure access to networks.

            GRIDNET, INTERNATIONAL, entered into an agreement with the Company in September 1996 pursuant to which GridNet has agreed to incorporate the Company's finger image authentication as an integrated feature of the GRID, GridNet's asynchronous transfer mode (ATM) backbone computer network.

            SYLVAN PROMETRIC, the computer-based testing division of Sylvan Learning Systems, Inc., has agreed to evaluate the Company's NRIdentity(TM) Personal Authentication Scanners, Software Solution Sets, and technical services for the possible integration of such technology into Sylvan's security-sensitive testing programs. Sylvan Learning Systems is the global leader in computer-based testing for academic assessment, technical proficiency certification, and professional licensing.

            PURDUE EMPLOYEES Federal Credit Union in West Lafayette, Indiana entered into an agreement with the Company in July 1996 to incorporate the Company's NRIdentity(TM) finger imaging technology at a new unattended
      "virtual" branch office which site will be utilized to conduct a broad range of financial transactions. The virtual branch will support a full range of member services normally available only at a traditional branch office. The Company's software will be used to secure all customer transactions by verifying the identity of Purdue Credit Union members using the computer-based systems at the unattended branch.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


 A.     Results of Development Activities

      For the three and nine months ended September 30, 1996, the Company incurred a net loss of $1,890,000 and $4,985,000, respectively, resulting in a loss per common share of $0.07 and $0.19 for the three months and nine months, respectively, ended September 30, 1996. This compares with a net loss for the three and nine months ended September 30, 1995 of $1,419,000 and $3,839,000, respectively, resulting in a loss per common share of $0.06 and $0.17 for the three months and nine months, respectively, ended September 30, 1996. Approximately $513,000 of the net loss in the nine month period ended September 30, 1996, and $684,000 of the net loss in the nine month period ended September 30, 1995, were attributable to non-cash charges to income, including depreciation and the issuance of certain stock options.

Revenue and Gross Profit

      For the three and nine months ended September 30, 1996, the Company reported operating revenues of $384,000 and $1,827,000, respectively. This compares with operating revenues of $152,000 and $182,000 for the three and nine months ended September 30, 1995. These represent increases of 153% and 904%, for the three and nine month periods, respectively, versus the comparable periods in 1995. The increases are primarily due to the additions of a welfare fraud control contract with the State of New Jersey in August 1995 (representing revenue of approximately $67,000 per month through January 1997), a welfare fraud control contract with the State of Connecticut in January 1996 (representing revenue of approximately $1,037,000 for the nine months ended September 30, 1996), and a pilot finger imaging contract with the State of Massachusetts in August 1996 (representing one-time revenue of $75,000).
Revenues for the Connecticut contract are anticipated to be approximately $13,000 per month for the balance of 1996 and $15,000 per month for the remaining two years of the contract.

      The Company's gross margin percentage declined from 46.5% in the first quarter of 1996 to 30% in the second quarter and for the three months ended September 30, 1996 due to sales of software with higher margins in the first quarter compared to the sale of services in the second and third quarters. The operating revenues and gross profit for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the balance of 1996 or any other future period.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


Operating Expenses

      Total operating expenses for the three and nine months ended September 30, 1996, increased over the same periods in 1995 by $571,000, and $1,911,000, respectively. This represents increases of 39% and 48% for the three and nine month periods, respectively, versus the comparable periods in 1995. The increase for the quarter ended September 30, 1996 was primarily due to increases in selling and marketing expense primarily due to hiring of individuals to seek to develop strategic relationships and secure new contracts, increases in general and administrative expense primarily due to the hiring of additional staff, increases in corporate communications expense, offset by decreases in Product Development expenses associated with development of the NRIdentity(TM) Personal Authentication Scanner devices and decreases in depreciation expense for equipment which became fully depreciated in 1995. Operating expenses, including the functional areas of selling and marketing, and general and administrative, are expected to increase for the remainder of the year and the foreseeable future as the Company attempts to secure new contracts, develop strategic relationships and continue development of its technology.

            The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes, for the three and nine month periods ended September 30, 1996, as compared to the same period in 1995:


Changes in Operating Expenses
-----------------------------
                                      Changes in Operating Expenses
                                      -----------------------------

                                 Three Months Ended      Nine Months Ended
                                 September 30, 1996     September 30, 1996
                                 ------------------     ------------------

                                        (in thousands, except %)

                               $             %             $           %
                             Change        Change        Change      Change
                            ---------     ---------     ---------   ---------
Selling and marketing           $285           75%        $1,157        155%
Product development            (134)          (25)         (383)        (25)
General and administrative       420            97         1,137          88
                            =========     =========     =========   =========
                                $571           39%        $1,911         48%
                            =========     =========     =========   =========

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

Selling and Marketing

      Sales and marketing expense increased $285,000, or 75%, and $1,157,000, or 155%, for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily due to increases in employee and consulting expenses, travel expense and advertising expense.

      The Company is engaged in marketing its biometric finger image identification technology to a wide range of potential commercial markets including computer network access security, protecting medical and financial records, facilitating electronic commerce, enhancing customer service in banking, deterring check fraud and on-line fraud, healthcare and the travel industry, deterring fraud in government social services programs and others. While the Company has received some favorable responses from a limited number of potential commercial customers there can be no assurance that the Company will be able to secure contracts for its products and services in any of such commercial markets or, if it is able to secure such contracts, any of such contracts will prove to be profitable for the Company.


Product Development

      Product development expenses for the three and nine months ended September 30, 1996, decreased $134,000, or 24%, and $383,000, or 24%, respectively, compared to the same periods in 1996 due primarily to decreases in employee and consulting expenses associated with the completion of the development of low cost optical scanning computer peripheral products, designed to, among other things, optically scan a user's fingerprint and decreases in depreciation expense of equipment purchased in 1992 which was fully depreciated in 1995.

      The Company's strategy has been to develop low-cost Microreader fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting signal into digital form. During the three months ended September 30, 1996, the Company announced the completion of a new family of NRIdentity(TM) Personal Authentication Scanner devices, including a desktop scanner, a keyboard scanner, and an external dual-channel frame grabber (image digitizer). Both scanners make use of optical and electronic technology developed by the Company for the Microreader series of low-cost scanning devices. NRIdentity(TM) scanners are manufactured by Key Tronic Corporation under a developmental joint venture agreement dated December 14, 1995. Under this agreement, the Company licensed certain optical and electronic technology to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

      The Company will continue its research and development efforts in connection with its software and hardware scanning technologies, rather than focusing on the manufacture of fingerprint imaging scanning devices. The Company believes it will benefit by not having to manufacture scanning devices and by focusing its research and development resources on continuing to develop its fingerprint imaging technology and exploring new biometric technologies.

   Although the Company's sales efforts are not dependent upon the successful development of scanning devices, the Company believes that the continued development and marketing of NRIdentity(TM) Personal Authentication Scanner devices will give the Company a competitive advantage in selling its finger-image identification software and systems.

   There is no assurance that the Company will successfully develop additional scanner technology, or that the Company, its licensee Key Tronic Corporation or any other person or entity will successfully market any keyboards or peripheral devices incorporating the Company's technology.

General and Administrative

      For  the  three  and  nine  months  ended  September  30,  1996,   general
administrative expenses increased $420,000, or 97%, and $1,137,000, or 87%, respectively, compared to the same period in 1995 due primarily to increases in employee and consulting expenses due to the hiring of various management personnel, increases in expenses related to corporate communications, and increases in various other expenses associated with increased personnel. The Company expects that the trend of increased general and administrative expenses will continue if the Company is successful in selling and marketing its products and services.

 B.    Liquidity and Capital Resources

      Cash and working capital as of September 30, 1996, was $2,432,000 and $2,389,000, respectively, as compared to $178,000 and $245,000, respectively, as of December 31, 1995 and $1,237,000 and $1,235,000, respectively, as of September 30, 1995. This represents an increase from the Company's cash and working capital as of December 31, 1995, of $2,254,000 and $2,144,000, respectively, and an increase from that as of September 30, 1995, of $1,195,000 and $1,154,000, respectively.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)



      The increase in the Company's cash and working capital as of September 30, 1996, from that as of September 30, 1995 primarily relates to $7,378,000 in capital contributions from the equity financing described below and exercise of certain employee stock options offset, in part, by cash operating expenses and certain capital additions. The increase in the Company's cash and working capital as of September 30, 1996 from that as of December 31, 1995, primarily relates to $7,378,000 in capital contributions offset, in part, by cash operating expenses and certain capital additions made during 1996.

      The Company anticipates additional 1996 capital expenditures of at least $75,000 to support anticipated growth in personnel, purchase computer hardware to support various product development projects and support additional development of the NRIdentity(TM) Personal Authentication Scanner. The Company estimates additional capital expenditures during the first six months of 1997 of approximately $400,000 to support development and production of the NRIdentity(TM) Personal Authentication Scanner.

      On January  29,  1996,  the Company  completed  an equity  financing  (the
"Series B Preferred Stock Private Placement") pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (estimated at approximately $795,000 in the aggregate). The Series B Preferred Stock carried an eight percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. For the nine months ended September 30,1996 the Company recorded an aggregate of $162,000 of accretion to the stated value. During the nine months ended September 30, 1996, all 800 shares of Series B Preferred Stock were converted into an aggregate of 9,926,252 shares of Common Stock.

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

      On February 20, 1996, the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series B Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)



      On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNH") and a wholly owned subsidiary of BCBSNH entered into the Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRX for working capital purposes Through November 13, 1996, the Company and BCBSNJ have each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. As of November 13, 1996, BIOMETRX has not commenced operations. There is no assurance that BIOMETRX will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services, or products.

      Management believes that the adequacy of its cash resources will be dependent on its ability to achieve sales and obtain additional capital to complete the development and marketing of its finger image identification systems and services. There can be no assurance that the Company will be able to complete significant additional sales of its systems or services during 1996. The Company continues to spend net cash at a recurring rate of approximately $600,000 to $700,000 per month (including capital expenditures). The Company believes that its existing working capital, together with anticipated cash flows from operations and other funding sources will be sufficient to meet its expected working capital needs through the remainder of 1996. However, the Company will require additional funds thereafter to continue, among other things, development, testing, and marketing of its finger image identification systems and services and to maintain its operations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, or other securities convertible into or exercisable for Common Stock which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete developing and testing of its systems and services or, if completed, that it will be able to consummate significant sales of its systems or services or if the Company is able to consummate significant sales, that any such sales would be profitable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      On September 9, 1996, David E. Brogan was hired as the Treasurer, Controller and Vice President of Finance of the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit 27 - Financial Data Schedule (Electronic filing only)

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE NATIONAL REGISTRY INC.



DATE:  November 14, 1996                        BY: /s/David E. Brogan
                                                   --------------------------
                                                   David E. Brogan
                                                   Treasurer and Controller
                                                  (duly authorized officer and
                                                   principal financial officer)