Form 10-K
period 1995-12-31
NATIONAL REGISTRY INC
filed 1997-03-31
CIK 847555

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-K
                                ----------------

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20270

                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                95-4346070
      ------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

2502 ROCKY POINT DRIVE, SUITE 100, TAMPA, FLORIDA                  33607
-------------------------------------------------                ----------
    (Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code:           (813) 636-0099
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on March 27, 1997, was $48,279,929. There were 34,286,005 shares of Common Stock outstanding as of March 27, 1997.

             Total number of pages:55    Exhibit Index begins on page:31

                                     PART I

         Item 1.  BUSINESS

GENERAL

         The National Registry Inc., a Delaware corporation organized on October 23, 1991 ("NRI" or the "Company"), designs, develops, markets and supports open client/server software and hardware products that can be used to secure access to computer-based information systems. NRI's products incorporate biometric identification technology which identifies individuals seeking access to valuable information and transactions by electronically scanning the image of their finger tip, creating a unique identifier from that image, and matching the identifier against a previously stored identifier or population of identifiers. The Company has designed its products to (i) deliver high levels of performance, ease-of-use, and a higher level of security than the Company believes is currently available from password or token based identity authentication solutions that can be easily forgotten, lost, or transferred from person to person, (ii) reduce the operational costs of maintaining and supporting identity authentication for enterprise information systems and applications accessed by geographically dispersed and mobile users, and (iii) interface with a variety of operating systems and hardware platforms to enable enterprise-wide client/server security coverage. In the fourth quarter of 1996, the Company began shipping its first generation of developers tools (the "NRIdentity(TM) Solution Sets") to meet the enterprise security needs of its customers.

         In recent years, the number of approved information systems users and access points, from both mobile and desktop workstations, have increased dramatically making it more difficult to prevent unauthorized access to sensitive financial data, medical records, personnel files, customer lists, marketing plans, product designs, and other confidential information. Protecting such information and authenticating the identity of approved users has become a growing and costly problem for business and other enterprises and continues to be identified by information professionals as a priority in systems design. The process of identity authentication typically requires an individual to present for comparison one or more of the following factors: (i) something known, such as a password, PIN, or mother's maiden name, (ii) something carried, such as a token, card, or key, or (iii) something physical, such as a face, voice, or other biological characteristic. Comparison of biological characteristics, also known as biometric identification, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in optical scanning technologies and image processing software algorithms have increased the speed and reduced the cost of implementing finger image based biometric identification and the Company believes that individuals and organizations will increasingly use this method of identity authentication to enhance the security of information systems, secure business-to-business and business-to-consumer transactions, and enable the growth of electronic commerce and other electronic services.

         The Company believes that the proprietary technology, products and systems licensed to it and/or developed by it, if successfully exploited, may provide it with certain advantages over certain other commercially available technologies. See "-- Licensed Technology" and "-- Competition." In addition to the finger imaging identification technology currently licensed to it, the Company may from time to time seek to obtain the right to use other similar technologies, although there is no assurance that such rights will be available on satisfactory terms. Any such acquisition may be subject to the Company obtaining additional financing, which may not be available to the Company on satisfactory terms.

         The Company has developed and patented a state-of-the-art proprietary finger image scanner technology which it has subsequently licensed to Key Tronic Corporation ("Key Tronic") in December 1995, for the development, manufacture, and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology.

         During the latter portion of 1996, the Company transitioned out of the developmental stage which stage had been characterized by the development of products by the Company and by the testing and installation of custom applications for state and local government welfare administration. These installations showcased the use of finger imaging identification technology in an operational end user environment and developed marketable reference sites in order to attract application developers to the Company's technology. The Company is currently in discussions with a number of commercial enterprises in connection with potential sales of its NRIdentity series software and scanner products. No assurance can be given that any discussions with prospective purchasers of the Company's products or services will result in the realization of revenues by the Company.

         For the fiscal year ended December 31, 1996, the Company had $2,305,000 in operating revenues and an operating loss of $7,340,000. As of December 31, 1996, the Company has an accumulated deficit of $33,019,000. The ability of the Company to achieve profitability and sustain as an operating enterprise depends largely on the Company's ability (i) to design, sell, and support its identification software products and services and (ii) to hire and retain key employees as the business expands. There is no assurance that the Company will be able to accomplish either of the foregoing, or to expand its business.

RECENT DEVELOPMENTS

FINANCING TRANSACTION - On February 6, 1997, the Company completed an equity financing pursuant to which NRI issued an aggregate of 350,000 shares of NRI Series C Preferred Stock, $.01 par value per share (the " Series C Preferred Stock") to two accredited investment funds for a gross cash purchase price of $7 million before commissions and expenses.

         Shares of Series C Preferred Stock are convertible at the option of the holder thereof into shares of NRI common stock, $.01 par value per share (the "Common Stock"), at the lesser of (i) $2.375 per share or (ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. The Series C Preferred Stock is convertible, as to one-third of such shares, at any time after 121 days after the closing date, as to an additional one-third of such shares, beginning 151 days after the closing date and, as to the remaining shares, beginning 181 days after the closing date. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will automatically be converted into shares of Common Stock. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price. In addition, as part of such transaction, the Company issued to such accredited investment funds warrants to purchase, within five years of the date of closing, up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time.

         On March 17, 1997 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series C Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants. The Company has agreed to use its reasonable best efforts to cause the registration statement covering the shares of Common Stock issuable upon conversion of the Series C Preferred Stock to become effective on or prior to June 5, 1997. The sale or perception of the availability for public sale of such shares could have an adverse impact on the price of the Common Stock and/or upon the market, if any, for the Common Stock.

PILOT APPLICATION - On February 20, 1997 the Company entered into an agreement with the Mayo Foundation for Medical Education and Research (Mayo Clinic Jacksonville) to develop and implement a "proof of concept" pilot application which utilizes NRI's finger imaging hardware and software technology to protect the confidentiality of patients' electronic clinical records while displayed on monitors in public locations. In addition the application authenticates the identity of the person accessing the information, ensuring that such person is authorized for such access. The pilot application has been installed and is being evaluated at three separate, networked locations and is being utilized by approximately 100 users.

FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934 which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history and substantial accumulated net losses, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, NASDAQ SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ SmallCap Markets if maintenance requirements are not met, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock, and the market price volatility of the Common Stock. See the Company's registration statement on Form S-3 (Registration No. 333-23467), filed with the Securities and Exchange Commission (the "SEC") on March 17, 1997, and the Company's periodic reports and other documents filed with the SEC, including this annual report, for further discussions of these and other risks and uncertainties applicable to the Company and its business.

MARKET OVERVIEW

         Individuals and organizations are becoming increasingly concerned about the security of information maintained on personal computers, the Internet, and enterprise-wide systems. A number of technologies and strategies have been developed to address the growing concern for secure information, including without limitation, secure identification cards or tokens, digital certificates, new encryption methods, firewalls and single sign-on applications. However, each of these new technologies and strategies are dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication.

         As an increasing number of organizations provide their employees with access to their enterprise network and the Internet from their desktops, home offices, and mobile computing terminals, an opportunity is emerging for companies providing internal information systems and enterprise applications to utilize finger imaging identification technology to secure confidential company, "groupware", and team computing environments within departments and across geographically dispersed locations. Since network expansion geometrically increases the number of endpoints that may provide access or be accessed, the Company believes that the need and demand for positive personal identification and authentication in the enterprise network environment is also increasing at a rapid rate.

BIOMETRIC IDENTIFICATION

         A variety of methods are in use today to authenticate an individual's identity for access privileges. Typically, these methods require an individual to present for comparison one or more of the following factors: (i) something known, such as a password, PIN, or mother's maiden name; (ii) something carried, such as a token, card, or key; or (iii) something physical, such as a face, voice, or other biological characteristic. Comparison of biological characteristics, also known as biometric identification, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in computer processing and optical scanning technologies have improved the speed and costs of implementing biometric identification and the Company believes that as costs continue to decrease individuals and organizations will increasingly use this method of identity authentication to enhance the security of information systems, secure business-to-business and business-to-consumer transactions, and enable the growth of electronic commerce and other electronic services because of its level of reliability and accuracy.

         The Company believes that of the various biological characteristics that are available today for use in biometric identification, finger imaging identification technology has the highest combination of proven accuracy, acceptability, and affordability for both one-to-one matching (one-to-one matching answers the question "is this person who they claim to be") and one-to-many matching (one-to-many matching answers the question "is this person someone who already is contained in the database"). When implemented in an operating system or application, these two matching functions are able to address the full spectrum of identification requirements found in the information technology marketplace including: (i) the prevention of identity theft (assuming another person's identity), (ii) the detection of individuals using multiple identities (aliases), and (iii) the coordination of account relationships within a system (linking an individual to all of their accounts).

PRODUCTS

CURRENT PRODUCTS - The objective of the NRIdentity products is to provide the commercial marketplace with complete, end-to-end solutions for positive personal identification and authentication employing finger imaging identification technology. The NRIdentity product line currently consists of the following:

NRIDENTITY PERSONAL AUTHENTICATION SCANNER SERIES ("PASS") delivers a selection of finger image capture devices that the Company believes have the size, ease-of-use and price required by the commercial marketplace. These hardware components employ standard open system interfaces and are modular so they can be configured to varying user environments. Although the Company commenced sales of PASS scanners in the first quarter of 1997, there is no assurance that the PASS scanners will be accepted commercially or that the Company will be able to manufacture (or cause to be manufactured), market or sell significant quantities of PASS scanners to generate substantial revenues for the Company.

NRIDENTITY PACKAGED APPLICATIONS provide "out-of-box" finger image personal identification and authentication. Combined with PASS scanners, packaged applications allow an end user to easily and inexpensively add finger imaging indentification technology to their workstation and server without such user performing any application development or requiring any special technical expertise.

NRIDENTITY SOLUTION SETS are a collection of tools for developers which provide, via standard software "building blocks," the necessary components to integrate finger image based identification technology into a customized user application. These software components are written in industry standard C and C++ programming languages using an object-oriented methodology and are implemented in an open architecture client/server model to allow developers freedom to select the development tool and database of their choice.

PRODUCT GOALS - The Company believes that it has designed its NRIdentity line of products to meet the needs of the commercial marketplace by designing such products in an attempt to provide the following features and functionality:

EASE-OF-USE. The Company's software solution sets provide simple library function calls or user prompts to capture, evaluate, process, and match scanned finger images. The Company's packaged applications provide identity authentication for screen savers, data file access, and program access.

HIGH PERFORMANCE AND SCALABILITY. The Company's products are designed for the rapid capture and processing of finger image information. Matching can be performed on a one-to-one basis or against populations of hundreds of thousands of images in a database.

MULTI-PLATFORM SUPPORT. The Company's software is designed to operate on most popular computer platforms, including Microsoft WINDOWS(R) 3.1, 95, and NT, and numerous versions of the UNIX(R) operating system.

OFF-THE-SHELF HARDWARE. The Company's software supports numerous frame grabbers and scanner peripherals, including those manufactured by Identix, Inc., Identicator Technology, and Key Tronic.

SUPPORT INDUSTRY STANDARDS. The Company's software products accept data collected from a number of live scan devices consistent with industry standards for image capture format and data exchange protocols. These standards were developed by the Federal Bureau of Investigation (FBI) for interchange of electronic fingerprints between law enforcement automated fingerprint identification systems (AFIS). While there currently is no commerical industry standard, the Company believes that its software can accept data collected from all currently available image capture hardware.

MARKETING AND DISTRIBUTION

The Company uses a variety of marketing techniques in an attempt to stimulate demand for its products and services. These programs are being developed with resellers and original equipment manufacturers ("OEMs") to take advantage of their complementary marketing capabilities. The marketing goals of these efforts are to identify potential buyers of the Company's products, create awareness of the Company's product offerings, and generate leads for follow-on sales. The Company's goal is to achieve significant order volume by rapidly disseminating its products through multiple distribution channels worldwide. However, there is no assurance that such an objective will be achieved. The Company has designed its distribution strategy to address what it believes are the particular requirements of its target customers. The Company's direct distribution efforts consist of a direct sales force and home page on the Internet. The Company's products are distributed indirectly through systems integrators, value added resellers ("VARs") and other resellers. The following is an outline of some of the marketing techniques and distribution strategies being utilized by the
Company:

INTERNET MARKETING - The Company operates a WEB server home page (http://www.nrid.com) which provides marketing and corporate information, news about the Company, and a variety of product and technical support information. The Company currently intends to expand its Internet operations to include sales and distribution of products directly to end users through its World Wide Web Site.

LINE OF BUSINESS MARKETING - The Company focuses its direct marketing efforts on decision makers in the information technology industry with medium to large-size enterprises. The Company's primary target industries are health care, financial services, transaction processing, governmental and commercial intranet and "extranet" users. The Company currently employs eight marketing people who target these customers through direct sales, trade shows, and industry referrals. The Company plans to expand its activities in direct marketing and indirect marketing through resellers and OEMs in conjunction with its joint marketing programs with strategic partners. See "-Strategic Relationships."

DIRECT SALES - The Company's direct sales force targets primarily medium-to-large sized organizations, including companies involved in financial services, health care, transaction processing, and governmental and commercial interest and "intranet" users. The Company believes that these organizations are the most concerned about confidentiality, privacy, and transaction security. In addition, these organizations have a substantial installed base of user PC's and private networks for their internal enterprise applications. In certain instances, the Company's direct sales force works with complementary hardware OEMs, VARs, Internet services providers ("ISPs"), and systems integrators to deliver complete solutions for major customers.

COMPUTER VENDORS (OEMs) - The Company is working directly or jointly with strategic partners, including Key Tronic, to provide the Company's complete hardware and software product line to the identified target markets through major computer vendors. The Company believes that certain of its strategic partners already have established relationships with several of these target organizations

VARS, ISPS, AND SYSTEMS INTEGRATORS - Until recently the Company has sold its products only through direct sales. The Company has started to utilize VARs, ISPs, systems integrators and other resellers and expects to increasingly utilize such resellers, including utilizing direct and indirect sales forces of strategic partners. In some cases the Company has granted exclusive distribution rights which are limited by territory and in duration. Consequently, the Company may be adversely affected should any such reseller fail to adequately penetrate its market segment. The inability to recruit, manage, and retain important resellers, or their inability to penetrate their respective market segment, could materially adversely affect the Company's business, operating results, financial condition or prospects.

STRATEGIC RELATIONSHIPS

As a means to try to accelerate the acceptance of the Company's products and to facilitate the adoption of finger imaging identification technology in the commercial marketplace, the Company has developed and is continuing to attempt to develop strategic relationships with certain leading technology, infrastructure, and transaction providers. The Company intends to rapidly disseminate its products and services through multiple distribution channels worldwide. However, there can be no assurance that the Company will be able to so market its products and services or that such an objective will be achieved. The following is a list of the types of providers that the Company has either established strategic relationships with or with whom the Company is exploring the possibility of entering into such relationship:

INFRASTRUCTURE PROVIDERS - The Company has developed and intends to continue to develop strategic relationships with leading telecommunications companies and access providers for virtual private networks, the Internet, and corporate Intranets. For example, LDDS WorldCom's GridNet subsidiary is marketing NRI's client and server software as a security option for its corporate Intranet customers.

FINANCIAL SERVICES PROVIDERS - The Company is pursuing relationships with leading banks and transaction processing companies interested in providing enhanced customer service and security in financial services. For example, Unisys Corporation ("Unisys") incorporates NRI's client and server software in its Navigator(TM) customer service system for banking.

HEALTH CARE PROVIDERS - The Company is pursuing relationships with leading health care insurers, providers, and other organizations interested in securing electronic medical records and transactions, improving customer service, and authenticating providers identities in paperless environments. For example, the Company has developed a packaged software application, in conjunction with the Mayo Foundation for Medical Education and Research (Mayo Clinic Jacksonville), which it believes satisfies these objectives in a cost effective manner.

TECHNOLOGY PROVIDERS - The Company has entered into and intends to further pursue selected hardware and software technology licenses and partnerships to improve the NRIdentity product line and ensure compatibility with other complementary, leading technologies and tools. For example, the Company's software products incorporate algorithms developed by Cogent Systems, Inc. (the "Software Licensor"), one of the world's leading providers of AFIS for law enforcement and a supplier of AFIS technology to the British Home Office and U.S. Immigration and Naturalization Service.

KEY TRONIC CORPORATION - On December 14, 1995, the Company announced that it had entered into a developmental joint venture agreement with Key Tronic, a manufacturer of computer keyboards, pursuant to which the Company licensed certain technology and know-how relating to its finger imaging scanners to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology. The Company intends to utilize Key Tronic's infrastructure for the sales, distribution, and support of the Company's packaged software products to United States-based OEMs and reseller channels. The first prototype scanner products were successfully developed and demonstrated in November 1996 at the fall COMDEX trade show in Las Vegas, Nevada. Although the Company's production scanners became commercially available during the first quarter of 1997, there is no assurance that the Company's products will be accepted commercially or that Key Tronic will be able to manufacture, market, or sell significant quantities of keyboards or peripheral scanners incorporating the Company's finger imaging identification technology to generate substantial revenues for the Company.

UNISYS CORPORATION - On January 31, 1996, the Company announced a joint marketing agreement with Unisys to offer integrated information solutions that incorporate NRI finger imaging identification technology to financial markets. Under the terms of the agreement, Unisys will offer NRIdentity Solution Sets as part of its software applications for financial institutions. Unisys supplies computers, software, and other information technology to banks, credit unions and financial institutions in the United States and internationally.

BLUE CROSS AND BLUE SHIELD OF NEW JERSEY - On May 24, 1994, the Company, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"), and a wholly owned subsidiary of BCBSNJ entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which the parties agreed to form a corporation jointly-owned by the Company and such BCBSNJ subsidiary, BIOMETRx Inc. ("BIOMETRx"), for the purpose of marketing certain finger imaging identification software (the "Licensed Technology") to certain markets, including the health care industry nationwide and to certain government agencies in New Jersey. The Company and BCBSNJ each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through March 27, 1997, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of March 27, 1997, BIOMETRx has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands.

         The Company plans to expand its business development and marketing organization as revenues increase. However, there is no assurance that revenues will increase, that such internal expansion will be successfully completed, that the cost of such expansion will not exceed revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against its current or potential competitors. The Company's inability to effectively manage its internal expansion could have a materiel adverse effect on the Company's business, operating results, financial condition or prospects. There is no assurance that the Company's existing or future strategic relationships or marketing and distribution strategy will lead to, or accelerate the acceptance of the Company's products or facilitate the adoption of finger imaging identification technology in the commercial marketplace, or that the Company will be able to pursue or develop further relationships with other providers of technology, infrastructure, or transactions.

LICENSED TECHNOLOGY

LICENSE AGREEMENT - In April 1992, under the terms of a license agreement (the "License Agreement"), the Software Licensor granted to the Company a seven and one-half year exclusive license to all commercial applications of the Software Licensor's finger imaging identification technology and non-exclusive rights to the Licensed Technology for most governmental applications (including control of welfare fraud), subject to certain limited rights of earlier termination. The Company has no rights under the License Agreement to the law enforcement applications of the Licensed Technology. Pursuant to the terms of the License Agreement, the Software Licensor retained the right to also market and develop finger imaging identification systems for all governmental applications, including, among others, control of welfare fraud and law enforcement. In consideration of the license, the Company has agreed to pay the Software Licensor royalties generally based on the Company's revenues, subject to minimum semi-annual payments. In addition, the Software Licensor also has agreed during the term of the License Agreement to provide technical assistance to the Company in its utilization, enhancement and development of the Software Licensor's finger imaging identification technology.

         On March 10, 1994, the Company entered into a ten year extension, continuing until October 1, 2009, of the term of the License Agreement, provided that the Company makes a $10 million cash payment (the "Extension Payment") to the Software Licensor on or prior to October 1, 1999, in addition to ongoing licensing fees. In the event the Company does not make the Extension Payment on or prior to October 1, 1999, the License Agreement will expire on October 1, 1999. There can be no assurance that the Company will be able to make the Extension Payment. Regardless of whether the Extension Payment is made, pursuant to the License Agreement, certain exclusive rights with respect to commercial markets which the Company has failed to enter as of April 1, 1997 may become nonexclusive at any time after April 1, 1997 upon five days' written notice by the Software Licensor to the Company. As of March 27, 1997, the Company believes that it has entered into the following commercial markets, among possible others:


MARKET                                                 SIC CODE GROUP
------                                                 --------------
Commercial Bank; Credit Unions                                60
Health Services                                               80
Business Consulting                                           87
Computer & Data Processing Services                           73
Computer & Office Equipment Manufacturing                     35
Insurance Carrier                                             63


         To the extent the Company fails to enter into any additional commercial markets or in the event it is determined that the Company in fact did not enter into any of the above commercial markets (including any segment thereof) within the meaning of the License Agreement, the Company stands to lose its exclusivity in those markets, which loss of exclusivity could materially and adversely affect the Company's future prospects. There can be no assurance the Company will enter into any additional commercial markets.

         Upon the termination of the License Agreement (whether as a result of an event of default or expiration of the license period on October 1, 1999 or October 1, 2009, if the Company makes the Extension Payment on or prior to October 1, 1999), the Company would lose the right to use the Licensed Technology. Any such loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to continue to conduct its business unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there can be no assurance.

LICENSED TECHNOLOGY - The Licensed Technology consists of certain rights to finger image processing, pattern matching and search algorithms. These algorithms represent a software solution that runs on generally available computer hardware. The licensed finger image identification algorithms perform the following functions:

IMAGE PRE-PROCESSING - Enhances fingerprint images by clearly differentiating ridges and valleys and locating and extracting ridge endings and bifurcations (each such ridge ending and bifurcation is called a "point of interest" or "minutia"). This process accepts gray scale image inputs of finger images, either from live-scan cameras or flatbed scanners which scan inked images on paper, and uses "fuzzy mathematics" to clearly assign pixels to either ridge lines or valleys. The output of the process results in an enhanced finger image, consisting of the ridge lines of the finger that can be evaluated by the extraction and encoding process.

EXTRACTION AND ENCODING - Locates and identifies the core of a finger image and surrounding minutiae. The automated finger imaging identification technology licensed by the Company evaluates the image and encodes a pattern description of the core and relative positions of the surrounding minutiae. This process evaluates the quality of the encoded finger image and creates a standard finger image minutiae record ("Finger Image Minutiae Record") output that can be stored in a database and compared by the pattern matching process ("Pattern Matching Process") or searched by the search process ("Search Process").

PATTERN MATCHING - Provides a Pattern Matching Process which will score the similarity of the Finger Image Minutiae Records, providing highly reliable finger image identification.

SEARCH - Provides a fast database pattern matching process that compares the Finger Image Minutiae Record of a specific person against the database containing the stored Finger Image Minutiae Records of all enrollees. The Search Process determines whether there exists any similar Finger Image Minutiae Record in the database and if so, uses the Pattern Matching algorithm on each to determine the best identity of the specific person.

         These essentially stand-alone processes can be integrated with a variety of computer hardware environments and re-deployed in many different ways to satisfy the finger image identification requirements of a wide range of potential products and services. The Company refines the Licensed Technology on a continuing basis. The Company also explores and evaluates on a continuing basis other biometric technologies, including other finger imaging identification technologies, with a view towards licensing any such other advanced biometric technologies it deems appropriate and beneficial, although there is no assurance that such rights will be available on satisfactory terms. The Licensed Technology can be operated on mainframe computers, computer workstations and on personal computer platforms and the Company has integrated its finger imaging identification technology with, and is capable of storing, retrieving and matching Finger Image Minutiae Records in, from and against, as the case may be, most existing forms of personal identification cards, including smart cards, optical cards and bar coded cards.

COMPETITION

         Although the Company believes that the Licensed Technology is among the most advanced available, to the best of the Company's knowledge, the following companies also have automated finger imaging identification technology and are active in the United States: Digital Biometrics Inc., Fingermatrix Inc., Identix Inc., NEC Technologies, Inc., North American Morpho Systems Inc. and Printrak International Inc. Other biometric technologies which may compete with the Licensed Technology include identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company believes finger imaging identification technology has the advantage of being reliable, having relatively high accuracy levels, being easy to use, being relatively inexpensive and may have the highest degree of social acceptance of currently available biometric technologies. The Company is aware of several other companies with significantly greater resources that have produced or are developing biometric identification hardware and software that may be competitive with the Company's including TRW, Inc., Thompson CSF, and National Semi-Conductor Corporation.

         In addition, the Company will face competition from non-biometric technologies such as traditional key, card and surveillance systems in the facilities access control market. In applications such as controlled access to computers, automated teller machines and electronic funds transfers, the Company will face competition from technologies relying on personal identification numbers. In competing with these non-biometric products, the Company believes that the most important competitive issue will be the trade-off between the additional security and fraud prevention capabilities provided by positive personal identification versus the cost of installation. There is no assurance that Company will be able to compete effectively with competitors that may introduce lower cost biometric and non-biometric hardware and software technologies.

PATENTS AND TRADEMARKS

         Pursuant to the License Agreement, the Company has licensed from the Software Licensor, on a worldwide exclusive basis, all commercial applications of the Licensed Technology and, on a worldwide non-exclusive basis, governmental applications of the Licensed Technology other than those relating to law enforcement. The Company has no rights, other than pursuant to its license of rights, to any patents or other intellectual property of the Software Licensor. The Company believes that the competitive nature of its industry makes any patents and patent applications to which the Software Licensor has rights important to the Company. However, the Software Licensor has recently had certain patent applications rejected and there is no assurance that any patents will be issued to the Software Licensor, or that any issued patents, or any patents applied for, will prove enforceable, or that the Company will derive any competitive advantage therefrom. Because the Company's rights to governmental applications of the Licensed Technology are not exclusive, the Company may experience competition in this area from other products and services incorporating the Licensed Technology.

         On October 28, 1994, the Company filed two patent applications in connection with the ergonomic design and optical system used in its Microreader optical reader system, both of which include allowed claims. On October 27, 1995, corresponding international patent applications were filed for the October 1994 patent applications. On August 18, 1996 and

January 12, 1997, the Company's two patent applications were granted. While the Company believes that having such patents should give the Company a competitive advantage, there is no assurance that a competitive advantage will exist because of such patents. In the event the Company is unable to enforce or protect such patents, as to which there can be no assurance, it could lose certain competitive advantages, if any, it may have in connection with the scanner line.

         The Company also relies on unpatented know-how, trade secrets and continuing research and development. As a result, the Company may not have any protection from other parties who independently develop the same know-how and trade secrets. Proprietary protection of the Company's products and services may be important to its business, and the Company's failure or inability to maintain such protection could have a material adverse affect on the Company's business, financial condition, results of operations and prospects. Moreover, while the Company does not believe that the production and sale of the Company's proposed products or services infringe on rights of third parties, if such is not the case, failure to obtain needed licenses from such third parties could have a material adverse effect on the Company's ability either to complete the development of certain products or services or to arrange for their production and marketing. Failure to obtain any such licenses could adversely impact the Company's results of operations.

         The Company has registered certain service marks and trademarks with the United States Patent and Trademark office. However, the Company has not registered certain of the various trademarks and trade names which it uses with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, the Company intends to accompany the use of such trademarks with the Company's name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in such trademarks. Certain rights are, however, protected under the provisions of the Lanham Act and under state law in respect to unregistered or common law trademarks.

EMPLOYEES

         As of March 27, 1997, the Company has 44 full-time employees and consultants. From time to time the Company has also hired additional consultants for specific assignments, and intends to continue this practice in the future. None of its employees are represented by a labor union. Management believes that the future success of the Company will depend in part on its ability to retain its existing technical and other personnel and to attract and retain other qualified employees. The Company believes that its relationship with its employees is good.

         Item 2.  PROPERTIES.

         The Company leases its current principal executive offices and research and development facilities which consist of approximately 7,500 square feet located at 2502 Rocky Point Drive, Tampa, Florida 33607.

         The Company also leases office space for its sales and marketing and technical personnel in Seattle, Washington, Bowie, Maryland and Trenton, New Jersey.

         Item 3.  LEGAL PROCEEDINGS.

         A complaint was served on the Company on February 13, 1997 with respect to a cause of action brought by International Interest Group, Inc. ("IIG") in Los Angeles Superior Court (the "Suit"). The Suit asserts claims for breach of contract, quantum meruit, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages of an unspecified amount. The damages asserted by the plaintiff are alleged to be in excess of $1,000,000 for each of six different causes of action. IIG asserts such claims in connection with a letter agreement pursuant to which it agreed to assist the Company in locating candidates which would participate with the Company in developing commercial applications for the Company's technology and/or provide assistance to develop such technology or to provide financing. IIG asserts, among other things, that it located such a candidate and that it is due certain compensation in accordance with such letter agreement.

         On or about March 17, 1997, the Company filed a Motion for Stay or Dismissal of the Suit and a Motion to Compel Arbitration in connection with the Suit. Given the early stage of the proceeding, it is not possible to establish a probable outcome, but the Company believes it has meritorious defenses to the asserted claims. The Company intends to vigorously defend itself. Additionally, the plaintiff has contacted the Company to discuss potential settlement.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                     PART II

         Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is presently a limited public trading market for the Common Stock. The Common Stock has been listed on the NASDAQ SmallCap Market since April 27, 1993 (NASDAQ: NRID). The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported on the NASDAQ SmallCap Market for each full quarterly period from January 1, 1995 through December 31, 1996 and for the period January 1, 1997 through March 27, 1997. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                     COMMON STOCK BID PRICE
                                     ----------------------

                                       HIGH          Low
                                       ----          ---
1995
----
First Quarter                        3               15/16
Second Quarter                       3             1-11/16
Third Quarter                        2-21/32       1-3/8
Fourth Quarter                       2-15/16       2
1996
----
First Quarter                        2-31/32       1-21/32
Second Quarter                       2-11/32       1-1/2
Third Quarter                        1-13/16         5/8
Fourth Quarter                       3-1/4         1-1/16
1997
----
First Quarter (through               1-13/16       1-3/8
March 27, 1997)


         As indicated in the preceding paragraph, there has been only a limited public market for the outstanding Common Stock and the market price for the Common Stock does not necessarily reflect the value of the Company. There is no assurance that a viable public market for such shares will develop in the future or, if one develops, such a public market will continue to exist.

         On March 27, 1997, the closing bid price of the Common Stock as reported on the NASDAQ SmallCap Market was $1-23/32. As of March 27, 1997 there were approximately 246 record holders of Common Stock.

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future.



         Item 6. SELECTED FINANCIAL DATA (in thousands except per share data).

                                                                   YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------


Summary Statement of                     1996              1995              1994               1993             1992
Operations Data
-----------------------------------------------------------------------------------------------------------------------
Revenue                                $ 2,305            $  401               --                 --               --
Net loss                               ($7,340)          ($5,070)         ($7,006)           ($6,050)         ($6,728)
Net loss per common share               ($0.26)           ($0.22)          ($0.37)             ($.33)          ($0.45)
Weighted average number of
    common shares                       28,077            23,238           19,093             18,489           15,021



                                                                        AT DECEMBER 31,
Summary Balance                        --------------------------------------------------------------------------------
Sheet Data                               1996              1995              1994               1993             1992
-----------------------------------------------------------------------------------------------------------------------

Total assets                           $2,832             $1,600            $1,701             $6,632           $6,738
Total liabilities                       1,348                510               273                186              397
Stockholders' equity                    1,484              1,090             1,428              6,446            6,341

----------
         (1) On February 6, 1997, the Company completed an equity financing of Series C Preferred Stock which raised $7.0 million before commissions and expenses (estimated at approximately $495,000 in the aggregate). See "Item 1. Business--Recent Developments."

         Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS.

RESULTS OF DEVELOPMENT ACTIVITIES

         The Company incurred net losses for the fiscal years 1996, 1995 and 1994 of $7.3 million, $5.1 million, and $7.0 million, respectively, due to its startup efforts in developing and marketing its finger imaging identification software and processing capability. In the fiscal year ended December 31, 1996, the Company achieved its first significant operating revenue, generating $2.3 million from the sale of its welfare fraud control systems and related services.

         The following discussion presents certain changes in revenue and operating expenses of the Company which have occurred between fiscal years 1996, 1995 and 1994 and should be read in conjunction with the Company's Financial Statements and Summary Financial Data included elsewhere herein.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
1995

REVENUES AND COST OF REVENUES


         Revenues for the fiscal year ended December 31, 1996 increased by $1.9 million over revenues for the fiscal year ended December 31, 1995 due to the installation of welfare fraud control systems for the states of Connecticut and New Jersey. Revenues from Suffolk and Nassau counties, each in the state of New York, and the state of New York continue to generate a small amount of revenue as part of long-term service agreements. The Connecticut installation, where the Company is a subcontractor to a direct service provider, includes a service commitment through 2000. The New Jersey contract, which was extended in January 1997, will expire in January 1998, if not renewed prior to that date; the Suffolk and Nassau county contracts will also expire in January 1998, if not renewed prior to that date.


         Cost of revenues for the fiscal year ended December 31, 1996 increased by $1.0 million over cost of revenues for the same period in 1995 as a result of the increased costs of the new installations in Connecticut and New Jersey. Cost of revenues includes direct installation costs, software customization costs, ongoing technical support and amortization of hardware acquired by the Company on behalf of its customers.

OPERATING EXPENSES

         Operating expenses for the fiscal year ended December 31, 1996 increased by $3.2 million over operating expenses for the same period in 1995. The $3.2 million increase was comprised of a $1.8 million increase in selling and marketing expenses, a $332,000 increase in product development expenses and a $1.1 million increase in general and administrative expenses.

                                               CHANGES IN OPERATING EXPENSES
                                               -----------------------------
                                                   (IN THOUSANDS, EXCEPT %)

                                                    $              %
                                                 CHANGE           CHANGE
                                                 ------           ------
         Selling and marketing                   $1,823             112%
         Product development                        332              16
         General and administrative               1,096              68
                                                  -----
                                                 $3,251             62%
                                                 ======             ===


SELLING AND MARKETING

         The increase in selling and marketing expenses is primarily due to a $1.4 million increase in employee and consulting expenses and a $322,000 increase in related travel, due to the Company's increased selling and marketing efforts in an attempt to establish and develop commercial relationships through which it can distribute its products.

                                                  CHANGES IN CERTAIN SELLING
                                                    AND MARKETING EXPENSES
                                                    ----------------------
                                                    (IN THOUSANDS, EXCEPT %)
                                                     $                 %
                                                   CHANGE            CHANGE

         Employee and consulting                   $1,387            148%
         Rent                                          55            198
         Travel                                       322            139
         Advertising and promotions                    59            171
                                                   ------           -----
                                                   $1,823            112%
                                                   ======           =====

         The Company expects these expenses to increase as it continues to sell and market its products and services and develop commercial relationships.

PRODUCT DEVELOPMENT

         The increase in product development expenses was primarily due to an increase in consulting fees for outside consultants utilized in connection with the Company's development efforts. While the Company has completed the development of certain of its products, it expects to continue to incur product development costs, at least in the short term, as it continues to develop additional products and to enhance existing products.

GENERAL AND ADMINISTRATIVE

         The $1.1 million increase in general and administrative expenses was primarily due to a $300,000 increase in legal and professional fees, a $111,000 increase in employee expenses and related travel, a $150,000 increase in advertising expense, a $64,000 increase in depreciation expense and other general increases due to the Company's increased level of operations.

         As a result of the increased expenses set forth above, the net loss for the fiscal year ended December 31, 1996 increased by $2.2 million over the net loss for the fiscal year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,
1994

REVENUES AND COST OF REVENUES

         Revenues for the fiscal year ended December 31, 1995 were $401,000. There were no revenues in 1994. Revenues increased due to the installation of welfare fraud control systems in Suffolk and Nassau counties in the State of New York in the first quarter of 1995 and another welfare fraud control system in the state of New Jersey in August 1995. The New Jersey contract, which was extended in January 1997, will, by its terms, expire, if not renewed, in January 1998; the Suffolk and Nassau contracts will, by their terms, also expire, if not renewed, in January 1998.

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

         The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes for the year ended December 31, 1995, compared to the year ended December 31, 1994:


                                                  CHANGES IN OPERATING EXPENSES
                                                  -----------------------------
                                                    (IN THOUSANDS, EXCEPT %)
                                                           $              %
                                                     CHANGE           CHANGE
                                                     ------           ------

         Selling and marketing                      $   191              13%
         Product development                         (1,058)            (34)
         General and administrative                    (963)            (38)
                                                    -------             ----
                                                    ($1,830)            (35)%
                                                    =======             ====

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and working capital as of February 28, 1997 were approximately $5.8 million and $5.7 million, respectively. The increase from December 31, 1996 was due primarily to the receipt in January 1997 of approximately $6.5 million in net proceeds from a private placement of the Company's Series C Preferred Stock offset by ongoing net operating expenses.

         Cash and working capital as of December 31, 1996 were $914,000 and $254,000, respectively, as compared to $178,000 and $245,000, respectively, as of December 31, 1995. The increases were primarily the result of net cash used in operating activities of $6.0 million and $921,000 in capital expenditures offset by approximately $7.6 million, in net proceeds from the sale of the Company's Series B Preferred Stock and Common Stock. The Company estimates its cash burn rate for the last three months of 1996, before capital expenditures, to be approximately, $524,000 per month.

         Capital expenditures for fiscal 1996 were $921,000. These expenditures were primarily for computer hardware and software used in development of the Company's optical reader system and computer equipment to support welfare fraud control system sales. The Company currently anticipates spending approximately $500,000 in 1997, primarily on equipment to support continued development of the Company's hardware and software products, equipment to perform benchmark testing of the Company's systems and hardware and furniture to support hiring of additional product development and sales and marketing staff.

         On February 6, 1997, the Company completed an equity financing pursuant to which certain investors purchased from the Company 350,000 shares of Series C Preferred Stock for an aggregate purchase price of $7.0 million before commissions and expenses (estimated at approximately $495,000 in the aggregate). Shares of Series C Preferred Stock are convertible at the option of the holder thereof into shares of Common Stock at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately proceeding the date of conversion. The Series C Preferred Stock is convertible, as to one-third of such shares, at any time after 121 days after the closing date, as to an additional one-third of such shares, beginning 151 days after the closing date and, as to the remaining shares, beginning 181 days after the closing date. All outstanding shares of Series C Preferred Stock will automatically convert into Common Stock on February 4, 2000.

         The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price. In addition, as part of such transaction, the Company issued to such accredited investment funds, warrants to purchase, within five years of the date of closing, up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their stated value.

         On March 17, 1997 the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of certain shares of Series C Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants. The Company has agreed to use its reasonable best efforts to cause the registration statement covering the shares of Common Stock issuable upon conversion of the Series C Preferred Stock to become effective on or prior to June 5, 1997.

On May 24, 1994, the Company, BCBSNJ and a wholly owned subsidiary of BCBSNJ entered into the Stockholders Agreement pursuant to which the parties agreed to form BIOMETRx for the purpose of marketing the Company's finger image identification technology to, among other markets, the health care industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through March 27, 1997, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of March 27, 1997, BIOMETRx has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands. BIOMETRx intends, upon commencement of the operations thereof, to seek capital from third party investors. There is no assurance that BIOMETRx will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any products, services or systems.

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annum, which is cumulative and is payable, at the option of the Company (subject to certain conditions to the extent payable in shares of Common Stock) in cash or shares of Common Stock, quarterly in arrears, but in no event later than the conversion date applicable to such shares of Series C Preferred Stock.

         Management believes that the adequacy of its cash resources will be dependent on its ability to achieve additional sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its finger imaging identification products and services. There can be no assurance that the Company will be able to complete significant sales of its products or services during 1997. The Company continues to spend net cash at a rate of approximately $550,000 per month (excluding capital expenditures) for the first two months of 1997. The Company believes that its existing working capital, together with cash from anticipated gross margins from operations and other funding sources, including the possibile sale of capital stock, will be sufficient to meet its expected working capital needs for at least the next twelve months assuming revenues for 1997 are at least equal to the revenues realized in 1996. However, absent a significant increase in sales, the Company will require additional funds thereafter to continue, among other things, development, testing and marketing of its finger imaging identification products and services and to maintain its operations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete the developing and testing of its products and services or, if completed, that it will be able to consummate significant sales of its products or services.

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Index to Financial Statements

                                                                         PAGE
                                                                          NO.
                                                                          ---
Report of Independent Certified
  Public Accountants...................................................  F-1

Balance Sheets as of
  December 31, 1996 and December 31, 1995..............................  F-2

Statements of Operations
  For each of the three years in the
  period ended December 31, 1996 ......................................  F-4

Statements of Stockholders' Equity (Deficit)
  For each of the three years in the
  period ended December 31, 1996.......................................  F-5

Statements of Cash Flows
  For each of the three years in the
  period ended December 31, 1996.......................................  F-8

Notes to Financial Statements..........................................  F-9

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Comprising Item 8 of the Annual Report

                               on Form 10-K to the

                       SECURITIES AND EXCHANGE COMMISSION

                           THE NATIONAL REGISTRY INC.

                          Year Ended December 31, 1994,
                          Year Ended December 31, 1995,
                          Year Ended December 31, 1996

               Report of Independent Certified Public Accountants

Stockholders and Board of Directors
The National Registry, Inc.

We have audited the accompanying balance sheets of The National Registry, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The National Registry, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                          /s/ ERNST & YOUNG LLP



Tampa, Florida
March 4, 1997

                           THE NATIONAL REGISTRY, INC.

                                 BALANCE SHEETS


                                                               DECEMBER 31
                                                          1996            1995
                                                         ------          ------
                                                             (IN THOUSANDS)
ASSETS
Current assets:
Cash and cash equivalents                                $  914          $  178
Receivables:
Trade                                                       362              --
Other                                                        98              22
Note--related party                                          --              60
                                                         ------          ------
                                                            460              82
Inventory                                                    --             143
Prepaid expenses                                            199             182
Deferred charges                                              6             159
Other                                                        23              11
                                                         ------          ------
Total current assets                                      1,602             755


Equipment:
Computer equipment                                        2,568           1,848
Office equipment and other                                  381             215
                                                         ------          ------
                                                          2,949           2,063
Less accumulated depreciation                            (1,824)         (1,323)
                                                         ------          ------
                                                          1,125             740

Investment                                                  105             105
                                                         ------          ------
Total assets                                             $2,832          $1,600
                                                         ======          ======

SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY, INC.

                                                               DECEMBER 31
                                                            1996         1995
                                                          --------     --------
                                                              (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                          $    368     $    220
Accrued compensation                                           346           13
Other accrued expenses                                         367          226
Accrued legal and professional fees                            267           51
                                                          --------     --------
Total current liabilities                                    1,348          510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock, $.01 par value:
Authorized--75,000,000 shares
Issued and outstanding--34,401,005 and 24,244,253
shares in 1996 and 1995                                        344          242
Preferred stock, $.01 par value convertible:
Authorized--1,000,000 shares
Issued and outstanding--100,000 shares in 1996
and 1995 (liquidation preference of $100 per share)              1            1
Capital in excess of par value                              34,301       26,475
Accumulated deficit                                        (33,019)     (25,376)
Unamortized deferred compensation                             (143)        (252)
                                                          --------     --------
Total stockholders' equity                                   1,484        1,090
                                                          --------     --------
Total liabilities and stockholders' equity                $  2,832     $  1,600
                                                          ========     ========

SEE ACCOMPANYING NOTES.

                         THE NATIONAL REGISTRY, INC.

                           STATEMENTS OF OPERATIONS


                                                   YEAR ENDED DECEMBER 31
                                               1996         1995         1994
                                             --------     --------     --------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                          AMOUNTS)

Revenue                                      $  2,305     $    401     $     --
Cost of revenue                                 1,292          274           --
                                             --------     --------     --------
Gross profit (loss)                             1,013         (127)          --

Operating expenses:
Selling and marketing                           3,445        1,622        1,431
Product development                             2,388        2,056        3,114
General and administrative                      2,697        1,601        2,564
                                             --------     --------     --------
Total operating expenses                        8,530        5,279        7,109

Other income:
Interest income                                   177           82          103
                                             --------     --------     --------
Net loss                                     $ (7,340)    $ (5,070)    $ (7,006)
                                             ========     ========     ========

Net loss per common share                    $  (0.26)    $  (0.22)    $  (0.37)
                                             ========     ========     ========

Weighted average number of shares
outstanding                                    28,077       23,238       19,093
                                             ========     ========     ========

SEE ACCOMPANYING NOTES.


                           THE NATIONAL REGISTRY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                        CAPITAL                   UNAMORTIZED
                                   COMMON STOCK     PREFERRED STOCK    IN EXCESS    ACCUMULATED    DEFERRED
                                  SHARES   AMOUNT   SHARES   DEFICIT     OF PAR       DEFICIT     COMPENSATION  TOTAL
                                 -------   ------   ------   -------   ---------    -----------   ------------  ------
Balance at December 31, 1993     18,624      186     100        1        20,729       (13,300)      (1,170)      6,446
  Issuance of common
   stock, net of offering
   costs, on August 5,              377        4      --       --           747            --           --         751
   1994 at $2.00/share
  Cancellation of
   compensatory stock                --       --      --       --          (784)           --          370        (414)
   options
  Stock gifted by                    --       --      --       --           195            --           --         195
   principal stockholder
  Expense related to stock
   option plans                      --       --      --       --            --            --          563         563
  Issuance of common stock
   upon exercise of stock
   options at $2.25/share             8       --      --       --            16            --           --          16
  Issuance of common stock
   upon exercise of stock
   options at $.01/share            450        4      --       --            --            --           --           4
  Issuance of common stock
   upon exercise of                 150        2      --       --            73            --           --          75
   warrants at $.50/share
  Issuance of common stock
   as compensation                   --       --      --       --           183            --           --         183
  Issuance of common stock
   upon exercise of stock
   options at $.00/share            155        2      --       --           613            --           --         615
  Net loss                           --       --      --       --            --        (7,006)          --      (7,006)
                                 ------      ---     ---       --        ------       -------       ------      ------
Balance at December 31, 1994     19,763      198     100        1        21,772       (20,306)        (237)      1,428

SEE ACCOMPANYING NOTES.
                                       F-5


                           THE NATIONAL REGISTRY, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                       CAPITAL                   UNAMORTIZED
                                   COMMON STOCK    PREFERRED STOCK    IN EXCESS    ACCUMULATED     DEFERRED
                                 SHARES    AMOUNT   SHARES   AMOUNT    OF PAR        DEFICIT     COMPENSATION     TOTAL
                                 ------    ------  -------   ------   ---------    -----------   ------------    -------
Balance at December 31, 1994     19,763      198      100       1       21,772       (20,306)        (237)         1,428

 Issuance of common stock           150        1       --       1           (1)           --           --             --
  at no cost
 Issuance of common stock,
   net of offering costs,
   at $1.00 per share             4,000       40       --      --        3,928            --           --          3,968
 Cancellation of compensatory
  stock options                      --       --       --      --         (125)           --          106           (19)
 Granting of compensatory
  stock options                      --       --       --      --          372            --         (372)           --
 Repricing of compensatory
  stock options                      --       --       --      --           74            --          (74)           --
 Expense related to stock
  option plans                       --       --       --      --           --            --          325           325
 Issuance of common stock
  upon exercise of stock
  options at $1.50 per share        306        3       --      --          455            --           --           458
 Issuance of common stock
  upon exercise of stock
  options at $.01 per share          25       --       --      --           --             --          --            --
 Net loss                            --       --       --      --           --         (5,070)         --        (5,070)
                                 ------      ---      ---      --       ------        -------        ----        ------
Balance at December 31, 1995     24,244      242      100       1       26,475        (25,376)       (252)        1,090

SEE ACCOMPANYING NOTES.
                                       F-6


                           THE NATIONAL REGISTRY, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     CAPITAL                   UNAMORTIZED
                                  COMMON STOCK    PREFERRED STOCK   IN EXCESS   ACCUMULATED     DEFERRED
                                SHARES    AMOUNT   SHARES   AMOUNT    OF PAR      DEFICIT      COMPENSATION     TOTAL
                                -------   ------  -------   ------  ---------   -----------    ------------    -------
Balance at December 31, 1995     24,244    $242     100       $1      $26,475     $(25,376)       $(252)       $ 1,090
  Issuance of Series B
   preferred stock, net of
   offering costs, at                --      --       1       --        7,280           --           --          7,280
   $10,000 per share
  Dividend on Series B
   preferred stock at 8%             --      --      --       --          303         (303)          --             --
  Conversion of Series B
   preferred stock to
   common stock at various        9,927     100      (1)      --         (100)          --           --             --
   exchange rates
  Expense related to stock
   option plans                      --      --      --       --           --           --          109            109
  Issuance of common stock
   upon exercise of stock
   options at $1.50 per             230       2      --       --          343           --           --            345
   share
  Net loss                           --      --      --       --           --       (7,340)          --         (7,340)
                                -------    ----     ---       --      -------     --------        -----       --------
Balance at December 31, 1996     34,401    $344     100       $1      $34,301     $(33,019)       $(143)      $  1,484
                                =======    ====     ===       ==      =======     ========        =====       ========

SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY, INC.

                            STATEMENTS OF CASH FLOWS


                                                   YEAR ENDED DECEMBER 31
                                                 1996       1995       1994
                                              ---------------------------------
                                                       (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES
Net loss                                        $(7,340)    $(5,070)    $(7,006)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Compensation applicable to stock option           109         306         764
   grants
  Compensation applicable to stock gift
   by principal stockholder                          --          --         195
  Compensation applicable to Phoenix                 --          --         183
   stock grant
  Depreciation                                      536         525         647
  Changes in operating assets and liabilities:
   (Increase) decrease in assets:
    Receivables                                    (378)        (22)        (60)
    Inventory                                       143        (143)         32
    Prepaid expense                                 (17)        (29)         22
    Deferred charges                                153        (159)         --
    Other assets                                    (12)         20          18
  Increase (decrease) in liabilities:
    Accounts payable                                148         151          87
    Accrued expenses                                690          86          --
                                                -------     -------     -------
Net cash used in operating activities            (5,968)     (4,335)     (5,118)

CASH USED IN INVESTING ACTIVITIES
Purchase of equipment                              (921)       (453)       (475)
Increase in investments                              --        (105)         --
                                                -------     -------     -------
Net cash used in investing activities              (921)       (558)       (475)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of preferred stock         7,280          --          --
Proceeds from issuance of common stock              345       4,426         846
                                                -------     -------     -------
Net cash provided by financing activities         7,625       4,426         846
                                                -------     -------     -------

Net increase (decrease) in cash                     736        (467)     (4,747)
Cash and cash equivalents at beginning of           178         645       5,392
period
                                                -------     -------     -------
Cash and cash equivalents at end of period      $   914     $   178     $   645
                                                =======     =======     =======

SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1. THE COMPANY

Prior to 1996, the Company was a development stage company. As a result of the operating revenues generated in 1996, management no longer considers the Company to be a development stage company. The Company's objective is to be a leading provider of electronic identification products and services utilizing biometric identification technology. The Company is in the process of developing and marketing various identification products and services using finger imaging identification technology. Biometric identification technology analyzes and measures certain biological characteristics of an individual, such as a fingerprint or voiceprint, to create a unique identifier which can be electronically stored and retrieved to positively identify that individual. The Company believes that biometric identification technology provides a more reliable means of identification and, therefore, greater security than nonbiometric methods which currently rely upon cards, keys, passwords, or personal information to identify an individual. These nonbiometric identifiers can be lost, stolen, duplicated, transferred or discovered by unauthorized persons.

Completion of negotiations of contracts, retention of key employees and consultants, and the Company's ability to finance future development by raising additional capital, if necessary, are factors that may impact the Company's operations beyond 1996.

With the proceeds from the sale of Series C Preferred Stock on February 6, 1997 (see Note 9) the Company believes it has cash, together with cash from anticipated gross margins from operations and other funding sources, including the possibile sale of capital stock, sufficient to meet its expected working capital needs for at least the next twelve months assuming revenues for 1997 are at least equal to the revenues realized in 1996. The Company has prepared an analysis of its anticipated cash flows for 1997 and has controls in place, including a periodic review by its Executive Committee of actual versus budgeted operations, which it believes will help assure that its resources are used in accordance with the guidelines set forth in the Company's budget.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION AND DEFERRED CHARGES

Operating revenue is primarily derived from the lease of Company installed equipment and software as well as ongoing maintenance of the equipment and software. The Company recognizes lease revenue ratably over the term of the leases which generally are one to three years. The Company capitalizes the costs associated with installation of the equipment and software as deferred charges. These costs are amortized ratably over the life of the related lease. The cost of the

                           THE NATIONAL REGISTRY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

equipment is amortized to cost of sales over the term of the lease which is generally its estimated useful life. Royalty fees are charged to cost of revenues as incurred.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PREPAID EXPENSE

Prepaid expense consists primarily of royalty fees paid to Cogent Systems, Inc. (see Note 4).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES

The Company purchases computer hardware and software in connection with the installation of its finger image products. Inventories are stated at cost not in excess of realizable values.

EQUIPMENT

Equipment is recorded at cost. Depreciation is provided on the straight-line basis over the following estimated service lives:

                                                    YEARS
                                                   -------

        Computer equipment                            3
        Office equipment and other                 3 to 10

Depreciation expense was $536,000 in 1996, $525,000 in 1995 and $647,000 in
1994.

                           THE NATIONAL REGISTRY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, and has applied this method of accounting for income taxes for all periods presented.

STOCK OPTION ACCOUNTING

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FAS 123), effective for accounting years beginning after December 15, 1995. FAS 123 provides alternatives for the methods used by entities to record compensation expense associated with its stock-based compensation plans. Additionally, FAS 123 provides further guidance on the disclosure requirements relating to stock-based compensation plans. The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its stock option grants.

NET LOSS PER COMMON SHARE

Net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, relating to convertible Series A Preferred Stock and exercise of certain stock options and warrants were not included in this calculation due to their anti-dilutive effect.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash equivalents, accounts receivable, notes receivable, investment and accounts payable. The fair value of these instruments approximates their carrying value.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the 1996 presentation.

                           THE NATIONAL REGISTRY, INC.

3. STOCK OPTIONS

The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 2,241,500 shares of common stock were reserved for issuance as of December 31, 1996. In addition, the Company has granted, outside of the SIP, options to purchase an aggregate of 301,000 shares to certain employees. Options currently granted by the Company generally vest over a three to five-year period.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Certain previously granted options had exercise prices that were less than the market price of the underlying stock and the Company has recorded compensation expense for these options. Compensation related to stock options is measured at the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity, as unamortized deferred compensation, and amortized to expense over the options' vesting periods. The Company has recognized $109,000, $325,000 and $764,000 as compensation expense in 1996, 1995 and 1994, respectively, relating to compensatory options.

The Company accounts for stock option cancellations by reversing, in the year canceled, amounts recognized as expense in previous years and reducing capital in excess of par value. The Company also reduces deferred compensation expense and capital in excess of par value by the amount of the remaining unamortized deferred compensation expense which relate to the canceled stock options. As a result of the cancellations in 1995, the Company recorded a reduction in previously expensed compensation of $19,000 and reduced unamortized deferred compensation by $106,000. There was no impact in 1996 or 1994.

Pro forma information regarding net income and earnings per share as required by Statement 123 has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model

                           THE NATIONAL REGISTRY, INC.

3. STOCK OPTIONS (CONTINUED)

with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6%; no dividends; volatility factors of the expected market price of the Company's common stock of 1.098 and 1.036 and a weighted-average expected life of the option of 4.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

In connection with various successful efforts to raise capital, the Company granted 300,000 and 2,500,000 options to various investment bankers in 1996 and 1995, respectively. As these options were granted to non-employees and are considered an additional offering cost, they have been excluded from the pro forma net loss and weighted average fair value calculations below.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows

                                                 1996         1995
                                               --------     --------
                                                   (IN THOUSANDS)

       Pro forma net loss                      $(7,879)     $(5,769)
       Pro forma loss per share                  $(.28)       $(.25)

                           THE NATIONAL REGISTRY, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                        1996                         1995                         1994
                                 -----------------------------------------------------------------------------------
                                            WEIGHTED-                     WEIGHTED-                       WEIGHTED-
                                 OPTIONS     AVERAGE          OPTIONS      AVERAGE         OPTIONS        AVERAGE
                                  (000)    EXERCISE PRICE      (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                 -----------------------------------------------------------------------------------
   Outstanding--beginning of      4,324        $1.48            2,646        $2.44          4,406           $2.04
    year
   Granted                          791         1.11            3,719         1.66            150            1.50
   Exercised                       (230)        1.50             (330)        1.39           (613)           1.04
   Canceled/expired                  (7)        2.25           (1,711)        2.40         (1,297)           2.46
                                  -----                        ------                      ------

   Outstanding-end of year        4,876        $1.42            4,324        $1.48          2,646           $2.44
                                  =====                        ======                      ======

   Exercisable at end of year     3,274        $2.14            2,941        $1.49          1,497           $2.40
                                  =====                        ======                      ======

   Weighted-average fair
     value of options                           $.87                         $1.59                           N/A
     granted during the
     year

Exercise prices for options outstanding as of December 31, 1996 ranged from $.01 to $3.75. The weighted-average remaining contractual life of those options is eight years.

On March 9, 1995, in consideration for services rendered on behalf of the Company, the Company agreed to lower the exercise price on unexercised stock options to purchase up to 791,000 shares of common stock issued to employees of the Company under the Company's Employee Stock Option Plan. As a result of this action, the Company recorded an additional $74,000 of unamortized deferred compensation during 1995. The vesting schedules of such stock options remained unchanged.

On March 14, 1995, in connection with RMS Limited Partnership's (RMS) purchase of 4,000,000 shares of common stock from the Company (See Note 7), (i) Messrs. Forstmann and Abu-Zayyad agreed to cancel the 500,000 vested stock options previously granted by Mr. Forstmann to Mr. Abu-Zayyad, (ii) the Company and Mr. Forstmann agreed to cancel the 500,000 stock options previously granted by the Company to Mr. Forstmann, and (iii) the Company and Mr. Abu-Zayyad amended the agreement relating to the options previously granted by the Company to Mr. Abu-Zayyad, increasing the number of vested options from 500,000 to 1,000,000. These options expired unexercised in September 1995.

                           THE NATIONAL REGISTRY, INC.

4. TECHNOLOGY LICENSE

The Company maintains a license agreement (the "License Agreement") with Cogent Systems, Inc., the licensor of certain finger imaging identification technology (the "Software Licensor"), pursuant to which the Software Licensor grants the Company exclusive license to all commercial applications of the Software Licensor's finger imaging identification technology and nonexclusive rights for most governmental applications, subject to certain rights of early termination, until October 2009. Pursuant to the License Agreement royalties are generally based on revenues of the Company, subject to a minimum annual royalty payment of $500,000 per year, through October 1, 2009. In order for the Company to maintain the License Agreement beyond October 1, 1999, the Company will also be obligated to pay the Software Licensor a fee of $10 million on or before October 1, 1999. Royalties under this License Agreement are charged to Selling and Marketing expense and were $623,000 and $500,000 for 1996 and 1995, respectively.

5. INCOME TAXES

As of December 31, 1996, the Company had net operating loss carryforwards of approximately $14,483,000 for federal income tax purposes which expire at various dates through 2011. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated for financial reporting arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and, beginning January 1995, are being ratably amortized to expense over a 60-month period.

These temporary differences and net operating loss carryforwards give rise to a deferred tax asset of $9,104,000 and $9,411,000 as of December 31, 1996 and 1995, respectively, based on a combined federal and state statutory rate of 37.7%. Due to the uncertainty of achieving taxable income sufficient to realize the deferred tax asset, a valuation allowance of $9,104,000 and $9,411,000 was recorded as of December 31, 1996 and 1995, respectively, which fully offset the deferred tax asset.

If all options currently outstanding were to be exercised, a change in ownership would occur which could limit the future deductibility of the net operating loss carryforwards.

                           THE NATIONAL REGISTRY, INC.

6. STOCKHOLDERS' EQUITY

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

The Series A Preferred Stock is convertible at the option of the holder and will automatically be converted into 6,336,154 shares of common stock, or approximately 15.5% of the common stock of the Company (after giving effect to such conversion), upon the satisfaction of certain conditions. The Series A Preferred Stock and, when issued, the common stock, is subject to an irrevocable proxy in favor of J. Anthony Forstmann, which shall terminate, for among other reasons, on the date Mr. Forstmann and the members of his family in the aggregate cease to control greater than 20% of the voting power of the capital stock entitled to vote in the election of directors of the Company.

The holders of the Series A Preferred Stock shall not be entitled to vote on any matters submitted to the stockholders of the Company, except as required by applicable law. Through December 31, 1996, no dividends have been declared for this preferred stock. Under the preferred stock purchase agreement, the stockholder has the right of first refusal to purchase a pro rata share of any new stock issuances for a period of five years.

On August 5, 1994, the Company issued 376,700 shares of common stock to three foreign investors pursuant to an offering under Regulation S promulgated under the Securities Act of 1933, as amended, at a purchase price of $2.00 per share net of all expenses of the offering resulting in net proceeds of $751,000 (the "Financing"). In connection with the Financing, the Company issued to Sands Brothers & Co., Inc., the placement agent involved in the Financing (the "Placement Agreement"), warrants to purchase 37,600 shares of common stock at an exercise price of $3.60 per share. Such warrants are exercisable at any time and expire on August 5, 1997. The Company has also agreed to certain registration rights with respect to the warrants issued in connection with the Financing. Because the Company failed to file a registration statement with respect to the shares underlying such warrants, as required under the agreement governing the registration rights, the Placement Agent was issued warrants to purchase an additional 37,600 shares of common stock, having the same terms as described above.

                           THE NATIONAL REGISTRY, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

On October 5, 1994, J. Anthony Forstmann, majority stockholder, gifted 165,000 shares of his common stock to a consultant of the Company in lieu of cash compensation. The Company recorded $195,000, the market value on the date of gift, as noncash compensation expense with a corresponding increase to capital in excess of par value.

In connection with various efforts to raise capital, none of which were consummated, on October 11, 1994, the Company granted 150,000 shares of the Company's common stock to Phoenix Partners, an investment banking firm, at no cost, in lieu of cash compensation. In 1994, the Company recorded $183,000, the market value on that date, as noncash compensation expense with a corresponding increase to capital in excess of par value and common stock. These shares were issued on February 13, 1995.

On March 14, 1995, RMS acquired, for a cash purchase price of $4.0 million, 4,000,000 shares of common stock and an option to acquire up to 1,500,000 shares of common stock, which option is currently exercisable, at the following exercise prices: 600,000 shares at $1.00 per share, 300,000 shares at $1.50 per share, 300,000 shares at $2.00 per share and 300,000 shares at $2.50 per share. In addition, an option to purchase up to 1,000,000 shares of common stock was granted by the Company to Francis J. Santangelo ("Santangelo"), which option is currently exercisable, at the following exercise prices: 400,000 shares at $1.00 per share, 200,000 shares at $1.50 per share, 200,000 shares at $2.00 per share and 200,000 shares at $2.50 per share. As part of such transaction, J. Anthony Forstmann, RMS and Santangelo entered into a stockholders' voting agreement, dated as of March 14, 1995, pursuant to which Mr. Forstmann and RMS agreed to vote for a director nominated by the other and not to vote certain shares of common stock beneficially owned in favor of certain specified stockholder actions unless mutually agreed upon.

On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B Preferred Stock for an aggregate purchase price of $8.0 million before commissions and expenses (the "Series B Preferred Stock Private Placement"). Shares of Series B Preferred Stock were convertible at the option of the holder into shares of common stock, based upon a defined conversion formula. Until conversion, the Series B Preferred Stock accreted dividends at a rate of 8% per year. Prior to conversion, the Company accreted dividends of $303,000. As of December 31, 1996, all holders of Series B Preferred Stock had converted their shares into an aggregate of 9,927,000 shares of the Company's common stock.

                           THE NATIONAL REGISTRY, INC.

6. STOCKHOLDERS' EQUITY (CONTINUED)

In connection with the Series B Preferred Stock Private Placement, the Company issued to Swartz Investments, LLC, the placement agent involved in the Series B Preferred Stock Private Placement, warrants to purchase 284,585 shares of common stock at an exercise price of $2.53 per share. Such warrants are exercisable at any time and expire on January 29, 2001. The Company has also agreed to certain registration rights with respect to such warrants.

7. COMMITMENTS AND CONTINGENCIES

The Company leases office space under various non cancelable operating leases and is committed under a technology license agreement for certain royalty payments (see Note 4). Future minimum payments under these commitments are as follows:

            YEARS ENDING                                      DECEMBER 31
            ------------                                      -----------

               1997                                           $   641,000
               1998                                               629,000
               1999                                            10,629,000
               2000                                               532,000
               2001                                               500,000
                                                              -----------
                                                              $12,931,000
                                                              ===========

Rent and lease expense was $222,000, $85,000 and $120,000 for 1996, 1995 and
1994, respectively.

The Company is a defendant in a lawsuit filed in February 1997. Management of the Company does not believe that any claims of such lawsuit will have a material adverse effect on the Company's financial condition or results of operation.

8. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no contributions made for 1996, 1995 or 1994.

                           THE NATIONAL REGISTRY, INC.

9. SUBSEQUENT EVENTS

On February 6, 1997, the Company completed a new financing pursuant to which two accredited investment funds purchased from the Company an aggregate of 350,000 shares of Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for a gross cash purchase price of $7 million before commissions and expenses. Shares of the Series C Preferred Stock are convertible at the option of the holder into shares of common stock, at the lesser of (i) $2.375 per share or (ii) 82.5% of a floating price equal to the average closing bid price of the common stock for the five trading days immediately preceding the date of conversion. The Series C Preferred Stock is convertible, as to one-third of such shares, at any time after 121 days after the closing date, as to an additional one-third of such shares, beginning 151 days after the closing date and, as to the remaining shares, beginning 181 days after the closing date. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will automatically convert into shares of common stock. The Company may redeem the Series C Preferred Stock at any time based on a formula relating to the then applicable conversion price or under certain other circumstances. In addition, as part of such transaction, the Company issued to such accredited investment funds warrants to purchase, within five years of the date of closing, up to 400,000 shares of common stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The Company filed a registration statement for the underlying shares of common stock on March 17, 1997 and agreed to use its reasonable best efforts to cause such registration statement to become effective on or prior to June 5, 1997.

         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1997.

         Item 11. EXECUTIVE COMPENSATION.

         Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1997.

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1997.

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1997.

                                     PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

         (a) The following documents are filed as a part of this Annual Report on Form 10-K:

             (1) Financial Statements


             The financial statements filed as a part of this report are listed in the "Index to Financial Statements" at Item 8.

             (2) Financial Statement Schedules

             All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

         (b) Reports on Form 8-K

         During the fourth quarter of 1996, the Company filed no reports on Form 8-K.

         (c) Exhibits

EXHIBIT
  NO.              DESCRIPTION
  ---              -----------

  3.1 Articles of Incorporation, as amended to date, of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

  3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2, 1996.

  4.1 Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31,
        1997).

  4.3 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3 of the Company's Report on Form 8-K, dated February 6, 1997).

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

 10.17 Convertible Preferred Stock Purchase Agreement, dated as of January 31, 1997, by and among the Company, Clearwater Fund, IV, LLC and JNC Opportunity Fund Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated February 6, 1997).

 10.18  Form of Warrant, dated February 5, 1997 (incorporated by reference to
        Exhibit 10.2 of the Company's Report on Form 8-K, dated February 6,
        1997).

 11     Computation of Earnings Per Share.

 23     Consent of Ernst & Young LLP

 27     Financial Data Schedule

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE NATIONAL REGISTRY INC.
                                             (Registrant)

Date: March 27, 1997                  By: /s/ JOHN L. GUSTAFSON
                                          ---------------------
                                          John L. Gustafson
                                          President, Chief Executive
                                          Officer and Director

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.

Date: March 27, 1997                 By: /s/ JOHN L. GUSTAFSON
                                         ---------------------
                                         John L. Gustafson
                                         President, Chief Executive
                                         Officer and Director

Date:  March 27, 1997                By: /s/ DAVID E. BROGAN
                                         -------------------
                                         David E. Brogan
                                         Chief Financial Officer and
                                         Chief Accounting Officer

Date:  March 27, 1997                By: /s/ J. ANTHONY FORSTMANN
                                         ------------------------
                                         J. Anthony Forstmann
                                         Director

Date: March 27, 1997                 By: /s/ W. LEE SHEVEL
                                         -----------------
                                         W. Lee Shevel
                                         Director

                                 EXHIBIT INDEX

EXHIBIT
  NO.     DESCRIPTION                                                  PAGE NO.
  --      -----------                                                  --------

  3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2, 1996.

 11       Computation of Earnings Per Share.

 23       Consent of Ernst & Young LLP

 27       Financial Data Schedule (For SEC use only)