Form 10-K/A
period 1996-12-31
NATIONAL REGISTRY INC
filed 1997-04-30
CIK 847555

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20270

                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           95-4346070
        -------------------------------            -------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

     2502 ROCKY POINT DRIVE, SUITE 100, TAMPA, FLORIDA        33607
     ------------------------------------------------        -----
          (Address of Principal Executive Office)          (Zip Code)

Registrant's telephone number, including area code:   (813) 636-0099
                                                      ---------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 25, 1997, was $43,103,756. There were 34,485,005 shares of Common
Stock outstanding as of April 25, 1997.

         Total number of pages: 11

================================================================================

     The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Report") as follows:

                                    PART III

     The Registrant hereby deletes the information set forth under Items 10, 11, 12 and 13 of the Report and replaces such items in their entirety as set forth below.


     Item. 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all current directors and named executive officers (the "Named Executive Officers") of the Company, as of April 25, 1997 are set forth below. As of April 25, 1997, the Board of Directors consists of three persons.


DIRECTORS
                                                              TERM      DIRECTOR
NAME                            AGE     POSITION             EXPIRES     SINCE
----                            ---   -------------          -------    --------

J. Anthony Forstmann (1)....... 58    Chairman                 1997       1991
                                      and Director

John L. Gustafson(l)........... 53    President,               1997       1995
                                      Chief Executive
                                      Officer and Director

W. Lee Shevel(l)............... 64    Vice-Chairman
                                      and Director             1997       1995
----------
(1) Compensation Committee and Audit Committee member.


     Pursuant to the Stock Purchase Agreement (the "Stock Purchase Agreement"), dated as of April 28, 1992, by and between the Company and Home Shopping Network, Inc. ("Home Shopping Network"), Home Shopping Network has the right to nominate up to three directors for the Company's Board of Directors. Home Shopping Network had nominated as directors of the Company Peter M. Kern and Kevin J. McKeon, who resigned effective March 29, 1996 and February 12, 1997, respectively. No current member of the Company's Board of Directors has been nominated by Home Shopping Network.

     Pursuant to a stockholders' voting agreement, dated as of March 14, 1995,
J. Anthony Forstmann, RMS Limited Partnership, a Nevada limited partnership ("RMS"), and Francis R. Santangelo (the "Stockholders' Voting Agreement"), each agreed to vote certain shares of the Company's common stock, par value $.01 per share (the "Common Stock"), beneficially owned by such party, and each of their respective affiliates, for a director nominated by each of Mr. Forstmann and RMS and not to vote certain shares of Common Stock beneficially owned by such party, and each of their respective affiliates, in favor of certain specified stockholder actions unless such actions are agreed upon by Mr. Forstmann and RMS. To date, RMS has not exercised its right to nominate a director pursuant to the Stockholders' Voting Agreement.


NAMED EXECUTIVE OFFICERS
                                                                      POSITION
NAME                     AGE       OFFICER                              SINCE
----                     ---       -------                            --------

John L. Gustafson        53        President and Chief                  1995
                                   Executive Officer

Clinton C. Fuller        52        Vice President - Product
                                   Marketing and Financial Services     1995

Robert C. Leamy          48        Vice President -                     1995
                                   Product Operations

Todd D. Lowe             44        Vice President - Identification      1995
                                   Systems and Services

David E. Brogan          42        Secretary, Treasurer                 1996
                                   and Controller


     The business experience, principal occupations and employment during the past five years of each director and Named Executive Officer of the Company is summarized below.


     J. ANTHONY FORSTMANN has been the Chairman of the Board of Directors of the Company (the "Board") from June 1995, Co-Chairman from August 1993 to June 1995, Chairman from the Company's inception in October 1991 to August 1993, a member of the Board's Compensation Committee (the "Compensation Committee") since February 1993 and a member of the Board's Audit Committee (the "Audit Committee") since December 1995. Mr. Forstmann was President of the Company from October 1991 to August 1993 and from September 1994 to March 1995 and Chief Executive Officer of the Company from October 1991 to August 1993 and from September 1994 to December 1995. Mr. Forstmann has been a Managing Director of J.A. Forstmann & Co., a merchant banking firm since October 1987. He co-founded Forstmann-Leff Associates, an institutional money management firm, in 1968 and was a Managing Director thereof from its inception until October 1987. Mr. Forstmann has been a Limited Partner of Forstmann Little & Co. since its inception in 1978. Mr. Forstmann has been a director of Community Health Services, a private entity engaged in the operations of hospitals, since 1996. Mr. Forstmann received a BA in Economics from Yale University and an MBA from the Graduate School of Business Administration, Columbia University.


     JOHN L. GUSTAFSON has served as President, Chief Operating Officer and a Director of the Company since March 1995, Chief Executive Officer since December 1995 and a member of each of the Audit and Compensation Committees since December 1995. From November 1993 to March 1995, Mr. Gustafson served as Vice President for Business Development of Allied Technical Services, a wholly-owned subsidiary of Allied Signal Inc. From 1968 to November 1993, Mr. Gustafson held a variety of senior executive positions at Unisys Corp. and at Burroughs Corporation, its predecessor company. Mr. Gustafson received his BS in Math from St Louis University and his MS in Computer Science from the University of Missouri-Rolla.

     LEE SHEVEL has served as Vice Chairman of the Board and a Director of the Company since March 1995, a member of each of the Audit and Compensation Committees since December 1995 and as a consultant to the Company since January 1995. Mr. Shevel also serves as a director of Insync Systems, Inc., a privately held company in the business of providing gas distribution apparatus for semiconductor processes. Since June 1994, Mr. Shevel has been Managing Director of EIM, a consulting firm which he founded. From 1982 to June 1994, Mr. Shevel held a variety of senior executive positions at Unisys Corp. and at Burroughs Corporaton, its predecessor company, including Vice President of Enterprise Integration, President of Unisys' Shipboard and Ground Systems Group and of Paramax Electronics, Unisys' Canadian subsidiary. Mr. Shevel received BS, MS and Ph.D. degrees in Engineering from Carnegie Mellon University.

     CLINTON C. FULLER has been Vice President - Product Marketing and Financial Services of the Company since July 1995, overseeing the development of the Company's products and services, including developing products for the financial services industry. From September 1967 to June 1995, Mr. Fuller held a variety of managerial positions at Unisys Corp., including worldwide general manager of Unisys' financial retail delivery system division. Mr. Fuller received a BS in Computer Science from Lackawanna College.


     ROBERT C. LEAMY has been Vice President - Product Operations of the Company since October 1995, managing the Company's product development. From August 1975 to October 1995, Mr. Leamy served as Engineering Director at Unisys Corp. where, among other things, he helped develop computer products and systems used in law enforcement. Mr. Leamy received his BS in Engineering from the University of California, Los Angeles, an MS in Electrical Engineering and Computer Sciences from the University of California, Berkeley and an MS in Administration from the University of California, Irvine.


     TODD D. LOWE has been Vice President - Identification Systems and Services of the Company since September 1995, managing the implementation of the Company's systems. From January 1982 to August 1995, Mr. Lowe was an employee of Unisys Corp. where he was the business manager for its automated finger imaging systems division (which was subsequently acquired by Loral Corporation), managing the development of personal identification systems for government social services agencies. Mr. Lowe received a BS in Chemistry from the United States Naval Academy.


     DAVID E. BROGAN has been Treasurer and Controller of the Company since August 1996 and Secretary of the Company since December 1996. From March 1995 to March 1996, Mr. Brogan was a consultant for Tunstall Consulting, a consulting firm specializing in business plan development and assisting in raising capital. From December 1990 to March 1995, Mr. Brogan was a Vice President of Finance for Mercury Medical, Inc., a medical distribution company. From November 1988 to October 1990, Mr. Brogan was Chief Financial Officer for Electronic Data Technologies, a publicly traded computer systems manufacturer. Mr. Brogan received his MBA from the University of Colorado and a BS in Accounting from Metropolitan State College in Denver, Colorado.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.


     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 1996, David Brogan, the Chief Financial Officer of the Company, failed to file on a timely basis one report, covering zero transactions, Todd Lowe, a Vice President of the Company failed to file on a timely basis one report, covering one transaction and Robert Leamy, a Vice President of the Company failed to file on a timely basis one report, covering one transaction.


     The following table sets forth all compensation with respect to certain of the Named Executive Officers, including the Chief Executive Officer of the Company. The table omits an executive officer employed by the Company on December 31, 1996 because such officer's total annual salary and bonus for 1996 did not exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                                      LONG-TERM COMPENSATION
                                                              AWARDS
                                                      -----------------------
                                        ANNUAL              SECURITIES
                                     COMPENSATION           UNDERLYING
                                     ------------
     NAME AND                           SALARY               OPTIONS
PRINCIPLE POSITION(1)     YEAR           ($)                   (#)
--------------------      ----       ------------          ------------
John L. Gustafson -       1996        $227,875(1)             50,000
  President and Chief     1995         136,133               400,000
  Executive Officer       1994           N/A                    NA

Clinton C. Fuller -       1996        $130,000               20,000
  Vice President -        1995          78,210               60,000
  Product Marketing       1994           N/A                   N/A
  and Financial Services

Robert C. Leamy -         1996        $120,000               20,000
  Vice President -        1995          23,076               45,000
  Product Operations      1994           N/A                   N/A

Todd D. Lowe -            1996        $115,000               15,000
  Vice President -        1995          31,016               30,000
  Identification Systems  1994           N/A                   N/A
  and Services
----------
(1) Mr. Gustafson's annual salary included $78,922 paid by the Company in connection with Mr. Gustafson's relocation and a related "gross-up" for the tax applicable to such reimbursement.

        The Company offers a plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") covering substantially all employees, including the Named Executive Officers. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 1996, 1995 or 1994.

STOCK INCENTIVE PLAN

        The 1992 Stock Incentive Plan, adopted by the Board of Directors and approved by the stockholders of the Company in January 1992 (the "Plan"), authorizes the granting of stock incentive awards ("Awards") to qualified officers, employees, directors and third parties providing valuable services to the Company (e.g., independent contractors, consultants and advisors to the Company). At the Company's Annual Meeting of Stockholders held on August 12, 1993, the stockholders of the Company approved a proposal amending the Plan to increase from 1,500,000 to 2,700,000 the number of shares of Common Stock authorized for issuance upon exercise of options granted pursuant to the Plan. At the Company's Annual Meeting of Stockholders held on June 25, 1996, the stockholders of the Company approved a proposal amending the Plan to increase from 2,700,000 to 3,700,000 the number of shares of Common Stock authorized for issuance upon exercise of options granted pursuant to the Plan. The following table sets forth individual grants of stock options made during fiscal year 1996 to each of the Named Executive Officers (during fiscal year 1996 no stock appreciation rights ("SARs") were awarded):



                                      OPTION GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------------------------------------------------

                 INDIVIDUAL GRANTS                                                        POTENTIAL REALIZABLE VALUE AT
--------------------------------------------------------------------------------------    ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR OPTION
                                  PERCENT OF                                                            TERM
                                    TOTAL                       MARKET                    -------------------------------
                                   OPTIONS                     PRICE OF
                                  GRANTED TO                    COMMON
                                  EMPLOYEES       EXERCISE     STOCK ON
                     OPTIONS      IN FISCAL        PRICE       DATE OF      EXPIRATION
    NAME               (#)           YEAR          ($/SH)       GRANT          DATE        0%($)       5%($)       10%($)
-----------------  ----------     ----------      --------     --------     -----------    -----      -------     --------
John L. Gustafson   50,000(1)       10.2%         $1.125       $1.125(2)    11/18/2006      $0        $35,375     $86,648

Clinton C. Fuller   20,000(3)        4.1%         $1.125       $1.125(2)    11/18/2006       0        $14,150     $35,859

Robert C. Leamy     20,000(3)        4.1%         $1.125       $1.125(2)    11/18/2006       0        $14,150     $35,859

Todd D. Lowe        15,000(4)        3.1%         $1.125       $1.125(2)    11/18/2006       0        $10,613     $26,894

David E. Brogan     50,000(5)       10.2%         $0.84        $0.84 (6)     9/06/2006       0        $26,414     $66,937

David E. Brogan      5,000(7)        1.0%         $1.125       $1.125(2)    11/18/2006       0        $ 3,538     $ 8,965

----------
(1) Stock Options were granted on November 18, 1996, of which options to purchase 16,666 shares of Common Stock will vest on November 18, 1997 and options to purchase 16,667 shares of Common Stock will vest on each of the next two anniversaries of the grant date.
(2) The average of the bid and asked price on the Nasdaq SmallCap Market on November 18, 1996.
(3) Stock Options were granted on November 18, 1996, of which options to purchase 6,666 shares of Common Stock will vest on November 18, 1997 and options to purchase 6,667 shares of Common Stock will vest on each of the next two anniversaries of the grant date.



(4) Stock Options were granted on November 18, 1996, of which options to purchase 5,000 shares of Common Stock will vest on November 18, 1997 and options to purchase 5,000 shares of Common Stock will vest on each of the next two anniversaries of the grant date.
(5) Stock Options were granted on September 9, 1996, of which options to purchase 16,666 shares of Common Stock will vest on September 9, 1997 and options to purchase 16,667 shares of Common Stock will vest on each of the next two anniversaries of the grant date.
(6) The average of the bid and asked price on the Nasdaq SmallCap Market on September 9, 1996.
(7) Stock Options were granted on November 18, 1996, of which options to purchase 1,666 shares of Common Stock will vest on November 18, 1997 and options to purchase 1,667 shares of Common Stock will vest on each of the next two anniversaries of the grant date.


     During fiscal year 1996, no stock options were exercised by any Director or Named Executive Officer of the Company. The following table sets forth the number and value of stock options outstanding as of December 31, 1996 for the Named Executive Officers.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                         NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED IN-
                             UNEXERCISED OPTIONS AT                THE-MONEY OPTIONS
                                FISCAL YEAR END (#)             AT FISCAL YEAR END ($)(1)
NAME                        EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
-----------------        -------------------------------        -------------------------

John L. Gustafson                160,000/290,000                      170,000/326,875

Clinton C. Fuller                 20,000/60,000                        15,650/60,050

Robert C. Leamy                   15,000/50,000                         4,688/38,125

Todd D. Lowe                      10,000/35,000                         3,125/27,813

David E. Brogan                      0/55,000                              0/93,313

----------

(1) Assumes a market price equal to $2.5625 per share, the average of the closing bid and asked price on the Nasdaq SmallCap Market on December 31, 1996.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     On March 29, 1996, Peter M. Kern resigned as a member of the Compensation Committee of the Board. The Compensation Committee presently consists of Messrs. Forstmann, Gustafson and Shevel. Mr. Gustafson has been President of the Company since March 1995 and Chief Executive Officer since December 1995.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 25, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers (as hereinafter defined); and (iv) all executive officers and directors of the Company as a group:




                                   AMOUNTS AND
                                    NATURE OF
NAME AND ADDRESS                    BENEFICIAL                   PERCENT OF
OF BENEFICIAL OWNER                 OWNERSHIP                      CLASS
-------------------                -----------                   ----------

J. Anthony Forstmann .............   6,000,000(1)                     17.4
 7 Beverly Park
 Beverly Hills, CA 90210

Home Shopping Network, Inc. ......   6,336,154(2)                     15.5
 P.O. Box 9090
 Clearwater, FL 34618

RMS Limited Partnership ..........   5,500,000(3)                     15.3
 201 West Liberty Street
 P.0. Box 281
 Reno, NV 89504

John L. Gustafson ................     168,333(4)                      (5)

W. Lee Shevel ....................     120,000(4)                      (5)

Todd D. Lowe .....................      85,300(4)                      (5)

Clinton C. Fuller ................      20,000(4)                      (5)

Robert C. Leamy ..................      17,000(4)                      (5)

David E. Brogan ..................           0                         (5)

Executive officers and directors
as a group (7 persons) ...........   6,410,633(l)(4)              18.6%(1)(4)

(1) Of such amount, 3,500,000 shares of Common Stock are pledged in favor of Theodore J. Forstmann, Mr. Forstmann's brother, to secure a demand note, and 1,500,000 shares of Common Stock are pledged in favor of a financial institution to secure a non-recourse credit facility, which demand note is past due. Includes 800,000 shares of Common Stock directly held by Mr. Forstmann's spouse, Catherine S. Forstmann.

(2) Includes 6,336,154 shares of Common Stock issuable upon conversion of 100,000 currently convertible shares of Series A Preferred Stock.

(3) Includes 1,500,000 shares of Common Stock subject to outstanding options which are vested and exercisable.

(4) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of April 25, 1997, as follows:
     Mr. Gustafson - 168,333 shares; Mr. Shevel - 120,000 shares; Mr. Fuller - 20,000 shares; Mr. Leamy - 15,000 shares; and Mr. Lowe - 10,000; and all directors and officers as a group - 410,633 shares. Excludes 321,667, 196,667, 60,000, 50,000, 35,000 and 55,000 shares subject to options which have not vested in favor of Messrs. Gustafson, Shevel, Fuller, Leamy, Lowe and Brogan, respectively.

(5)  Less than 1%.


     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     During fiscal 1996, the Company retained as a consultant W. Lee Shevel, a director of the Company, and paid him an aggregate of $66,607 (including $10,417 in travel and other expenses). On March 14, 1995, the Company granted him options to purchase 300,000 shares of Common Stock at an exercise price of $1.00 per share, of which options to purchase 120,000 shares of Common Stock have vested and options to purchase 60,000 shares of Common Stock will vest on each of the next three anniversaries of the date of the grant. The Company may retain Mr. Shevel from time to time in the future.

     During fiscal 1996, the Company retained DMG & Associates ("DMG"), a health care marketing consulting firm founded by Donna M. Gustafson, the wife of John
L. Gustafson, the Chief Executive Officer and President of the Company, and paid DMG an aggregate of $63,783 (including $13,178 in travel and other expenses) for certain consulting services. On October 13, 1995, the Company, as part of such consulting arrangement, granted Ms. Gustafson options to purchase 25,000 shares of Common Stock at an exercise price of $2.25 per share, vesting pro rata on each of the next three anniversaries of the date of grant. On June 3, 1996, the Company hired Ms. Gustafson as Director of Marketing for health care services. On November 18, 1996, the Company granted Ms. Gustafson options to purchase 15,000 shares of Common Stock at an exercise price of $1.125 per share.

     Peter M. Kern, a director of the Company who resigned from the Board of Directors effective March 29, 1996, was nominated by and served as a representative of Home Shopping Network in accordance with Home Shopping Network's right to nominate up to three directors pursuant to the Stock Purchase Agreement. Following Mr. Kern's resignation from the Board of Directors, Home Shopping Network nominated Kevin J. McKeon to serve as a member of the Board of Directors. Mr. McKeon resigned from the Board of Director effective February 12, 1997. No current member of the Company's Board of Directors has been nominated by Home Shopping Network.

     The Company engages in a variety of transactions with Home Shopping Network, including the rental by the Company of its previous office space from Home Shopping Network for a 1996 rent of approximately $62,000.

     The Company believes that each of the related party transactions described herein were on terms as fair to the Company as could have been obtained from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE NATIONAL REGISTRY INC.
                                                  (REGISTRANT)

Date: April 30, 1997                     By:/s/ JOHN L. GUSTAFSON
                                            --------------------------
                                            John L. Gustafson
                                            President, Chief Executive
                                            Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.

Date: April 30, 1997                     By:/s/ JOHN L. GUSTAFSON
                                            --------------------------
                                            John L. Gustafson
                                            President, Chief Executive
                                            Officer and Director


Date: April 30, 1997                     By:/s/ DAVID E. BROGAN
                                            --------------------------
                                            David E. Brogan
                                            Secretary, Treasurer
                                            and Controller


Date: April 30, 1997                     By:/s/ J. ANTHONY FORSTMANN
                                            -------------------------
                                            J. Anthony Forstmann
                                            Chairman of the Board


Date: April 30, 1997                     By:/s/ W. LEE SHEVEL
                                            -------------------------
                                            W. Lee Shevel
                                            Director