Form 10-Q
period 1997-03-31
NATIONAL REGISTRY INC
filed 1997-05-15
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-20270

                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       95-4346070
 ---------------------------------------------            -------------------
 (State or other jurisdiction of incorporation            (I.R.S. Employer
          or organization.)                               Identification no.)

                  2502 ROCKY POINT DRIVE, TAMPA, FLORIDA 33607
              -----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (813) 636-0099
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             2501 118TH AVENUE NORTH, ST. PETERSBURG, FLORIDA 33716
             ------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      There were 34,770,740 shares of outstanding Common Stock of the registrant as of May 13, 1997.

Total number of pages: 14                      Exhibit Index begins on Page: 12

================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                        MARCH 31,   DECEMBER 31,
ASSETS                                                     1997         1996
                                                      ------------  -----------
                                                       (unaudited)   (audited)
CURRENT ASSETS
   Cash and cash equivalents                              $4,997       $  914
   Receivables                                               739          460
   Prepaid expense                                           150          199
   Deferred charges                                            6            6
   Inventory                                                 112         --
   Other                                                      20           23
                                                          ------       ------
     Total current assets                                  6,024        1,602
                                                          ------       ------
Equipment
   Computer equipment                                      2,764        2,568
   Office equipment and other                                410          381
                                                          ------       ------
                                                           3,174        2,949
     Less accumulated depreciation                        (1,957)      (1,824)
                                                          ------       ------
                                                           1,217        1,125
                                                          ------       ------
   Investment                                                105          105
                                                          ======       ======
TOTAL ASSETS                                              $7,346       $2,832
                                                          ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $  167       $  368
   Accrued compensation                                      405          346
   Other accrued expenses                                    453          367
   Accrued legal and professional fees                        40          267
                                                          ------       ------
     Total current liabilities                             1,065        1,348
                                                          ------       ------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
     Authorized  - 75,000,000 shares
     Issued and outstanding - 34,770,740 and
      34,401,005 as of March 31, 1997 and
      December 31, 1996, respectively                        348          344
   Preferred stock,  $.01 par value convertible
     Authorized - 1,000,000  shares
   Series A - Liquidation preference $100 per share;
      100,000 shares issued and outstanding
      as of March 31, 1997 and December 31, 1996               1            1
   Series C - Liquidation preference $20 per
      share; 350,000 and 0 shares issued and
      outstanding as of March 31, 1997 and December
      31, 1996, respectively                                   4            0
   Capital in excess of par value                         40,737       34,301
   Accumulated deficit                                   (34,683)     (33,019)
   Unamortized deferred compensation                        (126)        (143)
                                                          ------       ------
                                                           6,281        1,484
                                                          ======       ======
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $7,346       $2,832
                                                          ======       ======

                             SEE ACCOMPANYING NOTES

                            THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,

                                                       1997            1996

                                                  ------------     -----------

Net Sales                                             $  282           $1,084
Cost of Sales                                             81              579
                                                      ------           ------
  Gross Profit                                           201              505
                                                      ------           ------

Operating Expenses:

  Selling and Marketing                                  536              520
  Royalty Fee                                            125              125
  Product development                                    752              323
  General and Administrative                             519              690
                                                      ------           ------
Total Operating Expenses                               1,932            1,658


Other Income:

  Interest Income                                         67               58
                                                      ======           ======
Net Loss                                             ($1,664)         ($1,095)
                                                      ======           ======


Loss per common share and common
 share equivalent                                     ($0.06)          ($0.04)


Weighted average number of                            28,145           24,335
common shares and common share
equivalents outstanding


                             SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

Cash Used In Operating Activities:                         1997         1996
                                                      ------------  -----------

   Net Loss                                              ($1,664)     ($1,095)
   Adjustments To Reconcile Net Loss To Net
     Cash Used In Operating Activities:

       Compensation Applicable To Stock

         Option Grants                                        17           66
       Depreciation                                          133          114
   Changes In Operating Assets And Liabilities:
    (Increase) Decrease In Assets:

       Accounts Receivable                                  (279)        (933)
       Prepaid Expense                                        49          129
       Deferred Charges                                       --           44
       Inventory                                            (112)         143
       Other Assets                                            3          (66)
   Increase (Decrease) In Liabilities:

       Accounts Payable And Accrued Liabilities             (283)          37
                                                      ------------  -----------
                                                            (472)        (466)

                                                      ------------  -----------
     Net Cash Used In Operating Activities                (2,136)      (1,561)
                                                      ------------  -----------
Cash Used In Investing Activities:

       Purchase Of Equipment                                (225)        (157)
                                                      ------------  -----------
     Net Cash Used In Investing Activities                  (225)        (157)
                                                      ------------  -----------
Cash Provided By Financing Activities:

       Proceeds From Issuance Of Common Stock                  4          173
       Proceeds From Issuance Of Preferred Stock           6,440        7,205
                                                      ------------  -----------
   Net Cash Provided By Financing Activities               6,444        7,378
                                                      ------------  -----------
Net Increase In Cash And Cash Equivalents                  4,083        5,660

Cash And Cash Equivalents At Beginning Of Period             914          178
                                                      ============  ===========
Cash And Cash Equivalents At End Of Period                $4,997       $5,838
                                                      ============  ===========

                             SEE ACCOMPANYING NOTES

================================================================================
                           THE NATIONAL REGISTRY INC.
================================================================================
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

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

      The Company's condensed interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 27, 1997, as amended in Amendment No. 1 to Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 1997.

         Certain amounts in the 1996 audited financial statements have been reclassified to conform to 1997 presentation.

2.    Net Loss per Common Share

      For the three months ended March 31, 1997 and 1996 the loss per common share was computed by dividing net loss by the weighted average number of shares outstanding during the periods. Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series C Preferred Stock and exercise of certain stock options and warrants were not included in this calculation due to their anti-dilutive effect.

                           THE NATIONAL REGISTRY INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

3.    Stockholders' Equity

      On February 6, 1997, the Company completed an equity financing pursuant to which two accredited investment funds purchased from the Company an aggregate of 350,000 (the "Series C Preferred Stock Private Placement") shares of Series C Preferred Stock, $.01 par value per share, of the Company (the "Series C Preferred Stock")for an aggregate purchase price of $7 million before commissions and expenses (estimated at approximately $560,000). The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. For the three months ended March 31, 1997 the Company recorded accretion of $60,986.

      Shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% Of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. The Series C Preferred Stock is convertible, as to one-third of such shares, at any time after 121 days after the closing date, as to an additional one-third of such shares, beginning 151 days after the closing date and, as to the remaining shares, beginning 181 days after the closing date. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will automatically be converted into shares of Common Stock. Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price under certain circumstances. In addition, as part of such transaction, the Company issued to such accredited investment funds, warrants to purchase, within five years of the date of closing, up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. During the three months ended March 31, 1997, none of the Series C Preferred Stock was converted into common shares.

      Also, in connection with the Series C Preferred Stock Private Placement, the Company issued to certain finders associated therewith, warrants to purchase an aggregate of 140,000 shares of Common Stock at the stated exercise price of $2.6125 per share. Such warrants are exercisable with respect to 70,000 shares through February 4, 2000, and with respect to the remaining 70,000 shares through February 4, 2002. The Company has also agreed to certain registration rights with respect to such warrants.

      On March 17, 1997, the Company filed a registration statement to register the shares of Common Stock issuable upon conversion of the shares of Series
C Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain warrants.

                           THE NATIONAL REGISTRY INC.

ITEM 2. MANAGEMENTS DISCUSSIONS AND ANALSYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward Looking Statements

      Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history and substantial accumulated net loss, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, NASDAQ Smallcap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ Smallcap Markets, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock and the market price volatility of the Common Stock. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No.333-23467) filed on March 17, 1997, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Recent Developments

      During the three months ended March 31, 1997, the Company entered into the contracts and agreements discussed below. There can be no assurance that any pilot programs discussed below will prove to be commercially successful, if commercially successful that sales will result from such program or that any future sales will be commercially profitable for the Company.

                  The NEW JERSEY STATE DEPARTMENT OF HEALTH extended its
              contract with the Company in January 1997. This contract provides for continued service and maintenance support through November 1997.

                  DATACARD entered into an agreement with the Company in March
              1997 to begin installation of the NRI finger imaging technology for the Haiti Government. This program introduces fingerprint functionality to the Haitian Taxpayer ID system.

 A.     Results of Operating Activities

      For the three months ended March 31, 1997, the Company incurred a net loss of $1,663,896, resulting in a loss per common share of $0.06. This compares with a net loss for the three months ended March 31, 1996 of $1,095,000, resulting in a loss per common share of $0.04. The increase of $568,896 in net loss is due primarily to a decrease in start-up revenues from long-term contract sales and an increase in employee expense and consulting expenses, to finalize proto-type models into production sales units. Approximately $150,000 of the net loss in the three month period ended March 31, 1997, and $180,000 of the net loss in the three month period ended March 31, 1996, were attributable to non-cash charges to income, including depreciation and the issuance of certain stock options.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

Revenue and Gross Profit

      For the three months ended March 31, 1997, the Company reported operating revenues of $281,692. This compares with operating revenues of $1,084,000 for the three months ended March 31, 1996, or a decrease of $802,308. The decrease is due primarily to start-up revenues of $860,000 for the Connecticut State project recorded during the first quarter of 1996. Revenues for the first quarter of 1997 consisted of sales of NRIdentity (TM) scanners and software, and ongoing maintenance revenues from contracts with the states of New Jersey and Connecticut, and the County of Nassau in the State of New York.

      The Company's gross margin percentage increased from 47% for the three months ended March 31, 1996 to 71% for the three months ended March 31, 1997. This increase is due primarily to a shift to sales of software and hardware with higher margins in the first quarter of 1997 as compared to the sale of services during the first quarter of 1996.

Operating Expenses

      Total operating expenses for the three months ended March 31, 1997, increased over the same period in 1996 by $274,000, or 16.5%. The following table sets forth certain changes in operating expenses, including the absolute dollar and percentage changes, for the three months ended March 31, 1997, as compared to the same period in 1996:

                                            THREE MONTHS ENDED
                                              MARCH 31, 1997
                                            ------------------
                                         (in thousands, except %)

                                               $           %
                                            CHANGE      CHANGE
                                           ---------   ---------
Selling and marketing                       $ 16            3%
Product development                          429          133
General and administrative                  (171)         (25)
                                         ========     ========
                                            $274           18%
                                         ========     ========


     The company expects these expenses to increase as it continues to sell and market its products and services and develop commercial relationships.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

Selling and Marketing

      Sales and marketing expense increased $16,000, or 3%, for the three months ended March 31, 1997, compared to the same period in 1996. This was due primarily to increases in employee, travel and advertising expenses offset by a decrease in consulting services.

      The Company is engaged in marketing its biometric finger images identification technology to a wide range of potential commercial markets including computer network access security, protecting medical and financial records, facilitating electronic commerce, enhancing customer service in banking, deterring check fraud and on-line fraud, healthcare and the travel industry, deterring fraud in government social services programs and others. While the Company has received some favorable responses from a limited number of potential commercial customers there can be no assurance that the Company will be able to secure contracts for its products and services in any of such commercial markets or, if it is able to secure such contracts, that any of such contracts will prove to be profitable for the Company.

Product Development

      Product development expenses for the three months ended March 31, 1997, increased $429,000, or 133%, compared to the same period in 1996 due primarily to increases in employee expense, totaling approximately $400,000. Additional increases in travel expense and depreciation were partially offset by a decrease in consulting expenses.

      An element of the Company's strategy has been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into an electronic signal in digital form. NRIdentity(TM) scanners are manufactured by Key Tronic Corporation ("Key Tromic")under a developmental joint venture agreement dated December 14, 1995. Under this agreement, the Company licensed certain optical and electronic technology to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology.

      The Company will continue its own research and development efforts in connection with its software and hardware scanning technologies.

      The Company's sales efforts have intensified and are dependent upon the successful introduction of scanning devices into the commercial market. Though there is no assurance, the Company believes that the continued development and marketing of NRIdentity(TM) Personal Authentication Scanner devices will give the Company a competitive advantage in selling its finger-imaging identification software and systems.

      There is no assurance that the Company will successfully develop additional scanner technology, or that the Company, its licensee Key Tronic or any other person or entity will successfully market any keyboards or peripheral devices incorporating the Company's technology.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

GENERAL AND ADMINISTRATIVE

      For the three months ended March 31, 1997, general administrative expenses decreased $171,000, or 25%, compared to the same period in 1996. This decrease was due primarily to a decrease in employee expenses, as well as decreases in advertising, travel, and consulting expenses partially offset by an increase in costs of supplies. The Company expects that general and administrative expenses will increase if the Company is successful in selling and marketing its products and services.

B.    Liquidity and Capital Resources

      Cash and working capital as of March 31, 1997, was $4,997,000 and $4,959,000, respectively, as compared to $914,000 and $254,000, respectively, as of December 31, 1996, and as compared to $5,838,000 and $6,854,000, respectively, as of March 31, 1996. This represents an increase from the Company's cash and working capital as of December 31, 1996, of $4,083,000 and $4,705,000, respectively, and a decrease from that of March 31, 1996 of $841,000 and $1,592,000, respectively.

      The decrease in the Company's cash and working capital as of March 31, 1997 from that as of March 31, 1996 relates primarily to a larger equity financing consumated in January 1996 versus the equity financing consummated in February 1997. The increase in the Company's cash and working capital as of March 31, 1997 from that as of December 31, 1996, relates primarily to the sale of Series C Preferred Stock, as described below, which generated net proceeds of approximately $6,440,000. This was offset, in part, by cash operating expenses and certain capital expenditures made during the first quarter of 1997.

      The Company anticipates additional 1997 capital expenditures of at least $400,000. Such capital expenditures are needed to support anticipated growth in personnel and purchases of computer hardware to support various product development projects.

      On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment firms purchased from the Company an aggregate of 350,000 shares of Series C Preferred Stock for an aggregate purchase price of $7.0 Million before commissions and expenses (estimated at approximately $560,000 in the aggregate). The Series C Preferred Stock carries a six percent per annum accretion which the Company treats as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. For the three months ended March 31, 1997 the Company recorded accretion of $60,986.

      On March 17, 1997, the Company filed a registration statement to register certain shares of Common Stock issuable upon conversion of the shares of Series C Preferred Stock, certain shares of Common Stock held by certain selling stockholders named in such registration statement and certain shares of Common Stock issuable upon the exercise of certain options and warrants.


     On May 24, 1994, the Company, BCBSNJ and a wholly owned sudsidiary of BCBSNJ entered into a stockholders agreement pursuant to which the parties agreed to form BIOMETRx for the purpose of marketing the Company's finger image identification technology to, among other markets, the health care industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through May 14, 1997, the Company and BCBSNJ have each loaned $60,000 to fund preliminary organizational and development activities. As of May 14, 1997, BIOMETRx has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands. BIOMETRx intends, upon commencement of operations thereof, to seek capital from third party investors. There is no assurance that BIOMETRx will commence operations or, it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any products, services or systems.

      Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividents on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annom, which is cumulative and is payable, at the option of the Company (subject to certain conditions to the extend payable in shares of Common Stock) in cash or shares of Common Stock, quarterly in arrears, but in no event later than conversion date applicable to such shares of Series C Preferred Stock.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

     Management believes that the adequacy of its cash resources will be dependent on its ability to achieve additional sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its finger imaging identification products and services. There can be no assurance that the Company will be able to complete significant sales of its products or services during 1997. The Company continues to spend net cash at a rate of approximately $550,000 per month (excluding capital expenditures of $225,000 and certain non-recurring expenditures of $250,000 for the quarter) for the quarter ended March 31, 1997. The Company believes that its existing working capital, together with cash from anticipated gross margins from operations and other funding sources, including the possible sale of stock, will be sufficient to meet its expected working capital needs at least for the next twelve months assuming revenues for 1997 are at least equal to the revenues realized in 1996. However, absent a significant increase in sales, the Company will require additional funds thereafter to continue, among other things, development, testing, and marketing of its finger image identification products and services and to maintain its operations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete developing and testing of its products and services. or, if completed, that it will be able to consummate significant sales of its systems or services or if the Company is able to consummate significant sales, that any such sales would be profitable.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

                Exhibit

                Number

                  11      Computation of Earnings Per Share
                  27      Financial Data Schedule (Electronic filing only)

         (b)   Reports on Form 8-K

               During the quarterly period ended March 31, 1997, the Company filed two reports on Form 8-K:

                  Form 8-K, dated February 6, 1997, in which under "Item 5. Other Events" the Company reported the consummation of the Series C Preferred Stock Private Placement.

                  Form 8-K, dated March 17, 1997, in which under "Item 5. Other Events" the Company reported the results of operations for the year ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE NATIONAL REGISTRY INC.

DATE:  May 14, 1997                       BY: /s/ DAVID E. BROGAN
                                              --------------------------
                                               David E. Brogan
                                               Treasurer and Controller
                                               (duly authorized officer and
                                               principal financial officer)