Form 10-Q
period 1997-06-30
NATIONAL REGISTRY INC
filed 1997-08-14
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     There were 35,081,852 shares of outstanding Common Stock of the registrant as of August 11, 1997.

Total number of pages: 15                        Exhibit Index begins on Page 13
================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         THE NATIONAL REGISTRY INC.
                            CONDENSED BALANCE SHEETS

                                 (In Thousands)

                                                        JUNE 30,    DECEMBER 31,
ASSETS                                                    1997          1996
                                                      (UNAUDITED)    (AUDITED)
                                                      -----------   ------------
CURRENT ASSETS
   Cash and cash equivalents                             $  2,721    $    914
   Receivables                                                590         460
   Prepaid expense                                            499         199
   Deferred charges                                             9           6
   Inventory                                                   89        --
   Other                                                       23          23
                                                         --------    --------
     Total current assets                                   3,931       1,602
                                                         --------    --------
Equipment
   Computer equipment                                       2,934       2,568
   Office Equipment and other                                 425         381
                                                         --------    --------
                                                            3,359       2,949
     Less accumulated depreciation                         (2,093)     (1,824)
                                                         --------    --------
                                                            1,266       1,125
                                                         --------    --------
   Investment                                                 105         105
                                                         ========    ========
TOTAL ASSETS                                             $  5,302    $  2,832
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $    244    $    368
   Accrued compensation                                       141         346
   Other accrued expenses                                     454         634
                                                         --------    --------
     Total current liabilities                                839       1,348
                                                         --------    --------
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
     Authorized  - 75,000,000 shares
     Issued and outstanding - 34,790,489  and
      34,401,005 as of  June 30, 1997 and
      December 31, 1996, respectively                         348         344
   Preferred stock,  $.01 par value  convertible
     Authorized - 1,000,000 shares
     Issued and outstanding
      Series A - Liquidation preference $100 per share
         100,000 shares issued and outstanding as of
         June 30, 1997  and December 31, 1996                   1           1
      Series C - Liquidation preference $20 per share
         348,750 and 0 shares issued and outstanding
         as of June 30, 1997  and December 31, 1996,
         respectively                                           3           0

   Capital in excess of par value                          41,672      34,301
   Accumulated deficit                                    (37,449)    (33,019)
   Unamortized deferred compensation                         (112)       (143)
                                                         --------    --------
                                                            4,463       1,484
                                                         ========    ========
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $  5,302    $  2,832
                                                         ========    ========

                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                       1997          1996          1997          1996
                                     --------      --------      --------      --------

Net Sales                            $    386      $    359      $    668      $  1,443
Cost of Sales                             100           251           181           830
                                     --------      --------      --------      --------
  Gross Profit                            286           108           487           613
                                     --------      --------      --------      --------

Operating Expenses:
  Selling and marketing                   752           719         1,288         1,239
  Royalty Fee                             143           125           268           250
  Product development                     796           433         1,548           756
General and administrative                766           894         1,288         1,584
                                     --------      --------      --------      --------
Total Operating Expenses                2,457         2,171         4,392         3,829

Other Income: Interest Income              65            63           132           121
                                     ========      ========      ========      ========
Net Loss                             ($ 2,106)     ($ 2,000)     ($ 3,773)     ($ 3,095)
                                     --------      --------      --------      --------

Preferred stock dividend                  490          --             490          --
                                     ========      ========      ========      ========
Net Loss Attributable to common
  stockholders                       ($2,596)      $2,000)       ($4,263)      ($3,095)
                                     ========      ========      ========      ========
Loss per common share and common
  share equivalent                    ($0.07)      ($0.08)        ($0.12)       ($0.12)

Weighted average number of
  common shares outstanding           34,681       25,234         34,571        24,784

                             See accompanying notes.

                           THE NATIONAL REGISTRY INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           SIX  MONTHS ENDED
                                                                JUNE 30 ,
Cash used in operating activities:                          1997         1996
                                                          -------       -------

   Net Loss                                               ($3,773)      ($3,095)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Compensation applicable to stock
         option grants                                         31            94
       Depreciation                                           270           210
   Changes in operating assets and liabilities:
    (Increase) decrease in assets:
       Accounts receivable                                   (130)       (1,017)
       Prepaid expense                                       (300)          (49)
       Deferred charges                                        (3)           59
       Inventory                                              (89)          143
       Other assets                                          --              (8)
   Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities              (509)           52
                                                          -------       -------
                                                             (730)         (516)
                                                          -------       -------
     Net cash used in operating activities                 (4,503)       (3,611)
                                                          -------       -------
Cash used in investing activities:
       Purchase of equipment                                 (410)         (468)
                                                          -------       -------
     Net cash used in investing activities                   (410)         (468)
                                                          -------       -------
Cash provided by financing activities:
         Issuance of common stock for services                323           173
       Proceeds from issuance of preferred stock            6,397         7,205
                                                          -------       -------
   Net cash provided by financing activities                6,720         7,378
                                                          -------       -------
Net increase in cash and cash equivalents                   1,807         3,299

Cash and cash equivalents at beginning of period              914           178
                                                          =======       =======
Cash and cash equivalents at end of period                $ 2,721       $ 3,477
                                                          =======       =======

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

     Certain amounts in the 1996 audited financial statements have been reclassified to conform with 1997 presentation.

2.   Net Loss per Common Share

     For the six month periods ended June 30, 1997 and 1996 the loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the periods. Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series C Preferred Stock and the exercise of stock options and warrants were not included in this calculation due to their anti-dilutive effect.

                           THE NATIONAL REGISTRY INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

3.   Stockholders' Equity

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share, for an aggregate purchase price of $7.0 million before commissions and expenses which totaled approximately $603,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of $105,000 and $167,000, respectively, for the three and six month periods ended June 30, 1997.

     Shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. One-third of the Series C Preferred Stock became convertible 121 days after the closing date. An additional one-third became convertible 151 days after the closing date and the remaining one-third became convertible 181 days after the closing date. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted into shares of Common Stock. During the quarter ended June 30, 1997, 1,250 shares of Series C Preferred Stock were converted into 19,749 shares of Common Stock. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the applicable conversion price at the time of the redemption or under certain other circumstances. As part of the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

     In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Warrants to purchase up to 70,000 shares are exerciseable through February 4, 2000. The remaining warrants are exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

     On March 17, 1997, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. On May 23, 1997 the registration statement was declared effective by the SEC.

                           THE NATIONAL REGISTRY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALSYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history and substantial accumulated net loss, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, the impact of failure to meet NASDAQ SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ SmallCap Markets, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock and the market price volatility of the Common Stock. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No.333-23467) declared effective on May 23, 1997 by the SEC, and the Company's periodic reports and other documents filed with the Securities and Exchange Commission for further discussions of these and other risks and uncertainties applicable to the Company and its business.

Recent Developments

     During the three month period ended June 30, 1997, the Company entered into the contracts and agreements discussed below. There can be no assurance that any of the programs discussed below will be commercially successful, if successful that sales will result from such programs or that any future sales will be commercially profitable for the Company. In addition, there can be no assurance that any of the value added reseller agreements will result in any sales to the Company or if sales do result, that such sales will be profitable for the Company.

         The STATE OF CONNECTICUT entered into an agreement with the Company to provide identification solutions to help eliminate social services fraud by individuals collecting benefits in multiple states. The contract has a one year value of approximately $50,000.

         INGRAM MICRO, MERISEL and TECH DATA, all leading computer industry distributors, entered into agreements with Key Tronic to distribute the Company's equipment throughout the United States. The Company has supplied to these distributors several hundred units.

         The Company entered into a development license agreement with Computer Associates to enhance the Unicenter(R) TNG(TM) workstation security feature with NRI finger imaging authentication.

                           THE NATIONAL REGISTRY INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

A.   Results of Operating Activities

     For the three and six month periods ended June 30, 1997, the Company incurred net losses of $2,106,000 and $3,773,000, respectively, resulting in losses per common share of $.07 and $0.12, respectively. This compares to net losses of $2,000,000 and $3,095,000 for the three and six month periods ended June 30, 1996 or $.08 and $0.12 per common share, respectively. The increases of $106,000 and $678,000, respectively, in net losses for the three and six month periods ended June 30, 1997, are due primarily to increases in employee expenses and certain professional fees, decreases in start-up revenues from long-term contract sales during the first quarter of 1997 and increases in expenses related to finalizing proto-type models and bringing them to market. Approximately $149,000 and $301,000, respectively, of the net losses in the three and six month periods ended June 30, 1997, and $159,000 and $304,000, respectively, of the net losses in the three and six month periods ended June 30, 1996, were attributable to non-cash items, including depreciation and the issuance of certain stock options.

Revenue and Gross Profit

     For the three and six month periods ended June 30, 1997, the Company reported operating revenues of $386,000 and $668,000, respectively. This compares to operating revenues of $359,000 and $1,443,000, respectively, for the three and six month periods ended June 30, 1996, or an increase of $27,000 and a decrease of $775,000, for such periods respectively. The increase for the three month period was primarily due to increased sales of hardware and NRIdentity(TM) software products, while the decrease for the six month period was primarily due to start-up revenue of $860,000 related to the Connecticut State project that was recognized in the first quarter of 1996. Revenues for the three month period ended June 30, 1997 consisted primarily of sales of NRIdentity(TM) scanners and software to commercial users (approximately $199,000) and ongoing revenues from contracts with the States of New Jersey and Connecticut and Nassau County, New York (approximately $187,000). The Company's ongoing contracts with these agencies will generate approximately $252,000 in revenue in the second six months of 1997.

     The Company's gross margin percentages before operating expenses for the three and six month periods ended June 30, 1997 were 74% and 73% respectively, compared to 30% and 42%, respectively for the same periods in 1996. The increases from 1996 to 1997 were primarily due to the shift from the sale of services during 1996 to the sale of hardware and software during 1997.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

Operating Expenses

     Total operating expenses for the three and six month periods ended June 30, 1997, increased over the same periods in 1996 by $286,000 and $563,000, respectively. This represents changes of 13% and 15%, respectively. The following table provides a breakdown of the changes in operating expenses for the three month and six month periods ended June 30, 1997 as compared to the same periods in 1996:

                             THREE MONTHS ENDED         SIX MONTHS ENDED
                               JUNE 30, 1997             JUNE 30, 1997
                           ------------------------   ------------------------

                           (in thousands, except %)   (in thousands, except %)

                                 $          %               $          %
                              Change     Change          Change     Change
                              ------     ------          ------     ------
Selling and marketing            $33          5%            $49          4%
Royalty fee                       18         14              18          7
Product development              363         84             792        105
General and administrative      (128)       (14)           (296)       (19)
                              ======     ======          ======     ======
                                $286         13%           $563         15%
                              ======     ======          ======     ======

The Company is finalizing a plan that it believes will reduce operating expenses in order to reduce the monthly cash burn rate. The plan may include closing corporate facilities outside its Tampa headquarters and reducing the number of employees.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

Selling and Marketing

     Selling and marketing expenses increased $33,000 and $49,000, or 5% and 4%, for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The increases were primarily due to increases in employee, travel and marketing expenses related to the Company's increased efforts to generate revenues. These increases were partially offset by decreases in certain professional consulting services.

     The Company has attempted to market its biometric finger image identification technology for a wide range of potential uses including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring check fraud and on-line fraud, enhancing security in the travel and healthcare industries and deterring fraud in government social services programs. While the Company has received favorable responses from a limited number of potential commercial customers there can be no assurance that the Company will be able to secure contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any of such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to the newness of the technology and the extended period of evaluating, testing and piloting prototypes.

Product Development

     Product development expenses for the three and six month periods ended June 30, 1997, increased $363,000 and $792,000, or 84% and 105%, respectively, compared to the same periods in 1996. The increases were primarily due to increases in employee, travel and depreciation expenses. These increases were partially offset by decreases in professional consulting services.

     The Company's strategy has been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into digital form. NRIdentity(TM) scanners are manufactured by Key Tronic Corporation ("Key Tronic") under a developmental joint venture agreement dated December 14, 1995. Under this agreement, the Company licensed certain optical and electronic technology to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology.

     The Company's sales efforts are dependent upon the successful introduction of scanning devices into the commercial market. During the six months ended June 30, 1997, the Company shipped approximately 385 units (including scanners and NRIdentity software) to the major channel distributors and has also shipped approximately 1,000 units to a number of commercial enterprises that are developing prototypes and pilots for a wide range of applications. Though there is no assurance, the Company believes that the continued development and marketing of NRIdentity(TM) Personal Authentication Scanner devices will give the Company a competitive advantage in selling its finger-imaging identification software and systems.

     There is no assurance that the Company will successfully develop additional scanner technology, or that the Company, its licensee, Key Tronic, or any other person or entity will successfully market keyboards or other peripheral devices incorporating the Company's technology.

General and Administrative

     For the three and six month periods ended June 30, 1997, general and administrative expenses decreased $128,000 and $296,000, or 14% and 19%, respectively, compared to the same periods in 1996. These decreases were primarily due to decreases in employee, advertising, travel and consulting services. The decreases were partially offset by increases in certain professional fees and supplies expense.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)


B. Liquidity and Capital Resources

     Cash and working capital as of June 30, 1997 was $2,721,000 and $3,092,000, respectively, compared to $914,000 and $254,000, respectively, as of December 31, 1996. Cash and working capital as of June 30, 1996 was $3,477,000 and $4,203,000, respectively.

     The increase in the Company's cash and working capital as of June 30, 1997 compared to December 31, 1996, relates primarily to the Series C Preferred Stock Private Placement, which generated net proceeds of approximately $6,397,000. This was offset, in part, by operating expenses and certain capital expenditures made during the six month period ended June 30, 1997.

     In an effort to reduce the monthly cash burn rate, the Company is finalizing a plan to significantly reduce operating expenses. This plan may include closing corporate facilities outside its Tampa headquarters and reducing the number of employees. Additionally, the Company does not anticipate making any substantial capital expenditures during the remainder of 1997.

     On February 6, 1997, the Company completed an equity financing pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share, for an aggregate purchase price of $7.0 million before commissions and expenses which totaled approximately $603,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of $105,000 and $166,000, respectively, for the three and six month periods ended June 30, 1997.

     Shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. One-third of the Series C Preferred Stock became convertible 121 days after the closing date. An additional one-third became convertible 151 days after the closing date and the remaining one-third became convertible
181 days after the closing date. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted into shares of Common Stock. During the quarter ended June 30, 1997, 1,250 shares of Series C Preferred Stock were converted into 19,749 shares of Common Stock. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the applicable conversion price at the time of the redemption or under certain other circumstances. As part of the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

     In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Warrants to purchase up to 70,000 shares are exerciseable through February 4, 2000. The remaining warrants are exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

     On March 17, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. On May 23, 1997 the registration statement was declared effective by the SEC.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)

     Management believes that the adequacy of its cash resources will be dependent on its ability to generate additional revenue and to obtain additional working capital prior to the end of 1997. There can be no assurance that the Company will achieve significant sales of its products or services during 1997 or obtain additional working capital. The Company expended net cash at a rate of approximately $4.5 million during the six months ended June 30, 1997. The Company believes that its existing working capital, together with anticipated cash flows from sales, the implementation of the Company's proposed operating expense reduction plan and the elimination of capital expenditures will be sufficient to meet its expected working capital needs through the remainder of 1997, assuming revenues for 1997 are at least equal to the revenues recognized in 1996. However, absent a significant increase in sales, which itself would likely require a significant increase in working capital, the Company will require significant additional funds during the early part of 1998 to continue its operations. There is a significant likelihood that additional funding will not be available with terms acceptable to the Company, if at all. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to complete the development and testing of its products and services or, if completed, that it will be able to generate significant sales of its products or services.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

                EXHIBIT
                NUMBER
                ------

                  11      Computation of Earnings Per Share
                  27      Financial Data Schedule (Electronic filing only)

      (b)  Reports on Form 8-K

     During the quarterly period ended June 30, 1997, the Company filed two reports on Form 8-K dated June 23, 1997, in which under "Item 5. Other Events" the Company reported that on June 5, 1997 the Company and Clearwater Fund IV, LLC ("Clearwater") entered into a letter agreement amending the Series C Convertible Preferred Stock Purchase Agreement dated January 31, 1997. Under such amendment, Clearwater agreed not to sell the Common Stock issued upon conversion of the Preferred Stock prior to June 5, 1998. Also, the Company reported a lawsuit against the Company filed by Cogent Systems, Inc. ("Cogent") dated on or about June 4, 1997. The form 8-K also reported the withdrawal on June 16, 1997 by Cogent of its complaint. The Company is currently in discussions with Cogent to address areas of concern and obtain a mutually beneficial resolution.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE NATIONAL REGISTRY INC.

DATE:   AUGUST 14, 1997                     BY: /s/ DAVID E. BROGAN
                                                --------------------------
                                                David E. Brogan
                                                Treasurer and Controller
                                               (duly authorized officer and
                                                principal financial officer)

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
-------                                                               ----
  11        Computation of Earnings Per Share
  27        Financial Data Schedule (Electronic Filing Only)