Form 10-K/A
period 1996-12-31
NATIONAL REGISTRY INC
filed 1997-11-10
CIK 847555

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                         COMMISSION FILE NUMBER 0-20270

                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                            95-4346070
          -------------------------------           -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization            Identification No.)

    2502 ROCKY POINT DRIVE, SUITE 100, TAMPA, FLORIDA         33607
    -------------------------------------------------       ---------
       (Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code:    (813) 636-0099
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.01 per share.

     Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on November 5, 1997, was $24,811,427. There were 36,089,349 shares of Common Stock outstanding as of November 5, 1997.

     Total Number of pages: 12


================================================================================

     The undersigned registrant (the "Registrant") hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Report") as follows:

                                    PART II

     The Registrant hereby deletes the information set forth under item 6 of the Report and replaces such item in its entirety as set forth below.


     The Registrant hereby deletes the information set forth under Item 8, Balance Sheets, Statements of Operations and Statements of Stockholders' Equity (Deficit), and replaces such Balance Sheets, Statements of Operations and Statements of Stockholders' Equity (Deficit) in their entirety as set forth below.

                                    PART IV

     The Registrant hereby deletes the information set forth under Item 14, Exhibits 11 and 27, and replaces such exhibits in their entirety as set forth below.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA).

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
SUMMARY STATEMENT OF OPERATIONS DATA     1996        1995        1994        1993        1992
                                       --------    --------    --------    --------    --------
Revenue .........................      $  2,305    $    401        --          --          --
Net loss ........................      $ (7,340)   $ (5,070)   $ (7,006)   $ (6,050)   $ (6,728)
Preferred Stock dividend ........      $  1,412        --          --          --          --
Net loss attributable to common
  stockholders ..................      ($ 8,752)   $ (5,070)   $ (7,006)   $ (6,050)   $ (6,728)
Net loss per common share .......      $  (0.31)   $  (0.22)   $  (0.37)   $   (.33)   $  (0.45)
Weighted average number of common
  shares ........................        28,077      23,238      19,093      18,489      15,021


                                                       AT ENDED DECEMBER 31,
                                       --------------------------------------------------------
SUMMARY BALANCE SHEET DATA               1996        1995        1994        1993        1992
                                       --------    --------    --------    --------    --------

Total assets ....................      $  2,832    $  1,600    $  1,701    $  6,632    $  6,738
Total liabilities ...............         1,348         510         273         186         397
Stockholders' equity ............         1,484       1,090       1,428       6,446       6,341

------------
(1) On February 6, 1997, the Company completed an equity financing of Series C Preferred Stock which raised $7.0 million before commissions and expenses (estimated at approximately $495,000 in the aggregate). See "Item 1. Business--Recent Developments."

                          THE NATIONAL REGISTRY, INC.

                                 BALANCE SHEETS


                                                             DECEMBER 31,
                                                       ------------------------
                                                         1996             1995
                                                       -------          -------
                                                            (IN THOUSANDS)
ASSETS

Current assets:

  Cash and cash equivalents ..................         $   914          $   178

  Receivables:

    Trade ....................................             362             --

    Other ....................................              98               22

    Note--related party ......................            --                 60
                                                       -------          -------

                                                           460               82
                                                       -------          -------

    Inventory ................................            --                143

    Prepaid expenses .........................             199              182

    Deferred charges .........................               6              159

    Other ....................................              23               11
                                                       -------          -------

      Total current assets ...................           1,602              755

  Equipment:

    Computer equipment .......................           2,568            1,848

    Office equipment and other ...............             381              215
                                                       -------          -------

                                                         2,949            2,063
                                                       -------          -------

Less accumulated depreciation ................          (1,824)          (1,323)
                                                       -------          -------

  Investment .................................             105              105
                                                       -------          -------

    Total assets .............................         $ 2,832          $ 1,600
                                                       =======          =======

                          THE NATIONAL REGISTRY, INC.

                                                              DECEMBER 31,
                                                         ----------------------
                                                            1996         1995
                                                         ----------    --------
                                                             (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ..............................     $    368      $    220

     Accrued compensation ..........................          346            13

     Other accrued expenses ........................          367           226

     Accrued legal and professional fees ...........          267            51
                                                         --------      --------

       Total current liabilities ...................        1,348           510

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value:
    Authorized--75,000,000 shares
    Issued and outstanding--34,401,005 and
      24,244,253 shares in 1996 and 1995 ...........          344           242

  Preferred stock, $.01 par value convertible:
    Authorized--1,000,000 shares
    Issued and outstanding--100,000 shares
      in 1996 and 1995 (liquidation preference
      of $100 per share) ...........................            1             1

  Capital in excess of par value ...................       35,713        26,475

  Accumulated deficit ..............................      (34,431)      (25,376)

  Unamortized deferred compensation ................         (143)         (252)
                                                         --------      --------
      Total stockholders' equity ...................        1,484         1,090
                                                         --------      --------

      Total liabilities and stockholders' equity ...     $  2,832      $  1,600
                                                         ========      ========

                          THE NATIONAL REGISTRY, INC.

                            STATEMENTS OF OPERATIONS


                                        YEAR ENDED DECEMBER 31,
                                    --------------------------------
                                       1996       1995        1994
                                    --------    --------    --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue .........................   $  2,305    $    401    $   --

Cost of revenue .................      1,292         274        --
                                    --------    --------    --------

     Gross profit (loss) ........      1,013        (127)       --

Operating expenses:

  Selling and marketing ........       3,445       1,622       1,431

  Product development ...........      2,388       2,056       3,114

General and administrative ......      2,697       1,601       2,564
                                    --------    --------    --------

     Total operating expenses ...      8,530       5,279       7,109

Other income:

Interest income .................        177          82         103

Net loss ........................     (7,340)     (5,070)     (7,006)

Preferred Stock dividend ........      1,412        --          --

Net loss attributable to common
  stockholders ..................   $ (8,752)   $ (5,070)   $ (7,006)
                                    ========    ========    ========

Net loss per common share .......   $  (0.31)   $  (0.22)   $  (0.37)
                                    ========    ========    ========

Weighted average number of shares
  outstanding ...................     28,077      23,238      19,093
                                    ========    ========    ========

                          THE NATIONAL REGISTRY, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                              COMMON STOCK      PREFERRED STOCK     CAPITAL                 UNAMORTIZED
                           ------------------  -----------------  IN EXCESS  ACCUMULATED      DEFERRED
                            SHARES    AMOUNT    SHARES   AMOUNT     OF PAR     DEFICIT      COMPENSATION    TOTAL
                           --------  --------  -------- --------  ---------  -----------    ------------   -------
BALANCE AT
  DECEMBER 31, 1993.....    18,624     186       100        1       20,729     (13,300)        (1,170)      6,446

  Issuance of common
    stock, net of
    offering costs, on
    August 5, 1994 at
    $2.00/share.........       377       4        --       --          747          --             --         751

  Cancellation of
    compensatory stock
    options.............        --      --        --       --         (784)         --            370        (414)

  Stock gifted by
    principal
    stockholder.........        --      --        --       --          195          --             --         195

  Expense related to
    stock option plans..        --      --        --       --           --          --            563         563

  Issuance of common
    stock upon exercise
    of stock options at
    $2.25/share.........         8      --        --       --           16          --             --          16

  Issuance of common
    stock upon exercise
    of stock options at
    $.01/share..........       450       4        --       --           --          --             --           4

  Issuance of common
    stock upon exercise
    of warrants at
    $.50/share..........       150       2        --       --           73          --             --          75

  Issuance of common
    stock as
    compensation........        --      --        --       --          183          --             --         183

  Issuance of common
    stock upon exercise
    of stock options at
    $.00/share..........       155       2        --       --          613          --             --         615

  Net loss..............        --      --        --       --           --      (7,006)            --      (7,006)
                            ------     ---       ---       --       ------     -------         ------      ------
BALANCE AT
  DECEMBER 31, 1994.....    19,763     198       100        1       21,772     (20,306)          (237)      1,428



                          THE NATIONAL REGISTRY, INC.

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)-(CONTINUED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       COMMON STOCK          PREFERRED STOCK       CAPITAL                   UNAMORTIZED
                                     -----------------       ----------------     IN EXCESS    ACCUMULATED     DEFERRED
                                     SHARES     AMOUNT       SHARES    AMOUNT      OF PAR        DEFICIT     COMPENSATION    TOTAL
                                     ------     ------       ------    ------     ---------    -----------   ------------    -----

BALANCE AT DECEMBER 31, 1994 ..       19,763      198          100         1       21,772       (20,306)         (237)       1,428

  Issuance of common stock at
     no cost ..................          150        1         --           1           (1)         --            --           --

  Issuance of common stock,
     net of offering costs, at
     $1.00 per share ..........        4,000       40         --        --          3,928          --            --          3,968


  Cancellation of
     Compensatory stock
     options ..................         --       --           --        --           (125)          106           (19)        --

  Granting of compensatory
     stock options ............         --       --           --        --            372          --            (372)        --

  Repricing of compensatory
     stock options ............         --       --           --        --             74          --             (74)        --

  Expense related to stock
     option plans .............         --       --           --        --           --            --             325          325

  Issuance of common stock
     upon exercise of stock
     options at $1.50 per share          306        3         --        --            455          --            --            458

  Issuance of common stock
     upon exercise of stock
     options at $.01 per share            25     --           --        --           --            --            --            --

  Net loss ....................         --       --           --        --           --          (5,070)         --          (5,070)
                                     =======  =======      =======   =======      =======       =======       =======       =======
BALANCE AT DECEMBER 31, 1995 ..       24,244      242          100         1       26,475       (25,376)         (252)       1,090



                          THE NATIONAL REGISTRY, INC.
           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                COMMON STOCK   PREFERRED STOCK   CAPITAL                  UNAMORTIZED
                                ------------   ---------------  IN EXCESS  ACCUMULATED      DEFERRED
                               SHARES AMOUNT   SHARES   AMOUNT   OF PAR      DEFICIT      COMPENSATION   TOTAL
                               ------ ------   ------   ------  ---------  -----------    ------------   -----

BALANCE AT DECEMBER 31, 1995...24,244  $242     100       $1     $26,475    $(25,376)         $252      $1,090
 Issuance of Series B
  preferred stock,
  net of offering costs,
  at $10,000 per share.........    --    --       1       --       7,280          --            --       7,280
 Dividend on Series B
  preferred stock at 8%........    --    --      --       --         303        (303)           --          --
 Preferred stock deemed
  dividend.....................    --    --      --       --       1,412      (1,412)
 Conversion of Series B
  preferred stock to common
  stock at various exchange
  rates........................ 9,927   100      (1)      --        (100)         --            --         --
 Expense related to stock
  option plans.................    --    --      --       --          --          --           109        109
 Issuance of common stock
  upon exercise of $1.50
  per share....................   230     2      --       --         343          --            --        345
 Net loss......................    --    --      --       --          --       7,340)                  (7,340)
                                -----  ----     ---     ----     -------      ------         -----     ------
BALANCE AT DECEMBER 31, 1996...34,401  $344     100       $1     $35,713    $(34,431)        $(143)    $1,484

                                   SIGNATURE


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE NATIONAL REGISTRY INC.
                                                          (REGISTRANT)


Date: November 7, 1997                            By: /s/ JOHN L. GUSTAFSON
                                                     -------------------------
                                                      John L. Gustafson
                                                      President, Chief Executive
                                                      Officer and Director



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


Date: November 7, 1997                            By: /s/ JOHN L. GUSTAFSON
                                                      -------------------------
                                                      John L. Gustafson
                                                      President, Chief Executive
                                                      Officer and Director

Date: November 7, 1997                            By: /s/ DAVID E. BROGAN
                                                      -------------------------
                                                      David E. Brogan
                                                      Secretary, Treasurer
                                                      and Controller

Date: November 7, 1997                            By: /s/ J. ANTHONY FORSTMANN
                                                      -------------------------
                                                      J. Anthony Forstmann
                                                      Chairman of the Board

Date: November 7, 1997                            By: /s/ FRANK M. DEVINE
                                                      -------------------------
                                                      Frank M. Devine
                                                      Director

Date: November 7, 1997                            By: /s/
                                                  -----------------------------
                                                      Donald C. Klosterman

Date: November 7, 1997                            By: /s/ DON M. LYLE
                                                  -----------------------------
                                                      Don M. Lyle

Date: November 7, 1997                            By: /s/
                                                  -----------------------------
                                                      Jed B. Trosper

Date: November 7, 1997                            By: /s/
                                                  -----------------------------
                                                      Francis R. Santangelo