Form 10-Q
period 1997-09-30
NATIONAL REGISTRY INC
filed 1997-11-10
CIK 847555

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      There were 36,089,349 shares of outstanding Common Stock of the registrant as of October 31, 1997.

Total number of pages: 19                        Exhibit Index begins on Page 18

===============================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                             CONDENSED BALANCE SHEET
                                 (In Thousands)

                                                        SEPTEMBER 30,    DECEMBER 31,
ASSETS                                                      1997             1996
                                                         (UNAUDITED)      (AUDITED)
                                                        ------------     -----------

CURRENT ASSETS
  Cash and cash equivalents                               $  1,205       $    914
  Receivables                                                  658            460
  Prepaid expenses                                             256            199
  Deferred charges                                               9              6
  Inventory                                                    355           --
  Other current assets                                          24             23
                                                          --------       --------
    Total current assets                                  $  2,507       $  1,602

Equipment
  Computer equipment                                         2,983          2,568
  Office equipment and other                                   428            381
                                                          --------       --------
                                                             3,411          2,949
  less accumulated depreciation                             (2,244)        (1,824)
                                                          --------       --------
                                                             1,167          1,125
                                                          --------       --------
Investment                                                     105            105
Other assets                                                    27           --
                                                          ========       ========
TOTAL ASSETS                                              $  3,806       $  2,832
                                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    668       $    368
  Accrued compensation                                         182            346
  Other accrued expenses                                       255            634
                                                          --------       --------
    Total current liabilities                                1,105          1,348
                                                          --------       --------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 75,000,000 shares
    Issued and outstanding -
     34,401,005 and  36,018,597 as of September 30,
     1997 and December 31, 1996, respectively                  360            344
  Preferred stock, $.01 par value convertible
    Authorized - 1,000,000 shares
    Issued and outstanding
     Series A - Liquidation preference $100 per
      share, 100,000 shares issued and outstanding
      as of September 30, 1997 and December 31, 1996             1              1
     Series C - Liquidation preference $20 per
      share, 296,250 shares issued and outstanding
      as of September 30, 1997 and 0 shares issued
      and outstanding as of December 31, 1996,
      respectively                                               3           --

  Capital in excess of par value                            42,746         35,713
  Accumulated deficit                                      (40,310)       (34,431)
  Unamortized deferred compensation                            (99)          (143)
                                                          --------       --------
                                                             2,701          1,484
                                                          --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  3,806       $  2,832
                                                          ========       ========

                             SEE ACCOMPANYING NOTES.



                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      1997              1996            1997             1996
                                 ------------        -----------    -----------        ------------

Net sales                           $    516         $    384         $  1,184         $  1,827
Cost of sales                            234              270              415            1,100
                                    --------         --------         --------         --------
  Gross profit                           282              114              769              727
                                    --------         --------         --------         --------

Operating expenses:

  Selling and marketing                  650              636            1,938            1,908
  Royalty fee                            127              125              395              375
  Product development                    556              709            2,104            1,694
  General and administrative             749              575            2,037            1,897
                                    --------         --------         --------         --------
Total operating expenses               2,082            2,045            6,474            5,874

Other income                              25               41              157              162
                                    --------         --------         --------         --------
Net loss                              (1,775)          (1,890)          (5,548)          (4,985)
                                    --------         --------         --------         --------
Preferred stock dividend                 980             --              1,470         $  1,412

Net loss attributable to            ========         ========         ========         ========
  common stockholders               $ (2,755)        $ (1,890)        $ (7,018)        $ (6,397)
                                    ========         ========         ========         ========

Loss per common share               $  (0.08)        $  (0.07)        $  (0.20)        $  (0.25)

Weighted average number of
  common shares                       35,152           28,436           34,767           26,014


                             SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997            1996
                                                ------------      ------------
Cash used in operating activities:

  Net loss                                          $(5,548)       $(4,985)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Compensation applicable to stock
       option grants                                     45            119
     Depreciation                                       420            359
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                             (198)          (532)
       Prepaid expenses                                 (57)            79
       Deferred charges                                  (3)           125
       Inventory                                       (355)           143
       Other assets                                     (28)            12
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities        (243)           283
                                                    -------        -------
  Net cash used in operating activities              (5,967)        (4,397)
                                                    -------        -------
Cash used in investing activities:
       Purchase of equipment                           (462)          (727)
                                                    -------        -------
  Net cash used in investing activities                (462)          (727)
                                                    -------        -------
Cash provided by financing activities:
       Issuance of common stock for services            323             --
       Issuance of common stock                          --            244
       Issuance of preferred stock                    6,397          7,134
                                                    -------        -------
  Net cash provided by financing activities           6,720          7,378
                                                    -------        -------
Net increase in cash and cash equivalents               291          2,254

Cash and cash equivalents at beginning of period        914            178
                                                    =======        =======
Cash and cash equivalents at end of period          $ 1,205        $ 2,432
                                                    =======        =======


                             SEE ACCOMPANYING NOTES

===============================================================================
                           THE NATIONAL REGISTRY INC.
===============================================================================
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED


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

      The Company's condensed interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission (the "SEC") on March 27, 1997, as amended in Amendment No. 1 to Form 10-K/A as filed with the SEC on April 30, 1997.

      Certain amounts in the 1996 financial statements have been reclassified to conform with 1997 presentation.

2. NET LOSS PER COMMON SHARE

      For the three and nine month periods ended September 30, 1997 and 1996 the loss per common share was computed by dividing the net loss attributable to the common shareholders by the weighted average number of shares outstanding during the periods. Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series C Preferred Stock and the exercise of stock options and warrants were not included in this calculation due to their anti-dilutive effect.

                           THE NATIONAL REGISTRY INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

3. STOCKHOLDERS' EQUITY


      On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $603,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of $106,000 and $273,000, respectively, for the three and nine month periods ended September 30, 1997.

      All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or (ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During the three month and nine month periods ended September 30, 1997, 52,500 and 53,750 shares of Series C Preferred Stock were converted into 1,228,108 and 1,247,857 shares of Common Stock, respectively. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. As part of the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

      In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Of such warrants, warrants to purchase up to 70,000 shares are exerciseable through February 4, 2000, with the remaining warrants being exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

      On March 17, 1997, the Company filed a registration statement with the SEC to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. On May 23, 1997 the registration statement was declared effective by the SEC.

                           THE NATIONAL REGISTRY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALSYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. Such risks and uncertainties include, but are not limited to, the Company's limited operating history and substantial accumulated net loss, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, the NASDAQ SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the NASDAQ SmallCap Markets, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock and the market price volatility of the Common Stock. See the relevant discussions elsewhere herein, and in the Company's registration statement on Form S-3 (Registration No.333-23467) declared effective on May 23, 1997 by the SEC, and the Company's periodic reports and other documents filed with the SEC for further discussions of these and other risks and uncertainties applicable to the Company and its business.

RECENT DEVELOPMENTS

      In September of 1997, the Company began the implementation of a cost reduction program designed to reduce operating expenses of the Company. As part of such program, the Company consolidated certain salaried positions and is in the process of terminating leases of certain corporate facilities. Additionally, the Company has determined to make no substantial capital expenditures during the remainder of 1997. The Company believes that implementation of these changes should enable it to materially reduce its operating costs. While the Company does not believe it to be the case, it is possible that the implementation of the cost reduction program may have a negative impact on sales. The Company plans to continually review its operations in an attempt to locate additional ways to further reduce costs as necessary.

      On September 8, 1997 W. Lee Shevel resigned from the Board of Directors of the Company. On September 8, 1997, the Board of Directors of the Company elected Francis R. Santangelo as a director of the Company to fill such vacancy.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

      During the three month period ended September 30, 1997, the Company entered into the contracts and agreements discussed below. There can be no assurance that any of the programs or contracts discussed below will be commercially successful, if successful that sales will result from such programs or contracts, or that any future sales will be commercially profitable for the Company.

                   The Health Information Network Connection (THINC) entered into an agreement with the Company to provide finger imaging technology for the NYU Medical Center and three of its affiliates. Initial deliveries are expected to occur in the fourth quarter.


      Scott & White Hospital, Clinic and Health Plan in Temple, Texas has entered into an agreement with the Company to provide finger imaging technology for securing patient records. This agreement includes the Company's recently announced product, Secure Authentication Facility for Unicenter(R) TNG(TM). Initial shipments were made in September and additional shipments are expected in the fourth quarter.


      Unisys Federal Systems Division entered into an agreement with the Company to provide finger imaging technology as part of the NASA Scientific and Engineering Workstation Procurement contract (the "SEWP II contract"). Since the Company is now an approved vendor on the SEWP II contract, its products can be purchased by federal agencies using a toll free phone number or over the World Wide Web.

      IMNET entered into an agreement with the Company that will enable IMNET to integrate the Company's technology into IMNET's Electronic Patient Record System (EPRS), making IMNET a value-added reseller of the Company's products.

                           THE NATIONAL REGISTRY INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

A. RESULTS OF OPERATING ACTIVITIES


      For the three and nine month periods ended September 30, 1997, the Company incurred net losses of $1,775,000 and $5,548,000, respectively, resulting in losses per common share of $(0.08) and $(0.20), respectively after preferred stock dividends. This compares to net losses of $1,890,000 and $6,397,000 for the three and nine month periods ended September 30, 1996, respectively, or $(0.07) and $(0.25) per common share, respectively after preferred stock dividends. The decrease of $115,000 in net loss for the three month period ended September 30, 1997 was due primarily to an increase in gross profit of $168,000 that was partially offset by an increase in operating expenses of $37,000 and a decrease in other income of $16,000. The increase in gross profit for the three month period was primarily due to the increase in revenue and an increase in the gross margin percentage compared to the same period in 1996. Approximately $164,000 and $465,000, respectively, of the net losses in the three and nine month periods ended September 30, 1997, and $174,000 and $478,000, respectively, of the net losses in the three and nine month periods ended September 30, 1996, were attributable to non-cash items, including depreciation and compensation related to certain stock options.


REVENUE AND GROSS PROFIT


      For the three and nine month periods ended September 30, 1997, the Company reported operating revenues of $516,000 and $1,184,000, respectively. This compares to operating revenues of $384,000 and $1,827,000, respectively, for the three and nine month periods ended September 30, 1996, or an increase of $132,000 and a decrease of $643,000 for such periods, respectively. The increase for the three month period was primarily due to increased sales of NRIdentity(TM) software and hardware products, while the decrease for the nine month period was primarily due to start-up revenue of $860,000 related to the Connecticut State project that was recognized in the first quarter of 1996. Revenues for the three month period ended September 30, 1997 reflect increases of approximately $234,000 and $130,000 compared to the first and second quarters of 1997, respectively. Revenues for the three month period ended September 30, 1997 consisted primarily of sales of NRIdentity(TM) software and scanners to various commercial users (approximately $390,000) and ongoing revenues from contracts with the States of New Jersey and Connecticut (approximately $126,000). The Company's ongoing contracts with these agencies are expected to generate approximately $114,000 in revenue in the fourth quarter of 1997 and the first and second quarters of 1998, respectively. The New Jersey contract will expire in June 1998 and the Connecticut contract will expire in December 1998 unless such contracts are renewed.


      The Company's gross margin percentages before operating expenses for the three and nine month periods ended September 30, 1997 were 55% and 65%, respectively, compared to 30% and 40%, respectively, for the same periods in 1996. The increases from 1996 to 1997 were primarily due to a shift from the sale of services during 1996 to the sale of software and hardware during 1997.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

OPERATING EXPENSES

      Total operating expenses for the three and nine month periods ended September 30, 1997 increased over the same periods in 1996 by $37,000 and $600,000, respectively. This represents changes of 2% and 10%, respectively. The following table provides a breakdown of the changes in operating expenses for the three month and nine month periods ended September 30, 1997 as compared to the same periods in 1996:

                             THREE MONTHS ENDED         NINE MONTHS ENDED
                             SEPTEMBER 30, 1997        SEPTEMBER 30, 1997
                           (IN THOUSANDS, EXCEPT %)  (IN THOUSANDS, EXCEPT %)

                             $ Change   % Change       $ Change  % Change
                             ---------  ---------      ---------  ---------
Selling and marketing         $  14          2%          $  30         2%
Royalty fee                       2          2              20         5
Product development            (153)       (22)            410        24
General and administrative      174         30             140         7
                              =====      =====           =====     =====
                              $  37          2%          $ 600        10%
                              =====      =====           =====     =====


SELLING AND MARKETING


      Selling and marketing expenses increased $14,000 and $30,000, or 2% and 2%, for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The increases were primarily due to increases in advertising, public relations, employee expense and travel. These increases were substantially offset by a reduction in professional fees. The Company believes that certain aspects of its cost reduction plan began in September 1997 should result in lower selling and marketing expenses during the near future.


      The Company has attempted to market its biometric finger image identification technology for a wide range of potential uses including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring on-line fraud, enhancing security in the healthcare industries and deterring fraud in government social services programs. The Company currently has value-added reseller agreements in place with 20 companies. Approximately 120 organizations have purchased personal authentication scanners and NRIdentity software products. While the Company has received favorable responses from a limited number of commercial customers there can be no assurance that the Company will be able to secure additional contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any of such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to the newness of the technology and the extended period of time potential customers require for the testing, evaluating and piloting of applications.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


PRODUCT DEVELOPMENT


      Product development expenses for the three and nine month periods ended September 30, 1997, decreased $153,000 and increased $410,000 or (22%) and 24%, respectively, compared to the same periods in 1996. The decrease during the third quarter of 1997 was primarily due to reductions in employee expenses, travel and professional consulting services as compared to the same period in 1996. Increases for the nine month period were primarily due to increases in employee expenses, travel, rent and depreciation during the first two quarters of 1997 as compared to those same periods during 1996. These increases were partially offset by a decrease in professional consulting services.

      The Company's hardware product strategy has been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into digital form. NRIdentity(TM) scanners are manufactured by Key Tronic Corporation ("Key Tronic") under a developmental joint venture agreement dated December 14, 1995. Under this agreement, the Company licensed certain optical and electronic technology to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology. Though there is no assurance, the Company believes that the continued development and marketing of NRIdentity(TM) Personal Authentication Scanner devices will give the Company a competitive advantage in selling its finger-imaging identification software and systems.

      The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those same kits to develop and market a series of packaged applications that provide finger image authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include finger image processing on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server. The kits operate on Windows 95(TM) and Windows NT(TM) personal computers and on Windows NT(TM), Sun Solaris(TM), DEC Alpha(TM), IBM AIX(TM) and HP Unix(TM) servers. Client/server packaged applications developed to date and currently being marketed are the NRIdentity Screen Saver for Windows 95(TM), the Secure Authentication Facility for Windows NT(TM) and the Secure Authentication Facility for Unicenter(R) TNG(TM) single sign-on module for Windows NT(TM). The Company is in the process of developing additional products within the Secure Authentication Facility product line for internet applications.

      There is no assurance that the Company will successfully develop additional scanner technology or software products, or that the Company, its licensee, Key Tronic, or any other person or entity will successfully market keyboards or other peripheral devices incorporating the Company's technology. Even if the Company develops additional scanner technology or software products, there can be no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

GENERAL AND ADMINISTRATIVE


      For the three and nine month periods ended September 30, 1997, general and administrative expenses increased $174,000 and $140,000, or 30% and 7%, respectively, compared to the same periods in 1996. The increase for the three month period was primarily due to an increase of approximately $130,000 in legal fees and increases in insurance, rent, depreciation and expenses related to the shareholders' meeting. These increases were partially offset by decreases in employee and travel expenses during the nine month period. The Company believes that certain aspects of the cost reduction plan began in September 1997 should result in lower general and administrative expenses during the near future.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

B. LIQUIDITY AND CAPITAL RESOURCES


      Cash and working capital as of September 30, 1997 was $1,205,000 and $1,402,000, respectively, compared to $914,000 and $254,000, respectively, as of December 31, 1996. Cash and working capital as of September 30, 1996 was $2,432,000 and $2,389,000, respectively. Cash as of October 31, 1997 was approximately $1,150,000.


      The increase in the Company's cash and working capital as of September 30, 1997 compared to December 31, 1996, relates primarily to the Series C Preferred Stock Private Placement, which generated net proceeds of approximately $6,397,000. This was offset, in part, by net losses and certain capital expenditures made during the nine month period ended September 30, 1997.

      In an effort to reduce the monthly net cash expenditure rate, the Company began implementing a plan to reduce operating expenses in September of 1997. This plan includes closing certain corporate facilities outside its Tampa headquarters and reducing the number of employees. Additionally, the Company has determined to make no substantial capital expenditures during the remainder of 1997.


      On February 6, 1997, the Company completed an equity financing pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $603,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of $106,000 and $273,000, respectively, for the three and nine month periods ended September 30, 1997.

      All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or (ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During the three month and nine month periods ended September 30, 1997, 52,500 and 53,750 shares of Series C Preferred Stock were converted into 1,228,108 and 1,247,857 shares of Common Stock, respectively. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price at the time of the redemption or under certain other circumstances. As part of the Series C Preferred Stock Private Placement, the Company also issued, to such accredited investment funds, warrants to purchase up to 400,000 shares of common stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

      In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Of such warrants, warrants to purchase up to 70,000 shares are exerciseable through February 4, 2000 with the remaining warrants being exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

      On March 17, 1997, the Company filed a registration statement with the SEC to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. On May 23, 1997 the registration statement was declared effective by the SEC.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


      On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into that certain Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRX for working capital purposes. Through October 31, 1997, the Company and BCBSNJ have each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. As of October 31, 1997, BIOMETRX has not commenced operations. There is no assurance that BIOMETRX will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services, or products.

      Management believes that the adequacy of its cash resources will be dependent on its ability to generate additional revenue and to obtain additional working capital prior to the end of 1997. There can be no assurance that the Company will achieve significant sales of its products or services during the remainder of 1997 or obtain additional working capital. The Company expended net cash at a rate of approximately $6.1 million during the nine months ended September 30, 1997. The quarterly net cash expenditure rates were $2.3 million, $2.3 million and $1.5 million for the first, second and third quarters of 1997 respectively. During October 1997, the Company expended net cash at a rate of approximately $475,000 including capital expenditures. This amount was offset by a prepayment of approximately $200,000 received from the State of New Jersey for services the Company is scheduled to provide through June 1998 under an existing contract and collection of two large accounts receivable balances (approximately $220,000). While the Company does not believe it to be the case, it is possible that the implementation of the cost reduction program may have a negative impact on sales. During the fourth quarter of 1997, the Company is committed to a $250,000 payment related to its licensing agreement with Cogent.

      The Company believes that its existing working capital, together with anticipated cash flows from sales, the implementation of the Company's operating expense reduction plan and the reduction of capital expenditures will be sufficient to meet its expected working capital needs through the remainder of 1997. However, absent a significant increase in sales, which itself would likely require a significant increase in working capital, the Company will require significant additional funds by the early part of 1998 to continue its operations. The Company is reviewing the options available to it to obtain additional financing. These options include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is likely that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. However, there is a significant likelihood that additional funding or strategic relationships will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there can be no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


      On February 13, 1997, International Interest Group ("IIG") filed a complaint against the Company in Los Angeles Superior Court. The complaint asserts claims for breach of contract, quantum meruit, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages of an unspecified amount. The damages are alleged to be in excess of $1,000,000. IIG asserts the claims in connection with a letter agreement pursuant to which it allegedly agreed to assist the Company in locating candidates which would participate with the Company in developing commercial applications for the Company's technology and/or provide assistance to develop such technology or to provide financing. IIG asserts, among other things, that it located such a candidate and that it is due certain compensation in accordance with the letter agreement. On March 17, 1997, the Company filed a Motion for Stay or Dismissal of the Suit and a Motion to Compel Arbitration. These Motions were denied by the Los Angeles Superior Court. Trial has been set for January 14, 1998.

On May 12, 1997, IIG filed a First Amended Complaint that added Key Tronic Corporation as a defendant. Key Tronic has notified the Company that it has not yet been served with the Suit. On September 24, 1997, the Company filed a First Amended Cross-Complaint against IIG. The causes of action alleged in the First Amended Cross-Complaint include fraud, negligent misrepresentation, interference with business interests, libel and breach of the implied covenant of good faith and fair dealing. The First Amended Cross-Complaint seeks declaratory relief and demands damages in an amount to be proved at trial. The Company believes it has meritorious defenses to the asserted claims and intends to vigorously defend itself.

ITEM 2. CHANGES IN SECURITIES

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

                           THE NATIONAL REGISTRY INC.
                     PART II - OTHER INFORMATION (CONTINUED)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on July 25, 1997 (the "Annual Meeting") the stockholders of the Company approved the following proposals:


      PROPOSAL 1.  ELECTION OF DIRECTORS

      The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:


NAME                              VOTES FOR      VOTES AGAINST       VOTES WITHHELD       BROKER NON-VOTES
----                              ---------      -------------       --------------       ----------------

J. Anthony Forstmann             24,468,504            0                4,107,632                 0

John L. Gustafson                24,468,504            0                4,107,632                 0

W. Lee Shevel                    24,468,004            0                4,108,132                 0

Frank M. Devine                  24,468,404            0                4,107,732                 0

Donald C. Klosterman             24,468,404            0                4,107,732                 0

Don M. Lyle                      24,467,904            0                4,108,232                 0

Jed B. Trosper                   24,468,404            0                4,107,732                 0



PROPOSAL 2.  AMENDMENT TO 1992 STOCK INCENTIVE PLAN


      The proposed amendment to the Company's 1992 Stock Incentive Plan to increase from 3,700,000 to 4,700,000 the number of shares of Common Stock authorized for issuance thereunder was approved with 23,238,558 for the proposal, 5,111,855 against the proposal, 225,723 votes abstaining and 0 broker non-votes.


PROPOSAL 3.  APPOINTMENT OF INDEPENDENT AUDITORS


      The appointment by the Board of Directors of the Company of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 was ratified with 28,497,950 for the proposal, 53,300 against the proposal, 74,886 votes abstaining and 0 broker non-votes.

                           THE NATIONAL REGISTRY INC.
                     PART II - OTHER INFORMATION (CONTINUED)


ITEM 5. OTHER INFORMATION


      On September 8, 1997 W. Lee Shevel resigned from the Board of Directors of the Company. On September 8, 1997, the Board of Directors of the Company elected Francis R. Santangelo as a director of the Company to fill such vacancy.

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

                                          THE NATIONAL REGISTRY INC.

DATE: NOVEMBER 7, 1997                    BY: /s/  DAVID E. BROGAN
                                               --------------------------
                                                   David E. Brogan
                                               Treasurer and Controller
                                               (duly authorized Officer and
                                               principal financial officer)

                                  EXHIBIT INDEX

EXHIBIT 11 - Computation of Earnings per Share

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)