Form 10-K
period 1997-12-31
NATIONAL REGISTRY INC
filed 1998-04-10
CIK 847555

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM____________TO___________

                          COMMISSION FILE NUMBER 0-2027

                           THE NATIONAL REGISTRY INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                              95-4346070
     -------------------------------                 ------------------
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

        2502 ROCKY POINT DRIVE, SUITE 100
                  TAMPA, FLORIDA                        33607
     ---------------------------------------           --------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           ZIP CODE

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 636-0099

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                    --------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on March 31, 1998, was $24,327,578. There were 38,924,124 shares of Common Stock outstanding as of March 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

     The National Registry Inc., a Delaware corporation organized on October 23, 1991 ("NRI" or the "Company"), designs, develops, markets and supports enterprise-level multi-biometric software solutions that can be used to secure access to computer-based information systems. NRI's products incorporate biometric identification technology which technology identifies individuals seeking access to valuable information and transactions by electronically sensing one or more physical characteristics, such as a fingerprint, facial shape or voice print, creating a unique biometric identifier record from the captured characteristic, and matching that identifier against a previously stored identifier record or population of identifier records. Each NRI solution is designed to work with a number of biometric software algorithms and hardware devices, thereby affording end-users maximum flexibility in implementing a complete authentication solution. The Company has designed its software products to (i) conform to multi-biometric standards, (ii) provide ease of use, (iii) support multiple computer platforms and off-the-shelf hardware, (iv) deliver high levels of performance and scalability and a higher level of security than the Company believes is currently available from password or token based identity authentication solutions that can be easily forgotten, lost, or transferred from person to person, and (v) reduce the operational costs of maintaining and supporting identity authentication for enterprise information systems and applications accessed by geographically dispersed and mobile users.

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

     The process of identity authentication typically requires an individual to present for comparison one or more of the following factors: (i) something known, such as a password, personal identification numbers ("PIN"), or mother's maiden name, (ii) something carried, such as a token, card, or key, or (iii) something physical, such as a face, voice, or other biological characteristic. Comparison of biological characteristics, also known as biometric identification, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, advances in computer processing, sensing technologies and image and signal processing software algorithms have increased the speed and reduced the cost of implementing biometric identification. The Company believes that individuals and organizations will increasingly use this method of identity authentication to enhance the security of information systems, secure business-to-business and business-to-consumer transactions, and enable the growth of electronic commerce and other electronic services.

     The Company believes that the proprietary technology, products and systems licensed to it and/or developed by it, if successfully exploited, may provide it with certain advantages over certain other commercially available technologies. See "-- Licensed Technology" and "-- Competition." In addition to the finger imaging identification technology currently licensed to it, the Company is seeking the right to use other biometric technologies, such as facial recognition and voice, for use in conjunction with the Company's family of software products, although there is no assurance that such rights will be available on satisfactory terms. Any acquisition of such rights may be subject to the Company obtaining additional financing, which may not be available to the Company on satisfactory terms.

     During the latter portion of 1996, the Company transitioned out of the developmental stage which stage had been characterized by the development of products by the Company and by the testing and installation of custom applications for state and local government welfare administration. These installations showcased the use of finger imaging identification technology in an operational end user environment and established reference sites as a means to attract application developers and other value added resellers to the Company's technology. During 1997 the Company began selling its NRIdentity software and hardware products to commercial end-users in the healthcare and financial services industry and signed agreements with distributors and value added resellers who service these vertical markets. The Company's objective was to utilize these operational government and commercial end-user installations to develop a network of reseller organizations possessing the expertise, infrastructure, and staffing needed to market, sell and support end-users directly. This indirect sales and support strategy is expected to allow the Company to more efficiently utilize its technical and marketing resources by leveraging the expertise, infrastructure, and existing end-user relationships of its product resellers. Although this strategy has been implemented successfully by a number of software companies, there is no assurance that this strategy, or any of the Company's current products or agreements with resellers, will result in the realization of significant revenues by the Company.

     For the fiscal year ended December 31, 1997, the Company had $1,585,000 in operating revenues, a $1,570,000 order backlog and an operating loss of $7,424,000. As of December 31, 1997, the Company has an accumulated deficit of $43,675,000. The ability of the Company to achieve profitability and continue as an operating enterprise depends largely on the Company's ability (i) to design, sell, and support its identification software products and services, (ii) to hire and retain key employees as the business expands and (iii) obtain capital to fund operations and growth. There is no assurance that the Company will be able to accomplish any of the foregoing, or to expand its business.

RECENT DEVELOPMENTS

     SALE OF SEAT LICENSES--On March 5, 1998 the Company entered into an agreement with XL Vision, Inc. ("XL Vision"), a Safeguard Scientific Inc., company, to sell a limited number of seat licenses for various NRI products for an aggregate price of $1.5 million. The Company also entered into a co-marketing agreement with Who? Vision, Inc. ("Who? Vision"), a subsidiary of XL Vision, to jointly market NRIdentity products. Who? Vision recently announced the signing of a four year contract with MAG Technology Co., LTD for the manufacture of 34 million fingerprint sensors.

     DEVELOPMENT OF MULTI-BIOMETRIC CAPABLE SOFTWARE PRODUCTS--On March 31, 1998 the Company announced the availability of its suite of multi-biometric software products. These products include both packaged software solutions and software developer's kits, all based on a proposed multi-biometric industry standard known as the Human Authentication Application Programmers' Interface ("HA-API"). The HA-API standard was developed by NRI, under the sponsorship of an agency of the U.S. Department of Defense. NRI applications utilizing the HA-API standard can interface with a variety of biometric software algorithms and hardware offered by companies that also utilize the HA-API standard.

     ESTABLISHING MASTER RESELLERS IN VERTICAL MARKETS--On March 27, 1998, the Company signed a letter of intent with an organization interested in becoming a master reseller of the Company's products for the healthcare market. Subject to the completion of a definitive agreement, due diligence by both companies, and certain third-party consents, the proposed master reseller would purchase seat licenses and various other NRI products and services for an aggregate price of approximately $2.9 million in 1998. The Company would also receive a small ownership interest in the master reseller. Under the terms of the agreement, the Company would transfer its healthcare end-user and reseller contracts to the master reseller. There is no assurance that such transaction will be completed or, if completed, upon what terms the transaction would be completed. Additionally, the Company has had preliminary discussions with several organizations regarding other possible vertical marketing relationships.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain of the matters discussed in this annual report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. For a discussion of certain risks associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--FACTORS THAT MAY AFFECT FUTURE RESULTS included in this annual report.

MARKET OVERVIEW

     Individuals and organizations are becoming increasingly concerned about the security of information maintained on personal computers, the Internet, and enterprise-wide systems. A number of technologies and strategies have been developed to address the growing concern for secure information, including without limitation, secure identification cards or tokens, digital certificates, new encryption methods, firewalls and single sign-on applications. However, each of these new technologies and strategies are dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication of the individual seeking access.

     As an increasing number of organizations provide their employees with access to their enterprise network and the Internet from their desktops, home offices, and mobile computing terminals, an opportunity is emerging for companies providing internal information systems and enterprise applications to utilize biometric identification technology to secure confidential company "GroupWare" and team computing environments within departments and across geographically dispersed locations and to identify individuals involved in financial or other transactions requiring positive identification. Since network expansion exponentially increases the number of endpoints that may provide access or be accessed, the Company believes the need and demand for positive personal identification and authentication in the enterprise network environment is also increasing.

BIOMETRIC IDENTIFICATION

     A variety of methods are in use today to authenticate an individual's identity for access privileges. Typically, these methods require an individual to present for comparison one or more of the following factors: (i) something known, such as a password, PIN, or mother's maiden name; (ii) something carried, such as a token, card, or key; or (iii) something physical, such as a fingerprint, face, voice, or other biological characteristic. Comparison of biological characteristics, also known as biometric identification, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in computer processing and new sensing technologies have improved the speed and costs of implementing biometric identification. The Company believes that as costs continue to decrease, individuals and organizations will increasingly use this method of identity authentication to enhance the security of information systems, secure business-to-business and business-to-consumer transactions, and enable the growth of electronic commerce and other electronic services because of its level of reliability and accuracy.

     The Company believes that of the various biological characteristics available today for use in biometric identification, finger imaging identification technology has the highest level of proven accuracy for both one-to-one matching (one-to-one matching answers the question "is this person who they claim to be") and one-to-many matching (one-to-many matching answers the question "is this person someone who already is contained in the database"). When implemented in an operating system or application, these two matching functions are able to address the full spectrum of identification requirements found in the information technology marketplace including: (i) the prevention of identity theft (assuming another person's identity), (ii) the detection of individuals using multiple identities (aliases), (iii) the authentication of electronic forms through means other than a printed signature, and (iv) coordination of account relationships within a system (linking an individual to all of their accounts).

PRODUCTS

     CURRENT PRODUCTS--The objective of the NRIdentity products is to provide the commercial marketplace with complete, end-to-end solutions for positive personal identification and authentication employing multi-biometric identification technology. The NRIdentity product line currently consists of the following:

     NRIDENTITY PACKAGED APPLICATIONS, such as Secure Authentication Facility for Microsoft WINDOWS/registered trademark/ NT ("SAF NT"), Secure Authentication facility for Microsoft Internet Information Server/registered trademark/ ("SAF IIS"), and Secure Authentication Facility for Computer Associates Unicenter/registered trademark/ TNG ("SAF TNG"), provide "out-of-box" multi-biometric personal identification and authentication. Combined with scanners and other hardware sensors, packaged applications allow an end user to easily and inexpensively add biometric identification technology to their workstation and network server without such user performing any application development or requiring any special technical expertise. The NRIdentity Packaged Applications have been redesigned to be compliant with the HA-API specification thereby making it possible for the Company or its customers to quickly enhance NRI's software applications with other biometric technologies that are also HA-API compliant.

     NRIDENTITY SOLUTION SETS are a collection of tools for developers which provide, via standard software "building blocks" (i.e. DLLs, Active X Controls, etc.), the necessary components to integrate biometric identification technology into a customized user application. These software components are written in industry standard C and C++ programming languages using an object-oriented methodology and are implemented in an open architecture client/server model to allow developers freedom to select the development tool and database of their choice.

     NRIDENTITY SCANNERS are a selection of finger image capture devices that the Company believes have the size, ease-of-use and price required by the commercial marketplace. These hardware components employ standard open system interfaces and are modular so they can be configured to varying user environments. Although the Company commenced sales of NRIdentity scanners in the first quarter of 1997, there is no assurance that the scanners will be accepted commercially or that the Company will be able to manufacture (or cause to be manufactured), market or sell significant quantities of scanners to generate substantial revenues for the Company.

     PRODUCT GOALS--The Company believes it has designed its NRIdentity line of products to meet the needs of the commercial marketplace by designing such products in an attempt to provide the following features and functionality:

     MULTI-BIOMETRIC STANDARD COMPATIBILITY. The Company's software products have been redesigned to be compliant with the HA-API specification developed by the Company under a contract with an agency of the U.S. Department of Defense and currently published as a proposed industry standard multi-biometric application programmers' interface ("API"). The implementation of the HA-API specification, as an element of the Company's software, permits the logical segregation of the higher level application functionality from the underlying biometric technology. This open standards based approach provides a facility for future rapid integration of a wide range of emerging biometric hardware and software technologies into the Company's software products and gives the Company's customers a choice of biometric sensors and software algorithms that address their specific information security requirements, thereby enhancing the value of the Company's Packaged Application and Solution Set software products in the market.

     EASE-OF-USE. The Company's packaged applications provide identity authentication for workstation access, network access, workstation "unlocking" via secured screen savers, and access control to protected Internet or intranet Web pages. The Company's software solution sets provide simple library function calls or user prompts to capture, evaluate, process, and match biometric characteristics.

     MULTI-PLATFORM SUPPORT. The Company's software is designed to operate on most popular computer platforms, including Microsoft WINDOWS/registered trademark/ 95, and NT, and numerous versions of the UNIX/registered trademark/ operating system.

     OFF-THE-SHELF HARDWARE. The Company's software supports numerous commercial off-the-shelf frame grabbers and finger image scanner peripherals, including products manufactured by Key Tronic Corporation ("Key Tronic"), Veridicom Inc., Cross Check Corporation, Who? Vision, Identix Inc., and Identicator Technology. The Company's software supports numerous commercial off-the-shelf microphones and video camera peripherals that enable speaker verification and facial recognition biometric technologies to function including those manufactured by Connectix, Videolabs Inc., and Labtec Inc.

     HIGH PERFORMANCE AND SCALABILITY. The Company's products are designed for the rapid capture and processing of biometric information. Matching can be performed on a one-to-one basis or against populations of hundreds of thousands of biometric identifier records in a database depending on the specific biometric technology utilized.

     HIGH LEVEL OF SECURITY. The Company's products are designed to provide a higher level of security than the Company believes is currently available from passwords or token based identity authentication solutions that can be easily forgotten, lost or transferred from person to person.

     REDUCED OPERATIONAL COSTS. The Company's products are designed to reduce the operational costs of maintaining and supporting identity authentication for enterprise information systems and applications accessed by geographically dispersed and mobile users.

MARKETING AND DISTRIBUTION

     The Company uses a variety of indirect sales and marketing techniques in an attempt to stimulate demand for its products and services. The Company markets its products into vertical markets (i.e. healthcare, government and banking) primarily through value added resellers ("VARs"), independent software vendors ("ISVs"), integrators, and strategic alliance partners. The Company markets its products into horizontal network security markets primarily through distributors, value added distributors ("VADs"), resellers, original equipment manufacturers ("OEMs") and strategic alliance partners. The marketing goals of these efforts are to identify potential buyers of the Company's products, create awareness of the Company's product offerings, and generate leads for follow-on sales. The Company's goal is to achieve significant order volume by rapidly disseminating its products through multiple indirect distribution channels worldwide. The Company's indirect distribution efforts consist of a small sales force that support the Company's channel partners by geographic region and vertical markets. The Company has designed its distribution strategy to address what it believes are the particular requirements of its target customers. However, there is no assurance that such an objective or material levels of sales will be achieved. The Company's direct distribution efforts are limited to a home page on the Internet and indirect sales force coverage of selected end-user accounts where suitable channel partners have not yet been identified. There is no assurance that the Company will be able to successfully market or distribute, directly or indirectly, its products. The following is an outline of some of the marketing techniques and distribution strategies being utilized by the Company:

     COMPUTER VENDORS/OEMS--The Company is working directly or jointly with strategic partners, including Key Tronic and Who? Vision, to provide the Company's software product line to the identified target markets through major computer and peripheral vendors. The Company believes that certain of its strategic partners already have established relationships with several of these target organizations

     VARS, ISVS, RESELLERS, DISTRIBUTORS AND SYSTEM INTEGRATORS--The Company has begun a program to utilize indirect sales channels such as VARs, ISVs, distributors, system integrators and other resellers and expects to increasingly utilize such resellers to leverage the market expertise and direct and indirect sales forces of those companies. In some cases the Company has granted exclusive distribution rights which are limited by territory and in duration. Consequently, the Company may be adversely affected should any such reseller fail to adequately penetrate its market segment. The inability to recruit, manage, and retain important VARs, ISVs resellers, distributors and system integrators or their inability to penetrate their respective market segment, could materially adversely affect the Company's business, operating results, condition (financial or otherwise) or prospects.

     INTERNET MARKETING--The Company operates a WEB server home page (http://www.nrid.com) which provides marketing and corporate information, news about the Company, and a variety of product and technical support information. The Company currently intends to expand its Internet operations to include sales and distribution of products directly to end users through its World Wide Web Site.

STRATEGIC RELATIONSHIPS

     As a means to try to accelerate the acceptance of the Company's products and to facilitate the adoption of biometric identification technology in the commercial marketplace, the Company has developed and is continuing to develop strategic relationships with certain leading technology and transaction providers. The Company intends to rapidly disseminate its products and services through multiple indirect distribution channels worldwide. However, there is no assurance that the Company will be able to so market its products and services or that such an objective will be achieved. The following is a list of the types of providers with which Company has either established strategic relationships with or with whom the Company is exploring the possibility of entering into such relationship:

     FINANCIAL SERVICE PROVIDERS--The Company is pursuing relationships with leading banks and transaction processing companies interested in providing enhanced customer service and security in financial services. For example, Unisys Corporation ("Unisys") incorporates NRI's client and server software in its Navigator/trademark/ customer service system for banking.

     INFORMATION SYSTEM PROVIDERS--The Company is pursuing relationships with leading healthcare information system providers, system integration firms and other organizations interested in securing electronic medical records and transactions, improving customer service, and authenticating providers identities in paperless environments. For example, the Company has developed a packaged software application, in conjunction with the Mayo Foundation for Medical Education and Research (Mayo Clinic Jacksonville), which it believes satisfies these objectives in a cost effective manner. The Company also signed agreements with Scott and White Hospital in Temple, Texas and Mayo Clinic in Scottsdale, Arizona for the purchase and installation of Company products. The Company has recently signed a letter of intent with a potential master reseller of the Company's products for the healthcare market. Subject to the completion of a definitive agreement, due diligence by both companies, and certain third party consents, the proposed master reseller would commit to an initial purchase of seat licenses and various other NRI products and services for an aggregate price of approximately $2.9 million in 1998. The Company would also receive a small ownership interest in the master reseller. Under the terms of the agreement, the Company would transfer its healthcare end-user and reseller contracts to the master reseller. There is no assurance that such transaction will be completed or, if completed, upon what terms the transaction would be completed. Additionally, the Company has had preliminary discussions with several organizations regarding other possible vertical marketing relationships.

     TECHNOLOGY PROVIDERS--The Company has entered into and intends to further pursue selected hardware and software technology licenses and partnerships to improve the NRIdentity product line and ensure compatibility with other complementary, leading technologies and tools. For example, the Company's software products incorporate algorithms developed by Cogent Systems, Inc. ("Cogent"), one of the world's leading providers of Automated Finger Image Systems ("AFIS") for law enforcement and a supplier of AFIS technology to the British Home Office and U.S. Immigration and Naturalization Service and Veridicom, Inc., a biometric technology venture company that was recently formed from Lucent Technologies.

     XL VISION, INC. AND WHO? VISION, INC.--On March 5, 1998 the Company entered into an agreement with XL Vision to sell a limited number of seat licenses for various NRI products for an aggregate price of $1.5 million. The Company also entered into a co-marketing agreement with Who? Vision to jointly market NRIdentity and Who? Vision products.

     UNISYS CORPORATION--On January 31, 1996, the Company announced a joint marketing agreement with Unisys to offer integrated information solutions that incorporate NRI finger imaging identification technology to entities involved in the financial services businessess. Under the terms of the agreement, Unisys will offer NRIdentity Solution Sets as part of its software applications for financial institutions. Unisys supplies computers, software, and other information technology to banks, credit unions and financial institutions in the United States and internationally. To date the largest sale through Unisys was to Western Bank in Puerto Rico. This installation began in the fourth quarter of 1997 and is expected to be completed in the second quarter of 1998.

     KEY TRONIC CORPORATION--On December 14, 1995, the Company entered into a developmental joint venture agreement with Key Tronic, a manufacturer of computer keyboards, pursuant to which the Company licensed certain technology and know-how relating to its finger imaging scanners to Key Tronic for the development, manufacture and marketing of computer keyboards and other computer attached desktop peripheral devices incorporating such technology. The Company's production scanners became commercially available during the early 1997. There is no assurance that the Company's products will be accepted commercially, or that Key Tronic will be able to market, or sell significant quantities of keyboards or peripheral scanners incorporating the Company's finger imaging identification technology to generate substantial revenues for the Company.

     BLUE CROSS AND BLUE SHIELD OF NEW JERSEY--On May 24, 1994, the Company, Blue Cross and Blue Shield of New Jersey, Inc. ("BCBSNJ"), and a wholly owned subsidiary of BCBSNJ entered into a Stockholders Agreement (the "Stockholders Agreement") pursuant to which the parties agreed to form a corporation jointly-owned by the Company and such BCBSNJ subsidiary, BIOMETRx Inc. ("BIOMETRx"), for the purpose of marketing certain finger imaging identification software (the "Licensed Technology") to certain markets, including the healthcare industry nationwide and to certain government agencies in New Jersey. The Company and BCBSNJ each agreed to loan up to $300,000 to BIOMETRx for working capital purposes. Through March 31, 1998, the Company and BCBSNJ have each loaned $60,000 to BIOMETRx to fund preliminary organizational and development activities. As of March 31, 1998, BIOMETRx has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands.

     The Company plans to expand its business development and marketing organization as revenues increase. However, there is no assurance that revenues will increase, that such internal expansion will be successfully completed, that the cost of such expansion will not exceed revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against its current or potential competitors. The Company's inability to effectively manage its internal expansion could have a materiel adverse effect on the Company's business, operating results, condition (financial or otherwise) or prospects. There is no assurance that the Company's existing or future strategic relationships or marketing and distribution strategy will lead to, or accelerate the acceptance of the Company's products or facilitate the adoption of finger imaging identification technology in the commercial marketplace, or that the Company will be able to pursue or develop further relationships with other providers of technology or transactions.

LICENSED TECHNOLOGY

     COGENT SYSTEMS LICENSE AGREEMENT--In April 1992, the Company was granted a seven and one-half year world-wide (i) exclusive license to all commercial applications of Cogent finger imaging identification technology and (ii) a non-exclusive license for most governmental applications (including control of welfare fraud), subject to certain rights of earlier termination. Cogent excluded the law enforcement market from the Company's license and may market and develop finger imaging identification systems for all governmental applications, including, among others, control of welfare fraud and law enforcement. In consideration of the license, the Company has agreed to pay royalties generally based on the Company's revenues from the licensed technology, subject to minimum semi-annual payments of $250,000. In addition, Cogent also has agreed during the term of the license to provide technical assistance to the Company in its utilization, enhancement and development of the Cogent finger imaging identification technology.

     On March 10, 1994, the Company entered into a ten year extension, continuing until October 1, 2009, of the term of the license agreement, provided that the Company makes a $10 million cash payment (the "Extension Payment") to Cogent on or prior to October 1, 1999, in addition to ongoing licensing fees. In the event the Company does not make the Extension Payment on or prior to October 1, 1999, the license agreement will expire on October 1, 1999. There is no assurance that the Company will be able to make the Extension Payment. Regardless of whether the Extension Payment is made, pursuant to the License Agreement, certain exclusive rights with respect to commercial markets became nonexclusive after April 1, 1997. As of such date, the Company believes that it has the right of first refusal on any commercial utilization of the Cogent technology and that it retains exclusive rights in the following commercial markets and possibly others:



MARKET                                                   SIC CODE GROUP
-----------------------------------------------------   ---------------
  Commercial Bank; Credit Unions ....................         60
  Health Services ...................................         80
  Business Consulting ...............................         87
  Computer & Data Processing Services ...............         73
  Computer & Office Equipment Manufacturing .........         35
  Insurance Carrier .................................         63

     In the event it is determined that the Company in fact did not enter into any of the above commercial markets (including any segment thereof) as required under the terms of the agreement, the Company stands to lose its exclusivity in those markets.

     VERIDICOM LICENSE AGREEMENT--On December 8, 1997 the Company was granted a perpetual world-wide non-exclusive license to Veridicom's finger imaging based software algorithm. In consideration of such license, the Company has agreed to pay royalties generally based on the Company's revenues from the licensed technology, subject to a minimum royalty amount of $250,000 during 1998 and $500,000 during 1999. However, the Company has the option of canceling the agreement in June 1998 with a payment of $75,000.

     WHO? VISION LICENSE AGREEMENT--On March 5, 1998 the Company entered into an agreement with Who? Vision which grants NRI a license to Who? Vision's finger imaging software algorithms without an annual minimum royalty requirement and allows NRI to re-sell Who? Vision hardware products world-wide.

     RESELLER LICENSE AGREEMENTS--The Company has entered into certain technology reseller license agreements with suppliers of HA-API compliant biometric software algorithms and hardware that can be utilized with the Company's software products. As of April 3, 1998, the Company had reseller agreements with Key Tronic, Keyware Technologies, ITT Industries, Inc., and Visionics Corporation.

     LICENSED TECHNOLOGY FUNCTIONALITY--Biometric identification software algorithms and hardware products typically perform biometric data capture/processing, matching and search functions. Most of these algorithms represent a software solution that runs on generally available computer hardware including mainframes, servers, workstations and a growing list of storage devices including smartcards, optical cards and bar-code cards. The licensed finger image identification algorithms provided by Cogent are representative of a one-to-one and one-to-many finger imaging based biometric algorithms that perform the following functions:

     IMAGE PRE-PROCESSING--Enhances fingerprint images by clearly differentiating ridges and valleys and locating and extracting ridge endings and bifurcations (each such ridge ending and bifurcation is called a "point of interest" or "minutia"). This process accepts gray scale image inputs of finger images, either from live-scan cameras or flatbed scanners which scan inked images on paper, and uses "fuzzy mathematics" to clearly assign pixels to either ridge lines or valleys. The output of the process results in an enhanced finger image, consisting of the ridge lines of the finger that can be evaluated by the extraction and encoding process.

     EXTRACTION AND ENCODING--Locates and identifies the core of a finger image and surrounding minutiae. The automated finger imaging identification technology licensed by the Company evaluates the image and encodes a pattern description of the core and relative positions of the surrounding minutiae. This process evaluates the quality of the encoded finger image and creates a standard finger image minutiae record ("Finger Image Minutiae Record") output that can be stored in a database and compared by the pattern matching process ("Pattern Matching Process") or searched by the search process ("Search Process").

     PATTERN MATCHING--Provides a Pattern Matching Process which will score the similarity of the Finger Image Minutiae Records, providing highly reliable finger image identification.

     SEARCH--Provides a fast database pattern matching process that compares the Finger Image Minutiae Record of a specific person against the database containing the stored Finger Image Minutiae Records of all enrollees. The Search Process determines whether there exists any similar Finger Image Minutiae Record in the database and if so, uses the Pattern Matching algorithm on each to determine the best identity of the specific person.

     These essentially stand-alone processes can be integrated with a variety of computer hardware environments and re-deployed in many different ways to satisfy the biometric identification requirements of a wide range of potential products and services. The Company refines its use of the Licensed Technology on a continuing basis and explores and evaluates other biometric technologies, including other finger imaging identification technologies, with a view towards licensing any such other advanced biometric technologies it deems appropriate and beneficial, although there is no assurance that such rights will be available on satisfactory terms.

COMPETITION

     Although the Company believes that the licensed technology is among the most advanced available, to the Company's knowledge, the following companies also have developed software products that utilize finger imaging identification technology and are active in the United States: Digital Biometrics Inc., Sony Corporation, Digital Persona, Inc., Mytec, Inc., SAC, American Biometric Company, Identix Inc., Identicator Technologies, Inc., and Printrak International Inc. as well as companies utilizing other biometric technologies which may compete with the licensed technology including eye retina blood vessel patterns, hand geometry, speech recognition, facial recognition and signature analysis. The Company believes that finger imaging identification technology is the most accurate and expects the cost of hardware associated with finger imaging to decrease substantially during the next year. However, the Company also recognizes that other biometric technologies may complement finger imaging and may be more appropriate in certain environments or conditions or for certain individuals. Therefore, it is currently the Company's strategy to offer its customers the option of utilizing other biometric technologies, singly or in combination with finger imaging under the framework of the Company's software products in recognition that other biometric technologies may complement finger imaging, under the framework of the Company's software products.

     In addition, the Company will face competition from non-biometric technologies such as traditional key, card and surveillance systems in the facilities access control market. In applications such as controlled access to computers, automated teller machines and electronic funds transfers, the Company will face competition from technologies relying on personal identification numbers. In competing with these non-biometric products, the Company believes the most important competitive issue will be the trade-off between the additional security and fraud prevention capabilities provided by positive personal identification versus the cost of installation. There is no assurance the Company will be able to compete effectively with competitors that may introduce lower cost biometric and non-biometric hardware and software technologies. Because most of the Company's rights to applications of the licensed technology are not exclusive, the Company expects to experience competition from other products and services incorporating the licensed technology.

PATENTS AND TRADEMARKS

     The Company has no rights, other than pursuant to its license of rights, to any patents or other intellectual property to any biometric software algorithms and believes the competitive nature of its industry makes any patents and patent applications of its licensors important to the Company. Cogent, for example, has had certain patent applications rejected and there is no assurance that any patents will be issued to Cogent, or any of the Company's other licensors, or that any issued patents, or any patents applied for, will prove enforceable, or that the Company will derive any competitive advantage therefrom.

     The Company has two patents in connection with the ergonomic design and optical system used in its Microreader optical reader system, both of which include allowed claims. While the Company believes having such patents should give the Company a competitive advantage, there is no assurance that a competitive advantage will exist because of such patents. In the event the Company is unable to enforce or protect such patents, as to which there can be no assurance, it could lose certain competitive advantages, if any, it may have in connection with the scanner line.

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

EMPLOYEES

     As of March 31, 1998, the Company had 33 full-time employees compared to 44 as of March 27, 1997. The reduction in staffing was implemented during the third and fourth quarter of 1997 to reduce the Company's overhead as it transitioned from a direct sales model for integration services for governmental applications to an indirect sales model for packaged software products for commercial applications. It is anticipated that additional employees will be required to develop, market, and support the Company's products if revenue growth is to be achieved during 1998. However, there is no assurance that such additional employees can be hired, or that if hired, the Company will be able to achieve such revenue growth. From time to time the Company has also hired additional consultants for specific assignments, and intends to continue this practice in the future. None of its employees are represented by a labor union. Management believes that the future success of the Company will depend in part on its ability to retain its existing technical and other personnel and to attract and retain other qualified employees. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company leases its current principal executive offices and research and development facilities which consist of approximately 7,500 square feet located at 2502 Rocky Point Drive, Tampa, Florida 33607.

     The Company also leases office space for its sales and marketing and technical personnel in Seattle, Washington, Reston, Virginia and Trenton, New Jersey.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is currently the defendant in a lawsuit filed by IIG on February 13, 1997. IIG has asserted multiple claims which include breach of contract, quantum meruit, unjust enrichment, breach of the implied convenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages. On April 3, 1998, the Company reached a preliminary settlement of such lawsuit. This settlement includes a $300,000 cash payment by the Company, the issuance to IIG of 250,000 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), and the granting to IIG of an option to purchase 150,000 shares of Common Stock at an exercise price of $0.625, the closing bid price of the Common Stock on the Nasdaq SmallCap Market on April 3, 1998. While the Company believes the settlement will be consummated, there is no assurance that such settlement will be consummated or what will be the terms of such settlement, if any. The court has set a trial date for July 1998 in the event the settlement does not occur.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is presently a limited public trading market for the Common Stock. The Common Stock has been listed on the Nasdaq SmallCap Market since April 27, 1993 (NASDAQ: NRID). On February 27, 1998, the Company received notice from the Nasdaq that the Company was not in compliance with the minimum bid price maintenance requirement. The notice stated that if the Company was not in compliance as of May 28, 1998, the Common Stock would be subject to delisting from the SmallCap Market. The Company has called a meeting of its stockholders for May 12, 1998, at which time the stockholders will be asked to approve, among other things, a reverse stock split of the Common Stock in order to place the Company in compliance with the minimum bid price maintenance requirement.

     The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported on the SmallCap Market for each full quarterly period from January 1, 1996 through December 31, 1997 and for the period January 1, 1998 through March 31, 1998. Such quotations represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                    COMMON STOCK BID
                                                         PRICE
                                                   ------------------
                                                     HIGH       LOW
                                                   --------   -------
1996
First quarter ..................................   231/32     121/32
Second Quarter .................................   211/32     11/2
Third Quarter ..................................   113/16      5/8
Fourth Quarter .................................   31/4       11/16

1997
First Quarter ..................................   13/16      13/8
Second Quarter .................................   127/32     17/32
Third Quarter ..................................   115/32      7/8
Fourth Quarter .................................    5/16       1/4

1998
First Quarter (through March 31, 1998) .........    29/32      5/16

     As indicated in the preceding paragraph, there has been only a limited public market for the outstanding Common Stock and the market price for the Common Stock does not necessarily reflect the value of the Company. There is no assurance that a viable public market for such shares will develop in the future or, if one develops, such a public market will continue to exist.

     On March 31, 1998, the closing bid price of the Common Stock as reported on the SmallCap Market was $0.625. As of March 31, 1998 there were approximately 6,530 record holders of Common Stock.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                           1997         1996         1995         1994         1993
                                                       ------------ ------------ ------------ ------------ ------------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
SUMMARY STATEMENT OF OPERATIONS DATA
Revenue ..............................................   $  1,585     $  2,305     $    401           --           --
Net loss .............................................   $ (7,424)    $ (7,340)    $ (5,070)    $ (7,006)    $ (6,050)
Preferred stock deemed dividend ......................   $  1,470     $  1,412           --           --           --
Preferred stock dividend .............................   $    350     $    303           --           --           --
Net loss attributable to common stockholders .........   $ (9,244)    $ (9,055)    $ (5,070)    $ (7,006)    $ (6,050)
Net loss per common share ............................   $  (0.26)    $  (0.32)    $  (0.22)    $  (0.37)    $  (0.33)
Weighted average number of common shares .............     35,247       28,077       23,238       19,093       18,489

SUMMARY BALANCE SHEET DATA
Total assets .........................................   $  2,578     $  2,832     $  1,600     $  1,701     $  6,632
Total liabilities ....................................   $  1,807     $  1,348     $    510     $    273     $    186
Stockholders' equity .................................   $    771     $  1,484     $  1,090     $  1,428     $  6,446

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATING ACTIVITIES

     The Company incurred net operating losses for the fiscal years 1997, 1996 and 1995 of approximately $7.4 million, $7.3 million and $5.1 million, respectively, due primarily to its startup efforts in developing and marketing its finger imaging identification software and processing capability. In the fiscal year ended December 31, 1997, the Company began selling its NRIdentity software and hardware products. These sales and continuing revenues from the states of Connecticut and New Jersey totaled approximately $1.6 million.

     The following discussion presents certain changes in revenue and operating expenses of the Company which have occurred between fiscal years 1997, 1996 and 1995 and should be read in conjunction with the Company's Financial Statements and Summary Financial Data included elsewhere herein.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES AND COST OF REVENUES

     Revenues for the fiscal year ended December 31, 1997 decreased by approximately $720,000 from revenues for the fiscal year ended December 31, 1996 due to the decrease in revenues associated with the welfare fraud control systems for the states of Connecticut and New Jersey. 1996 revenue included revenue from the installation of the welfare fraud control systems in Connecticut and New Jersey, while the only revenue associated with these contracts during 1997 was for on-going maintenance of the systems. The Connecticut installation, where the Company is a subcontractor to a direct service provider, includes a service commitment through 2000. The New Jersey contract, which was extended in January 1997, will expire in June 1998, if not renewed prior to that date.

     Cost of revenues for the fiscal year ended December 31, 1997 decreased by approximately $550,000 compared to cost of revenues for the same period in 1996 primarily as a result of the lack of installation costs related to the Connecticut and New Jersey contracts. Cost of revenues associated with sales of NRIdentity software and hardware include media costs and direct hardware costs. Cost of revenues associated with on-going maintenance contracts and service includes labor and overhead associated with software customization, ongoing technical support and amortization of hardware acquired by the Company on behalf of its customers.

OPERATING EXPENSES

     Operating expenses for the fiscal year ended December 31, 1997 decreased by approximately $76,000 compared to operating expenses for the same period in 1996. The decrease was comprised of a decrease of approximately $565,000 in selling and marketing expenses offset by an increase of approximately $36,000 in product development expenses and an increase of approximately $453,000 in general and administrative expenses.


                                           CHANGES IN OPERATING
                                                 EXPENSES
                                          $(000S)      % CHANGE
                                         ---------   ------------
  Selling and marketing ..............    $ (565)        (16)%
  Product development ................        36           2
  General and administrative .........       453          17
                                          ------         ---
                                          $  (76)           (1)%
                                          ======         =====

SELLING AND MARKETING

     The decrease in selling and marketing expenses is primarily due to a decrease of approximately $684,000 in employee and consulting expenses. This decrease was partially offset by an increase in advertising and other expenses of approximately $128,000. The decrease in employee and consulting expenses is due primarily to the Company's decision to curtail efforts in Canada and eliminate expenditures in areas identified as being outside of the Company's current strategic focus on indirect selling and marketing of commercial software products. As part of such efforts, the Company eliminated a portion of its sales and marketing staff shifting such efforts to certain of the Company's strategic partners.

                                           CHANGES IN CERTAIN
                                                 SELLING
                                                   AND
                                           MARKETING EXPENSES
                                         -----------------------
                                          $(000S)      % CHANGE
                                         ---------   -----------
  Employee and consulting ............    $ (684)        (34)%
  Rent ...............................       (26)           (7)
  Travel .............................       (27)        (60)
  Advertising and promotions .........       119          45
  Other ..............................        53           7
                                          ------         -----
                                          $ (565)        (16)%
                                          ======         =====

     The Company expects that selling and marketing expenses will increase if sales of the Company's products increase.

PRODUCT DEVELOPMENT

     Product development costs remained consistent with the prior year. The Company expects to continue to incur product development costs as it continues to develop additional products and enhance existing products.

GENERAL AND ADMINISTRATIVE

     The increase of approximately $453,000 in general and administrative expenses was primarily due to the proposed settlement cost of approximately $450,000 related to the IIG lawsuit. See ITEM 3. LEGAL PROCEEDINGS. The Company expects general and administrative expenses to decline during 1998 due to the reduction in legal expenses related to the IIG settlement. However, operational general and administrative expenses may increase if sales of the Company's products increase.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES AND COST OF REVENUES

     Revenues for the fiscal year ended December 31, 1996 increased by approximately $1.9 million over revenues for the fiscal year ended December 31, 1995 due to the installation of welfare fraud control systems for the states of Connecticut and New Jersey. Revenues from Suffolk and Nassau counties, each in the state of New York, continued to generate a small amount of revenue as part of long-term service agreements. The Connecticut installation, where the Company is a subcontractor to a direct service provider, includes a service commitment through 2000. The New Jersey contract, which was extended in January 1997, will expire in June 1998, if not renewed prior to that date. The Suffolk and Nassau county contracts ended in late 1996.

     Cost of revenues for the fiscal year ended December 31, 1996 increased by approximately $1.0 million over cost of revenues for the same period in 1995 as a result of the increased costs of the new installations in Connecticut and New Jersey. Cost of revenues includes direct installation costs, software customization costs, ongoing technical support and amortization of hardware acquired by the Company on behalf of its customers.

OPERATING EXPENSES

     Operating expenses for the fiscal year ended December 31, 1996 increased by approximately $3.2 million over operating expenses for the same period in 1995. The increase of approximately $3.2 million was comprised of an increase of approximately $1.8 million in selling and marketing expenses, an increase of approximately $332,000 in product development expenses and an increase of approximately $1.1 million in general and administrative expenses.

                                         CHANGES IN OPERATING
                                               EXPENSES
                                         ---------------------
                                          $(000S)     % CHANGE
                                         ---------   ---------
  Selling and marketing ..............    $1,823        112%
  Product development ................       332         16
  General and administrative .........     1,096         68
                                          ------        ---
                                          $3,251         62%
                                          ======        ===

SELLING AND MARKETING

     The increase in selling and marketing expenses was primarily due to an increase of approximately $1.4 million in employee and consulting expenses and an increase of approximately $322,000 in related travel, due to the Company's increased selling and marketing efforts in an attempt to establish and develop commercial relationships through which it could distribute its products.

                                          CHANGES IN CERTAIN
                                              SELLING AND
                                          MARKETING EXPENSES
                                         ---------------------
                                          $(000S)     % CHANGE
                                         ---------   ---------
  Employee and consulting ............    $1,387       148%
  Rent ...............................        55        198
  Travel .............................       322        139
  Advertising and promotions .........        59        171
                                          ------        ---
                                          $1,823       112%
                                          ======        ===

PRODUCT DEVELOPMENT

     The increase in product development expenses was primarily due to an increase in consulting fees for outside consultants utilized in connection with the Company's development efforts. While the Company has completed the development of certain of its products, it expects to continue to incur product development costs as it continues to develop additional products and to enhance existing products.

GENERAL AND ADMINISTRATIVE

     The increase of approximately $1.1 million in general and administrative expenses was primarily due to a an increase of approximately $300,000 in legal and professional fees, an increase of approximately $111,000 in employee expenses and related travel, an increase of approximately $150,000 in advertising expense, an increase of approximately $64,000 in depreciation expense and other general increases due to the Company's increased level of operations.

     As a result of the increased expenses set forth above, the net loss for the fiscal year ended December 31, 1996 increased by approximately $2.2 million over the net loss for the fiscal year ended December 31, 1995.

YEAR 2000 EXPOSURE

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's business condition, financial or otherwise, results of operations, prospects and cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources, if any, to resolve all significant year 2000 issues in a timely manner.

NEW STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT AN ENTITY'S CAPITAL STRUCTURE (SFAS 129), effective for accounting years ending after December 15, 1997. Its adoption does not have a significant effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. Management has not completed its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's reported earnings.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not completed its review of this statement, but does not anticipate that the adoption of the statement will have a significant effect on the Company's reported segments.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, which changes the requirements for revenue recognition effective for transactions entered into beginning in January 1, 1998. The Company has not assessed what the impact of SOP No. 97-2 will be on its 1998 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash as of March 31, 1998 was approximately $424,000. Cash and working capital (deficit) as of February 28, 1998 were approximately $184,000 and $(960,000), respectively. The decrease from December 31, 1997 was due primarily to net operating expenses. This decrease was partially offset by a $250,000 loan received from XL Vision in February 1998. This loan was related to the XL Vision license agreement and was forgiven on March 5, 1998, the closing date of the transaction. The Company received an additional $1,000,000 during March 1998 and expects to receive $250,000 in April 1998 pursuant to this agreement.

     Cash and working capital (deficit) as of December 31, 1997 were approximately $298,000 and $(386,000), respectively, as compared to approximately $914,000 and $254,000, respectively, as of December 31, 1996. The decreases were primarily the result of net cash used in operating activities of approximately $6.5 million and $610,000 in capital expenditures offset by approximately $6.4 million in net proceeds from the sale of the Company's Series C Preferred Stock in February of 1997. The Company's net cash expenditure rate for the last three months of 1997, before capital expenditures of approximately $148,000, to be approximately, $278,000 per month.

     Capital expenditures for fiscal 1997 were approximately $610,000. These expenditures were primarily for computer hardware and software used in development, sales and marketing of the Company's NRIdentity software and hardware products. The Company currently anticipates spending approximately $100,000 in 1998, primarily on equipment to support continued development of the Company's hardware and software products and equipment to perform benchmark testing of the Company's systems.

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $613,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of approximately $350,000 during 1997.

     All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During 1997, 90,250 shares of Series C Preferred Stock were converted into 3,363,915 shares of Common Stock, including 140,653 shares attributable to accrued dividends. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their stated value plus accrued and unpaid dividends. As part of the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

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

     On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into that certain Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRX for working capital purposes. Through March 31, 1998, the Company and BCBSNJ have each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. As of March 31, 1998, BIOMETRX has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands. There is no assurance that BIOMETRX will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services, or products.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annum, which is cumulative and is payable, at the option of the Company (subject to certain conditions) in cash or shares of Common Stock, quarterly in arrears, but in no event later than the conversion date applicable to such shares of Series C Preferred Stock. During 1997, the Company issued 140,653 shares of Common Stock as dividends related to the Series C Preferred Stock.

     The Company expended net cash at a rate of approximately $6.5 million, not including capital expenditures of approximately $610,000, during 1997. In an effort to reduce the Company's net cash expenditure rate, the Company began implementing a plan to reduce operating expenses in September 1997. This plan included closing certain corporate facilities outside its Tampa headquarters and reducing the number of employees. While the Company does not believe it to be the case, it is possible that the implementation of the cost reduction program may have a negative impact on sales.

     The Company expended net cash at a rate of approximately $182,000 per month during the first two months of 1998. As a means to manage its cash flow, the Company delayed payments to its vendors. If the Company had paid its vendors in a timely manner, the net cash expenditure rate would have been approximately $350,000 for such two month period. As of March 31, 1998, the Company had established a payment schedule with its largest vendor. Cash as of March 31, 1998 was approximately $424,000. Based on the preliminary settlement of the IIG lawsuit, the Company is committed to an immediate cash payment of $300,000. Additionally, the Company is committed during April 1998 to a $250,000 payment related to its licensing agreement with Cogent. Without an immediate infusion of cash the Company will be out of cash by the middle of April 1998. Accordingly, the audit opinion issued in connection with the Company's 1997 financial statements (included in this annual report) contains a going concern qualification. The Company expects to receive a payment of approximately $250,000 from XL Vision on or about April 20, 1998. The Company is currently searching for additional financing solutions that enables it to fulfill its short-term obligations. However, there is no assurance that the Company will be able to secure short-term financing or whether the terms of any such financing will be acceptable to the Company. Even if the Company is able to address its short-term cash needs, the Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds during 1998 to continue its operations. As described earlier, the Company has entered into a letter of intent to sell certain software licenses and various services for approximately $2.9 million to a master reseller. While the Company hopes that the consummation of such transaction, as to which there is no assurance, will address the Company's immediate cash flow requirements, the Company is reviewing the options available to it to obtain additional financing. These options include, but are not limited to, the sale and issurance of stock, the sale and issuance of debt, the sale of certain assets of the Company and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is very possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. However, there is a significant likelihood that additional funding or strategic relationships will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information contained in this annual report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's limited operating history and substantial accumulated net losses, the Company's need for additional funds, technological and market uncertainty, competition, the Company's dependence upon a software licensor, the Company's dependence on patents and other proprietary rights, control of the Company, the possibility of liquidation or bankruptcy of the Company, Nasdaq SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the Nasdaq SmallCap Market if maintenance requirements are not met, shares of the Company's capital stock eligible for future public sale, the limited liquidity of the Common Stock, and the market price volatility of the Common Stock.

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

     From its commencement of business in October 1991, the Company has been principally engaged in organizational, development and marketing activities. Through December 31, 1997, the Company has reported an accumulated net loss of approximately $43,675,000 and has had only limited revenues. The Company has incurred additional losses from December 31, 1997 to date. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

NEED FOR ADDITIONAL FUNDS

     As of February 28, 1998, the Company's cash balance and working capital (deficit) were approximately $184,000 and $(960,000) and its cash balance as of March 31, 1998 was approximately $424,000, respectively. The Company's working capital improved during the month of March due to the receipt of $1 million in cash from the sale of licenses to a customer. Management believes that the adequacy of its cash resources will be dependent on its ability to achieve additional sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its biometric identification products and services. There is no assurance that the Company will be able to complete significant sales of its products or services or obtain such additional capital during 1998. The Company spent net cash at a rate of approximately $278,000 per month (before capital expenditures of approximately $148,000) for the last three months of 1997 and $182,000 per month for the first two months of 1998. As a means to manage its cash flow, the Company delayed payments to its vendors. If the Company had paid its vendors in a timely manner, the net cash expenditure rate would have been approximately $350,000 for such two month period. As of March 31, 1998, the Company had established a payment schedule with its largest vendor. The net cash expenditure rate will increase depending upon operational decisions made by management in its sole discretion. Absent a significant increase in sales, the Company will require additional funds to maintain operations and continue, among other things, development, testing and marketing of its biometric identifications products and services. Based on a preliminary settlement of the IIG lawsuit, the Company is committed to an immediate cash payment of $300,000. Additionally, the Company is committed during April 1998 to a $250,000 payment related to its licensing agreement with Cogent. Without an immediate infusion of cash the Company will be out of cash by the middle of April 1998. The Company expects to receive a payment of approximately $250,000 from XL Vision on or about April 20, 1998. The Company is currently searching for additional financing solutions that enable it to fulfill its short-term obligations. There is a significant likelihood that such additional funds will not be available on terms acceptable to the Company, if at all. It is very possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, or securities convertible into Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The faiure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to complete the developing and testing of its products and services, or, if completed, that it will be able to consummate significant sales of its products or services or, if the Company is able to consummate significant sales, that any such sales would be profitable.

NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS;
POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

     The Board of Governors of the National Association of Securities Dealers, Inc. ("NASD") has established certain standards for the continued listing of a security on the SmallCap Market. The maintenance standards require, among other things, that an issuer have total assets of at least $2 million and market value of public float of at least $1 million and that the minimum bid price for the listed securities be $1.00 per share. A deficiency in either the market value of the public float or the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for thirty consecutive business days. Upon such failure, the issuer shall be notified promptly and shall have a period of ninety calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of 10 consecutive business days during the ninety day compliance period. On February 27, 1998 the Company received notice from the Nasdaq Stock Market, Inc. that the Company's security is not in compliance with such minimum bid price requirement. As a result, the Company has been provided ninety calendar days, which expires May 28, 1998, in order to regain compliance with this standard. If the Common Stock does not regain compliance, by trading at or above the minimum $1 requirement for at least 10 consecutive trade days, the Common Stock could be delisted from the SmallCap Market and quotations would no longer be available on Nasdaq. If the Common Stock were excluded from the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them. The Company has called a meeting of its stockholders for May 12, 1998, at which time the stockholders will be asked to approve, among other things, a reverse stock split of the Common Stock in order to place the Company in compliance with such minimum bid price maintenance requirement.

IIG LAWSUIT

     The Company is currently the defendant in a lawsuit filed by IIG on February 13, 1997. IIG has asserted multiple claims which include breach of contract, quantum meruit, unjust enrichment, breach of implied convenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declatory relief and damages. On April 3, 1998, the Company reached a preliminary settlement of such lawsuit. This settlement includes a $300,000 cash payment by the Company, the issuance to IIG of 250,000 shares of the Common Stock and the granting to IIG of an option to purchase 150,000 shares of Common Stock at an exercise price of $0.625, the closing bid price of the Common Stock on the Nasdaq SmallCap Market on April 3, 1998. While the Company believes the settlement will be consummated, there is no assurance that such settlement will be consummated or what will be the actual terms of such settlement, if any. If the lawsuit is not settled, the Company would be forced to defend itself. While the Company believes it has meritorious defenses to the asserted claims, it cannot predict the outcome or estimate the loss. If the plaintiffs were to be successful in such litigation, such a result could have a material impact on the Company and its business condition (financial or otherwise) or results of operations.

TECHNOLOGICAL AND MARKET UNCERTAINTY

     The development and marketing of the Company's products and services may be impeded by problems relating to the development, production, distribution or marketing of its products and services, which problems may be beyond the financial and technical abilities of the Company to solve. Technology employed in biometric identification is subject to rapid change, and more advanced or alternate technology employed by competitors, currently or in the future, and not available to the Company could give such competitors a significant advantage over the Company. In addition, concerns about unauthorized (including government) access to private information may impede market acceptance of biometric identification systems. Further, there is no assurance that products and services developed by competitors of the Company will not significantly limit the potential market for the Company's products and services or render the Company's products and services obsolete. Finally, there is no assurance that laws, rules or regulations will not be adopted in such a manner as will materially adversely affect the Company.

COMPETITION

     The Company is attempting to enter a highly competitive business which is dominated by more traditional identification techniques (such as cards, keys, passwords and personal information). A number of companies also have automated finger image identification technology and have sold systems incorporating such technology in the United States. In addition, the Company is aware of several other companies which produce or are developing other biometric technologies which may compete with the Cogent technology (or other technologies utilized by the Company). Such technologies include identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with companies which may have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against other parties or technologies.

DEPENDENCE UPON SOFTWARE LICENSORS

     The Company has acquired certain rights to certain biometric identification software (the "Licensed Technology") under agreements with software algorithm suppliers that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Under the terms of the license agreement with Cogent, the Company was granted a worldwide exclusive license, commencing April 1, 1992 and expiring October 1, 1999, to all commercial applications of the Cogent's finger image identification technology and worldwide non-exclusive rights to Cogent's finger image identification technology for governmental applications, other than those relating to law enforcement, with respect to which no rights were granted to the Company. The expiration of such license agreement will be extended until October 1, 2009, provided that the Company makes a $10 million cash payment to Cogent on or prior to October 1, 1999 (the "Extension Payment"), in addition to paying ongoing licensing fees. Although the Company was not in default under such agreement as of the date hereof, there is no assurance that such defaults will not occur in the future or that the Company will make the Extension Payment.

     Regardless of whether the Extension Payment is made, pursuant to the Cogent agreement, certain exclusive rights with respect to commercial markets the Company had not entered into as of April 1, 1997 became nonexclusive as of such date.

     For commercial markets the Company had not entered into as of April 1, 1997, including any segment thereof, described above in BUSINESS--LICENSED TECHNOLOGY as required under the terms of the agreement, the Company stands to lose its exclusivity in those markets and upon the termination of the Agreement (whether as a result of an event of default or expiration of the license period, if the Company does not make the Extension Payment on or prior to October 1,
1999), the Company would lose all of its rights to use Cogent's technology which could substantially impair the Company's ability to continue to offer finger imaging based one to many matching on unlimited population sizes unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there is no assurance.

     Any loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to continue to conduct its business unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there can be no assurance.

CONTROL OF THE COMPANY

     As of March 31, 1998, J. Anthony Forstmann and RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), beneficially own approximately 16.0% and 10.3% of the Common Stock, respectively. Mr. Forstmann and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by the other, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT.

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.

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

(b) Reports on Form 8-K

     During the fourth quarter of 1997, the Company filed no reports on Form
8-K.

(c) Exhibits



 EXHIBIT
   NO.     DESCRIPTION
--------   -------------------------------------------------------------------------------------------------
   3.1     Articles of Incorporation, as amended to date, of the Company(incorporated by reference to
           Exhibit 3.1 of theCompany's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1992).
   3.2     By-Laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1991).
   3.3     Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2,
           1996.
   4.1     Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations
           and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended
           March 31, 1997).
   4.3     Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional,
           and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other
           Distinguishing Characteristics of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3 of the Company's Report on Form 8-K, dated February 6, 1997).
  10.1     Agreement and Plan of Merger dated as of December 24, 1991 between the Company,
           Topsearch and Top Search Merging Corp. (incorporated by reference to the Company's Report on Form 8-K, dated December 24, 1991).
  10.4     License Agreement, dated as of April 1, 1992, by and between Cogent Systems, Inc. and the
           Company (confidential treatment requested) (incorporated by reference to Exhibit 10.1 of the
           Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992).
  10.5     Stock Purchase Agreement, dated as of April 28, 1992, by and between Home Shopping
           Network and the Company (incorporated by reference to Exhibit 10.2 of the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1992).
  10.6     Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1992).
  10.10    Letter of Intent, dated as of March 9, 1995 (incorporated by reference from the Exhibits to the
           Company's Report on Form 8-K, dated March 1, 1995).
  10.11    Stock Purchase Agreement, dated as of March 14, 1995, by and among the Company, RMS
           Limited Partnership ("RMS") and Francis R. Santangelo (incorporated by reference from the
           Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).
  10.12    Stock Option Agreement, dated as of March 14, 1995, by and between the Company and RMS
           (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated
           March 14, 1995).
  10.13    Stock Option Agreement, dated as of March 14, 1995, by and between the Company and
           Francis R. Santangelo (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).
  10.14    Stockholders' Voting Agreement, dated as of March 14, 1995, by and between J. Anthony
           Forstmann and RMS (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 14, 1995).



  EXHIBIT
    NO.      DESCRIPTION
----------   -------------------------------------------------------------------------------------------
    10.17    Convertible Preferred Stock Purchase Agreement, dated as of January 31, 1997, by and among the Company, Clearwater Fund, IV, LLC and JNC Opportunity Fund Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated February 6, 1997).
    10.18    Form of Warrant, dated February 5, 1997 (incorporated by reference to Exhibit 10.2 of the
             Company's Report on Form 8-K, dated February 6, 1997).
      11     Computation of Earnings per Share
      23     Consent of Ernst & Young LLP
      27     Financial Data Schedule

REGISTERED MARKS

     The following registered marks of other companies appear in this annual report: WINDOWS/registered trademark/ 95, WINDOWS/registered trademark/ NT, Unicenter/registered trademark/, and UNIX/registered trademark/. These and any other product brand names are the property of their respective owners.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE NATIONAL REGISTRY INC.
                                     (REGISTRANT)


Date: April 9, 1998


                                     By: /s/ JOHN L. GUSTAFSON
                                        ----------------------
                                        John L. Gustafson
                                        President, Chief Executive Officer and
                                        Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.



             SIGNATURES                                TITLE                       DATE
------------------------------------   ------------------------------------   --------------
/s/ JOHN L. GUSTAFSON                  President, Chief Executive Officer     April 9, 1998
----------------------------           and Director (Principal Executive
John L. Gustafson                      Officer)


/s/ DAVID E. BROGAN                    Chief Financial Officer (Principal     April 9, 1998
----------------------------           Financial Officer
David E. Brogan

/s/ JAMES P. PORTERFIELD III           Controller (Principal Accounting       April 9, 1998
----------------------------           Officer)
James M. Porterfield III

/s/ JEFFREY P. ANTHONY                 Director                               April 9, 1998
---------------------------
Jeffrey P. Anthony

/s/ FRANK M. DEVINE                    Director                               April 9, 1998
---------------------------
Frank M. Devine

/s/ J. ANTHONY FORSTMANN               Director                               April 9, 1998
---------------------------
J. Anthony Forstmann
                                       Director
---------------------------
Donald C. Klosterman
                                       Director
---------------------------
Don M. Lyle

/s/ ROBERT J. ROSENBLATT               Director                               April 9, 1998
---------------------------
Robert J. Rosenblatt

/s/ FRANCIS R. SANTEGELO               Director                               April 9, 1998
---------------------------
Francis R. Santegelo

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                         NUMBER
                                                                        -------

Report of Independent Certified Public Accountants .....................  F-1

Balance Sheets as of December 31, 1997 and December 31, 1996 ...........  F-2

Statements of Operations
  for each of the three years in the period ended December 31, 1997 ....  F-4

Statements of Stockholders' Equity (Deficit)
  for each of the three years in the period ended December 31, 1997 ....  F-5

Statements of Cash Flows
  for each of the three years in the period ended December 31, 1997 ....  F-8

Notes to Financial Statements ..........................................  F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
The National Registry, Inc.

     We have audited the accompanying balance sheets of The National Registry, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The National Registry, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that The National Registry, Inc. will continue as a going concern. As more fully described in Note 9, the Company has incurred operating losses during each of the years since inception, has a working capital deficit of $386,000 at December 31, 1997 and has obtained no additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        Ernst & Young LLP


Tampa, Florida
March 27, 1998, except for Note 10 as to which the date is April 3, 1998

                          THE NATIONAL REGISTRY INC.

                                BALANCE SHEETS


                                                    DECEMBER 31,
                                               -----------------------
                                                   1997        1996
                                               ----------- -----------
                                                   (IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents ...................  $    298    $    914
 Receivables:
  Trade net of allowance for doubtful accounts
     of $30,000 and $0, respectively .........       450         362
  Other ......................................        22          98
                                                --------    --------
                                                     472         460
 Inventory ...................................       362          --
 Prepaid expenses ............................       272         199
 Other .......................................        17          29
                                                --------    --------
Total current assets .........................     1,421       1,602
Equipment:
 Computer equipment ..........................     3,031       2,568
 Office equipment and other ..................       415         381
                                                --------    --------
                                                   3,446       2,949
 Less accumulated depreciation ...............    (2,394)     (1,824)
                                                --------    --------
                                                   1,052       1,125
Investment ...................................       105         105
                                                --------    --------
Total assets .................................  $  2,578    $  2,832
                                                ========    ========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                       1997         1996
                                                                                   ------------ ------------
                                                                                        (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ................................................................  $     677    $     368
 Accrued compensation ............................................................        163          346
 Other accrued expenses ..........................................................        127          367
 Accrued settlement costs ........................................................        450           --
 Accrued legal and professional fees .............................................        216          267
 Deferred revenue ................................................................        174           --
                                                                                    ---------    ---------
Total current liabilities ........................................................      1,807        1,348
Commitments and contingencies

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value:
  Authorized--75,000,000 shares; issued and outstanding--
     38,134,655 and 34,401,005 shares in 1997 and 1996 ...........................        381          344
 Preferred stock, $.01 par value convertible:
  Authorized--1,000,000 shares; issued and outstanding:
   Series A--Liquidation preference $100 per share, 100,000 shares issued and
      outstanding as of December 31, 1997 and December 31, 1996 ..................          1            1
   Series C--Liquidation preference $20 per share, 259,750 and 0 shares issued
      and outstanding as of December 31, 1997 and 1996, respectively .............          3           --
 Capital in excess of par value ..................................................     44,090       35,713
 Accumulated deficit .............................................................    (43,675)     (34,431)
 Unamortized deferred compensation ...............................................        (29)        (143)
                                                                                    ---------    ---------
Total stockholders' equity .......................................................        771        1,484
                                                                                    ---------    ---------
Total liabilities and stockholders' equity .......................................  $   2,578    $   2,832
                                                                                    =========    =========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                           STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Post Contract Services (PCS) revenue ..................     $    535       $     --       $     --
Net product and service revenue .......................        1,050          2,305            401
                                                            --------       --------       --------
 Total revenue ........................................        1,585          2,305            401
Cost of PCS revenue ...................................          356             --             --
Cost of net product and service revenue ...............          388          1,292            274
                                                            --------       --------       --------
 Total cost of revenue ................................          744          1,292            274
Gross profit (loss) ...................................          841          1,013            127
Operating expenses:
 Selling and marketing ................................        2,880          3,445          1,622
 Product development ..................................        2,424          2,388          2,056
 General and administrative ...........................        3,150          2,697          1,601
                                                            --------       --------       --------
Total operating expenses ..............................        8,454          8,530          5,279
Other income:
 Interest income ......................................          148            177             82
 Other income .........................................           41             --             --
                                                            --------       --------       --------
Net loss ..............................................     $ (7,424)      $ (7,340)      $ (5,070)
Preferred stock deemed dividend .......................        1,470          1,412             --
Preferred stock dividend ..............................          350            303             --
                                                            --------       --------       --------
Net loss attributable to common stockholder ...........     $ (9,244)      $ (9,055)      $ (5,070)
                                                            ========       ========       ========
Net loss per common share, basic and diluted ..........     $  (0.26)      $  (0.32)      $  (0.22)
                                                            ========       ========       ========
Weighted average number of shares outstanding .........       35,247         28,077         23,238
                                                            ========       ========       ========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                     COMMON STOCK     PREFERRED STOCK
                                                   ----------------- -----------------
                                                    SHARES   AMOUNT   SHARES   AMOUNT
                                                   -------- -------- -------- --------
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1994 .....................  19,763    $198      100      $ 1
 Issuance of common stock at no cost .............     150       1       --       --
 Issuance of common stock, net of offering
   costs, at $1.00 per share .....................   4,000      40       --       --
 Cancellation of compensatory
   stock options .................................      --      --       --       --
 Granting of compensatory stock options ..........      --      --       --       --
 Repricing of compensatory stock options .........      --      --       --       --
 Expense related to stock option plans ...........      --      --       --       --
 Issuance of common stock upon exercise of
   stock options at $1.50 per share ..............     306       3       --       --
 Issuance of common stock upon exercise of
   stock options at $.01 per share ...............      25      --       --       --
 Net loss ........................................      --      --       --       --
                                                    ------    ----      ---      ---
Balance at December 31, 1995 .....................  24,244     242      100        1
                                                    ======    ====      ===      ===


                                                      CAPITAL                   UNAMORTIZED
                                                     IN EXCESS    ACCUMULATED     DEFERRED
                                                       OF PAR       DEFICIT     COMPENSATION    TOTAL
                                                   ------------- ------------- ------------- -----------
                                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1994 .....................    $21,772      $ (20,306)     $ (237)     $   1,428
 Issuance of common stock at no cost .............          (1)           --          --             --
 Issuance of common stock, net of offering
   costs, at $1.00 per share .....................     3,928              --          --          3,968
 Cancellation of compensatory
   stock options .................................      (125)             --         106            (19)
 Granting of compensatory stock options ..........       372              --        (372)            --
 Repricing of compensatory stock options .........        74              --         (74)            --
 Expense related to stock option plans ...........        --              --         325            325
 Issuance of common stock upon exercise of
   stock options at $1.50 per share ..............       455              --          --            458
 Issuance of common stock upon exercise of
   stock options at $.01 per share ...............        --              --          --             --
 Net loss ........................................        --          (5,070)         --         (5,070)
                                                      --------     ---------      ------      ---------
Balance at December 31, 1995 .....................    26,475         (25,376)       (252)         1,090
                                                      ========     =========      ======      =========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  COMMON STOCK     PREFERRED STOCK
                                                ----------------- -----------------
                                                 SHARES   AMOUNT   SHARES   AMOUNT
                                                -------- -------- -------- --------
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1995 ..................  24,244     242     100        1
 Issuance of Series B preferred stock, net of
   offering costs, at $10,000 per share .......      --      --      1        --
 Dividend on Series B preferred stock
   at 8% ......................................      --      --     --        --
 Series B preferred stock deemed dividend .....      --      --     --        --
 Conversion of Series B preferred stock to
   common stock at various exchange rates .....   9,927     100       (1)     --
 Expense related to stock option plans ........      --      --     --        --
 Issuance of common stock upon exercise of
   stock options at $1.50 per share ...........     230       2     --        --
 Net loss .....................................      --      --     --        --
                                                 ------     ---     ----      --
Balance at December 31, 1996 ..................  34,401     344     100        1
                                                 ======     ===     ====      ==


                                                  CAPITAL                  UNAMORTIZED
                                                 IN EXCESS   ACCUMULATED     DEFERRED
                                                   OF PAR      DEFICIT     COMPENSATION    TOTAL
                                                ----------- ------------- ------------- -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1995 ..................   26,475       (25,376)        (252)        1,090
 Issuance of Series B preferred stock, net of
   offering costs, at $10,000 per share .......    7,280            --           --         7,280
 Dividend on Series B preferred stock
   at 8% ......................................      303          (303)          --            --
 Series B preferred stock deemed dividend .....    1,412        (1,412)          --            --
 Conversion of Series B preferred stock to
   common stock at various exchange rates .....     (100)           --           --            --
 Expense related to stock option plans ........       --            --          109           109
 Issuance of common stock upon exercise of
   stock options at $1.50 per share ...........      343            --           --           345
 Net loss .....................................       --        (7,340)          --        (8,752)
                                                  ------       -------         ----        ------
Balance at December 31, 1996 ..................   35,713       (34,431)        (143)        1,484
                                                  ======       =======         ====        ======

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  COMMON STOCK     PREFERRED STOCK
                                                ----------------- -----------------
                                                 SHARES   AMOUNT   SHARES   AMOUNT
                                                -------- -------- -------- --------
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1996 ..................  34,401     344      100       1
 Issuance of Series C preferred stock, at $20
   per share, net of offering costs ...........      --      --      350       4
 Issuance of common stock warrants ............      --      --       --      --
 Dividend on Series C preferred stock
   at 6% ......................................      --      --       --      --
 Series C preferred stock deemed dividend .....      --      --       --      --
 Conversion of Series C preferred stock to
   common stock at various exchange rates .....   3,364      33      (90)       (1)
 Expense related to stock option plans ........      --      --       --      --
 Cancellation of compensatory
   stock options ..............................      --      --       --      --
 Issuance of common stock upon exercise of
   stock options at various prices ............      82       1       --      --
 Issuance of common stock for services
   performed ..................................     288       3       --      --
 Net loss .....................................      --      --       --      --
                                                 ------     ---      ---      ----
Balance at December 31, 1997 ..................  38,135    $381      360    $  4
                                                 ======    ====      ===    ======


                                                  CAPITAL                  UNAMORTIZED
                                                 IN EXCESS   ACCUMULATED     DEFERRED
                                                   OF PAR      DEFICIT     COMPENSATION    TOTAL
                                                ----------- ------------- ------------- -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at December 31, 1996 ..................    35,713       (34,431)       (143)         1,484
 Issuance of Series C preferred stock, at $20
   per share, net of offering costs ...........     5,723            --          --          5,727
 Issuance of common stock warrants ............       660            --          --            660
 Dividend on Series C preferred stock
   at 6% ......................................       350          (350)         --             --
 Series C preferred stock deemed dividend .....     1,470        (1,470)         --             --
 Conversion of Series C preferred stock to
   common stock at various exchange rates .....       (32)           --          --             --
 Expense related to stock option plans ........        --            --          94             94
 Cancellation of compensatory
   stock options ..............................      (125)           --          20           (105)
 Issuance of common stock upon exercise of
   stock options at various prices ............        10            --          --             11
 Issuance of common stock for services
   performed ..................................       321            --          --            324
 Net loss .....................................        --        (7,424)         --         (7,424)
                                                   ------       -------        ----         ------
Balance at December 31, 1997 ..................   $44,090     $ (43,675)     $  (29)     $     771
                                                  =======     =========      ======      =========

                             See accompanying notes.

                          THE NATIONAL REGISTRY, INC.

                           STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                  1997           1996           1995
                                                                              ------------   ------------   ------------
                                                                                            (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES
Net loss ..................................................................     $ (7,424)      $ (7,340)      $ (5,070)
Adjustments to reconcile net loss to net cash used in operating activities:
 Compensation (benefit) applicable to stock option grants .................          (11)           109            306
 Depreciation .............................................................          649            536            525
 Gain on sale of fixed assets .............................................          (41)            --             --
 Changes in operating assets and liabilities:
  (Increase) decrease in assets:
   Receivables ............................................................          (12)          (378)           (22)
   Inventory ..............................................................         (362)           143           (143)
   Prepaid expenses .......................................................          (73)           (17)           (29)
   Other assets ...........................................................           12            141           (139)
  Increase (decrease) in liabilities:
   Accounts payable .......................................................          309            148            151
   Accrued expenses .......................................................         (474)           690             86
   Accrued settlement costs ...............................................          450             --             --
   Issuance of common stock for services ..................................          324             --             --
   Deferred revenue .......................................................          174             --             --
                                                                                --------       --------       --------
Net cash used in operating activities .....................................       (6,479)        (5,968)        (4,335)
CASH USED IN INVESTING ACTIVITIES
Purchase of equipment .....................................................         (610)          (921)          (453)
Proceed from the sale of fixed assets .....................................           75             --             --
Increase in investments ...................................................           --             --           (105)
                                                                                --------       --------       --------
Net cash used in investing activities .....................................         (535)          (921)          (558)
CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of preferred stock .................................        6,387          7,280             --
Proceeds from issuance of common stock ....................................           11            345          4,426
                                                                                --------       --------       --------
Net cash provided by financing activities .................................        6,398          7,625          4,426
                                                                                --------       --------       --------
Net increase (decrease) in cash and cash equivalents ......................         (616)           736           (467)
Cash and cash equivalents at beginning of period ..........................          914            178            645
                                                                                --------       --------       --------
Cash and cash equivalents at end of period ................................     $    298       $    914       $    178
                                                                                ========       ========       ========

                             See accompanying notes.

                          THE NATIONAL REGISTRY, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

     During the latter portion of 1996, the Company transitioned out of the developmental stage characterized by the development of products by the Company and by the testing and installation of custom applications for state and local government welfare administration. These installations showcased the use of finger imaging identification technology in an operational end user environment and developed marketable reference sites in order to attract application developers to the Company's technology. During 1997 the Company began selling its NRIdentity software and hardware products commercially. The Company believes that biometric identification technology provides a more reliable means of identification and, therefore, greater security than nonbiometric methods which currently rely upon cards, keys, passwords, or personal information to identify an individual. These non-biometric identifiers can be lost, stolen, duplicated, transferred or discovered by unauthorized persons.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     During 1997 operating revenue was derived from the sale of the Company's NRIdentity software and hardware, the performance of programming and integration services and postcontract customer support (PCS). During 1996 and 1995 operating revenue was derived from the installation and lease of Company installed welfare fraud systems in the states of Connecticut, New Jersey and New York. In accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION, the Company recognizes revenue on sales when the product is shipped and programming and integration services are performed, provided no significant obligations remain and collection of the receivable is deemed probable. PCS revenue is deferred and recognized ratably over the life of the service period of the related contract. Revenue associated with the lease of hardware is recognized ratably over the term of the lease.

MAJOR CUSTOMERS

     In fiscal 1997, the Company had three customers that accounted for 12%, 21% and 18%, respectively, of total revenues. Two of these were PCS customers that accounted for approximately 33% of total revenues. In fiscal 1996, these customers accounted for 48%, 39% and 0%, respectively, of total revenues. In fiscal 1995, these customers accounted for 84%, 0% and 0% of total revenues. The Company had one other customer that accounted for 11% of total revenue during 1995. There was no PCS revenue in 1996 or 1995.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PREPAID EXPENSE

     Prepaid expense consists primarily of royalty fees paid to Cogent Systems, Inc. (see Note 4) and insurance premiums.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          THE NATIONAL REGISTRY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED

INVENTORY

     Inventory is comprised of computer hardware and software purchased in connection with the installation of the Company's biometric products. Inventory is stated at the lower of cost on a first-in, first-out basis or market.

EQUIPMENT

     Equipment is recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                              YEARS
                                            --------
     Computer equipment .................   1 to 3
     Office equipment and other .........   3 to 10

     Depreciation expense was $649,000 in 1997, $536,000 in 1996 and $525,000 in
1995.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was approximately $443,000, $428,000 and $36,000 in 1997, 1996 and 1995,
respectively.

INCOME TAXES

     Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

STOCK OPTION ACCOUNTING

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its stock option grants, and provides the disclosure requirements relating to stock-based compensation plans required by Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

NET LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements.

     Net loss per common share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

                          THE NATIONAL REGISTRY, INC.

     Common stock equivalents, relating to convertible Series A preferred stock, convertible Series C preferred stock and exercise of certain stock options and warrants were not included in this calculation due to their antidilutive effect.

FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash equivalents, accounts receivable, investment and accounts payable. The fair value of these instruments approximates their carrying value.

RECLASSIFICATIONS

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 29, DISCLOSURE OF INFORMATION ABOUT AN ENTITY'S CAPITAL STRUCTURE (SFAS 129), effective for accounting years ending after December 15, 1997. Its adoption does not have a significant effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Although SFAS No. 130 only impacts display as opposed to actual amounts recorded, it represents a change in financial reporting. Management has not completed its review of SFAS No. 130, but does not anticipate that the adoption of this statement will have a significant impact on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has not completed its review of this statement, but does not anticipate that the adoption of the statement will have a significant effect on the Company's financial statements.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, which changes the requirements for revenue recognition effective for transactions entered into beginning in January 1, 1998. The Company has not assessed what the impact of SOP No. 97-2 will be on its 1998 financial statements.

3. STOCK OPTIONS

     The Company has an employee stock incentive plan (the SIP) for officers, directors and key employees under which 4,700,000 shares were reserved for issuance as of December 31, 1997. In

                          THE NATIONAL REGISTRY, INC.

addition, the Company has granted, outside of the SIP, options to purchase an aggregate of 258,500 shares to certain employees. Options currently granted by the Company generally vest over a three to five-year period.

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

     Certain previously granted options had exercise prices that were less than the market price of the underlying stock and the Company has recorded compensation expense for these options. Compensation related to stock options is measured at the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity, as unamortized deferred compensation, and amortized to expense over the options' vesting periods. The Company has recognized $94,000, $109,000 and $325,000 as compensation expense in 1997, 1996 and 1995, respectively, relating to compensatory options.

     The Company accounts for stock option cancellations by reversing, in the year canceled, amounts recognized as expense in previous years and reducing capital in excess of par value. The Company also reduces deferred compensation expense and capital in excess of par value by the amount of the remaining unamortized deferred compensation expense which relate to the canceled stock options. As a result of the cancellations in 1997 and 1995, the Company recorded a reduction in previously expensed compensation of $105,000 and $19,000, respectively and reduced unamortized deferred compensation by $20,000 and $106,000, respectively. There was no impact in 1996.

     Pro forma information regarding net loss and loss per share as required by Statement 123 has been determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.5%, 6.5% and 6.0%; no dividends; volatility factors of the expected market price of the Company's common stock of 1.063,
1.098 and 1.036 and a weighted-average expected life of the option of 4.5 years.

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

                          THE NATIONAL REGISTRY, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                        1997           1996           1995
                                                                    ------------   ------------   ------------
                                                                                  (IN THOUSANDS)
  Pro forma net loss attributable to common stockholder .........     $ (9,840)      $ (9,594)      $ (5,769)
  Pro forma loss per share ......................................     $   (.28)      $   (.34)      $   (.25)

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                                1997                        1996                        1995
                                     -------------------------- ---------------------------- ---------------------------
                                                   WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                      OPTIONS       AVERAGE       OPTIONS        AVERAGE       OPTIONS       AVERAGE
                                       (000)    EXERCISE PRICE     (000)     EXERCISE PRICE     (000)     EXERCISE PRICE
                                     --------- ---------------- ----------- ---------------- ----------- ---------------
Outstanding--beginning
  of year ..........................   4,876       $  1.42         4,324        $  1.48          2,646       $  2.44
Granted ............................     243          1.18          791            1.11          3,719          1.66
Exercised ..........................     (82)          .14         (230)           1.50           (330)         1.39
Canceled/expired ...................    (519)         1.72             (7)         2.25         (1,711)         2.40
                                       -----                       -------                      ------
Outstanding--end of year ...........   4,518       $  1.39         4,876        $  1.42          4,324       $  1.48
                                       =====                       ======                       ======
Exercisable at end of year .........   3,649       $  1.39         3,274        $  2.14          2,941       $  1.49
                                       =====                       ======                       ======
Weighted-average fair value
  of options granted during
  the year .........................               $  1.18                      $   .87                      $  1.59

     Exercise prices for options outstanding as of December 31, 1997 ranged from $.88 to $2.25. The weighted-average remaining contractual life of those options is seven years.

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

     On March 14, 1995, in connection with RMS Limited Partnership's (RMS) urchase of 4,000,000 shares of common stock from the Company (See Note 6), (i) Messrs. Forstmann and Abu-Zayyad agreed to cancel the 500,000 vested stock options previously granted by Mr. Forstmann to Mr. Abu-Zayyad, (ii) the Company and Mr. Forstmann agreed to cancel the 500,000 stock options previously granted by the Company to Mr. Forstmann, and (iii) the Company and Mr. Abu-Zayyad amended the agreement relating to the options previously granted by the Company to Mr. Abu-Zayyad, increasing the number of vested options from 500,000 to 1,000,000. These options expired unexercised in September 1995.

                          THE NATIONAL REGISTRY, INC.

4. TECHNOLOGY LICENSE

     The Company maintains a license agreement (the License Agreement) with Cogent Systems, Inc., the Licensor of certain finger image identification technology (the Software Licensor), pursuant to which the Software Licensor grants the Company exclusive license to all commercial applications of the Software Licensor's finger image identification technology and nonexclusive rights for most governmental applications, subject to certain rights of early termination, until October 2009. Pursuant to the License Agreement royalties are generally based on revenues of the Company, subject to a minimum annual royalty payment of $500,000 per year, through October 1, 2009. In order for the Company to maintain the License Agreement beyond October 1, 1999, the Company will also be obligated to pay the Software Licensor a fee of $10 million on or before October 1, 1999. Royalties paid under this agreement are charged to Selling and Marketing expense and were $500,000, for each of the years ended 1997, 1996 and 1995.

     On December 8, 1997 the Company was granted a perpetual world-wide non-exclusive license to Veridicom's finger imaging based software algorithm. In consideration of the license, the Company has agreed to pay royalties generally based on the Company's revenues from the licensed technology, subject to a minimum amount of $250,000 during 1998 and $500,000 during 1999. However, the Company has the option of canceling the agreement in June 1998 with a payment of $75,000.

5. INCOME TAXES

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $24,557,000 for federal income tax purposes which expire at various dates through 2011. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated for financial reporting arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and, beginning January 1995, are being ratably amortized to expense over a 60-month period.

     These temporary differences and net operating loss carryforwards give rise to a deferred tax asset of approximately $11,872,000 and $9,104,000 as of December 31, 1997 and 1996, respectively, based on a combined federal and state statutory rate of 37.7%. Due to the uncertainty of achieving taxable income sufficient to realize the deferred tax asset, a valuation allowance of $11,872,000 and $9,104,000 was recorded as of December 31, 1997 and 1996, respectively, which fully offsets the deferred tax asset.

     The future utilization of the tax benefit carryforward items is subject to an annual limitation when a cumulative change in stock ownership of more than 50% occurs over a three year period. The Company does not believe that such a change has occurred, but if it has it is possible that taxable income and income taxes in future years, which would otherwise be offset by net operating losses and reduced by tax credits, will not be offset or reduced and, therefore, income tax liabilities will be incurred. The potential tax benefits of these carryforwards at December 31, 1997 and 1996 of approximately $5,460,000 and $9,238,000, respectively, have been fully reserved in the financial statements due to the uncertainty of realization. Tax benefits will be recognized in future years if and when such benefits are judged to be realizable.

6. STOCKHOLDERS' EQUITY

     The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. In the

                          THE NATIONAL REGISTRY, INC.

event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities and after holders of the convertible Series A preferred stock receive a liquidation preference of $100 per share and the holders of convertible Series C preferred stock receive a liquidation preference of $20 per share.

     The Series A preferred stock is convertible at the option of the holder and will automatically be converted into 6,336,154 shares of common stock, or approximately 14.2% of the common stock of the Company (after giving effect to such conversion), upon the satisfaction of certain conditions. Under the Series A preferred stock purchase agreement, the shareholder has the right of first refusal to purchase a pro rata share of any new stock issuances for a period of five years.

     On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B preferred stock for an aggregate purchase price of $8 million before commissions and expenses (the Series B Preferred Stock Private Placement). Shares of Series B preferred stock were convertible at the option of the holder into shares of common stock, based upon a defined conversion formula. Until conversion, the Series B preferred stock accreted dividends at a rate of 8% per year. Prior to conversion, the Company accreted dividends of $303,000. As of December 31, 1996, all holders of Series B preferred stock had converted their shares into an aggregate of 9,927,000 shares of the Company's common stock.

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

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $613,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of $350,000 during 1997. All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During 1997 90,250 shares of Series C Preferred Stock were converted into 3,363,915 shares of Common Stock, including 140,653 shares attributable to accrued dividends. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference of $20 per share plus accrued dividends.

                          THE NATIONAL REGISTRY, INC.

6. STOCKHOLDERS' EQUITY--(CONTINUED)

     In connection with the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing. The value assigned to these warrants was $660,000 and was estimated using the Black-Scholes valuation model.

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

     On March 14, 1995, RMS acquired, for a cash purchase price of $4 million, 4,000,000 shares of common stock and an option to acquire up to 1,500,000 shares of common stock, which option was execiseable at the following prices: 600,000 shares at $1.00 per share, 300,000 shares at $1.50 per share, 300,000 shares at $2.00 per share and 300,000 at $2.50 per share. This option expired unexercised on March 13, 1998. In addition, an option to purchase up to 1,000,000 shares of common stock was granted by the Company to Francis J. Santangelo, which option was exercisable, at $1.00 per share. This option was repriced as of March 11, 1998 to $0.78. As part of such transaction, J. Anthony Forstmann, RMS and Santangelo entered into a stockholders' voting agreement, dated as of March 14, 1995, pursuant to which Mr. Forstmann and RMS agreed to vote for a director nominated by the other and not to vote certain shares of common stock beneficially owned in favor of certain specified stockholder actions unless mutually agreed upon.

7. COMMITMENTS AND CONTINGENCIES

     The Company leases office space under various non cancelable operating leases and is committed under a technology license agreement for certain royalty payments (see Note 4). Future minimum payments under these commitments are as follows:


YEARS ENDING
DECEMBER 31,
---------------------
       1998 .........   $   826,000
       1999 .........    10,719,000
       2000 .........       624,000
       2001 .........       592,000
       2002 .........       533,000
                        -----------
                        $13,294,000
                        ===========

     Rent and lease expense was $272,000, $222,000 and $85,000 for 1997, 1996 and 1995, respectively.

8. DEFINED CONTRIBUTION RETIREMENT PLAN

     The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no contributions made for 1997, 1996 or 1995.

                          THE NATIONAL REGISTRY, INC.

9. GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net operating losses of $7,424,000, $7,340,000 and $5,070,000 in 1997, 1996 and
1995, respectively, and used approximately $6,479,000, $5,968,000 and $4,335,000 of cash in operations in 1997, 1996 and 1995, respectively.

     The Company is attempting to raise additional capital through various means, which may include the issuance of equity and the development of strategic relationships, to support its operations but, there is no assurance that sufficient capital will be available to the Company.

     Based on the foregoing factors, it is uncertain whether or not the Company can generate adequate cash flows from operations, or from financing transactions, to meet its obligations as they become due. In that event, the Company would be required to seek other alternatives including sale, merger or discontinuance of operations.

     Subsequent to December 31, 1997, the Company entered into a $1.5 million licensing agreement with XL Vision, Inc., which includes a certain number of NRIdentity seat licenses and customization services. As of March 27, 1998 the Company had received $1,250,000 from XL Vision. The remaining $250,000 is due in April of 1998.


10. LITIGATION

     The Company is currently the defendant in a lawsuit filed by IIG on February 13, 1997. IIG has asserted multiple claims which include breach of contract, quantum meruit, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages. The Company reached a preliminary settlement with IIG on April 3, 1998. This settlement includes a $300,000 cash payment, the issuance of 250,000 shares of the Company's Common Stock and an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $0.625, the closing price on April 3, 1998. The Company has accrued approximately $450,000 for the settlement of the lawsuit as of December 31, 1997.

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

  11          Calculation of Loss Per Share

  27          Financial Data Schedule