Form 10-Q
period 1998-03-31
NATIONAL REGISTRY INC
filed 1998-05-15
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-20270


                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             95-4346070
      -------------------------------             -------------------
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION.)             IDENTIFICATION NO.)


                  2502 ROCKY POINT DRIVE, TAMPA, FLORIDA 33607
             -----------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (813) 636-0099
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     There were 38,924,124 shares of outstanding common stock of the registrant as of May 14, 1998.

Total number of pages: 19                     Exhibit Index begins on page 19
================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                          MARCH 31,     DECEMBER
ASSETS                                                      1998        31, 1997
                                                         (UNAUDITED)    (AUDITED)
                                                         -----------    ---------
CURRENT ASSETS
  Cash and cash equivalents                               $    432        $   298
  Receivables                                                  622            472
  Inventory                                                    314            362
  Prepaid expenses                                             114            272
  Other                                                         17             17
                                                           --------       -------
    Total current assets                                  $  1,499        $ 1,421

Equipment
  Computer equipment                                         3,034          3,031
  Office equipment and other                                   415            415
                                                          --------        -------
                                                             3,449          3,446
  less accumulated depreciation                             (2,548)        (2,394)
                                                          --------        -------
                                                               901          1,052
                                                          --------        -------
Investment                                                     105            105
                                                          ========        =======
TOTAL ASSETS                                              $  2,505        $ 2,578
                                                          ========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    385        $   677
  Accrued compensation                                         194            163
  Other accrued expenses                                        99            127
  Accrued settlement costs                                     450            450
  Accrued legal and professional fees                          229            216
  Deferred revenue                                             632            174
                                                          --------        -------
    Total current liabilities                                1,989          1,807
                                                          --------        -------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value
    Authorized - 75,000,000 shares
    Issued and outstanding -
     38,924,124 and 38,134,655 as of March 31,
     1998 and December 31, 1997, respectively                  389            381
  Preferred stock, $.01 par value convertible
    Authorized - 1,000,000 shares
    Issued and outstanding
     Series A - Liquidation preference $100 per
      share, 100,000 shares issued and outstanding
      as of March 1, 1998 and December 31, 1997                  1              1
     Series C - Liquidation preference $20 per
      share, 250,000 shares issued and outstanding
      as of March 31, 1998 and 259,750 shares issued
      and outstanding as of December 31, 1997,
      respectively                                               3              3

  Capital in excess of par value                            44,156         44,090
  Accumulated deficit                                      (44,010)       (43,675)
  Unamortized deferred compensation                            (23)           (29)
                                                           --------        -------
                                                               516            771
                                                           ========       =======
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,505        $ 2,578
                                                           ========       =======

                             SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                    Three months ended March 31,
                                       1998              1997
                                    ------------   ---------------

Post Contract Services revenue        $    112         $    127
Net product and service revenue          1,235              155
                                      --------         --------
  Total revenue                          1,347              282

Cost of sales                              304               81
                                      --------         --------
  Gross profit                           1,043              201
                                      --------         --------
Operating expenses:
  Selling and marketing                    317              540
  Royalty fee                              125              125
  Product development                      319              726
  General and administrative               542              532
                                      --------         --------
Total operating expenses                 1,303            1,923

Other income (expense)                      (1)              58
                                      --------         --------
Net loss                                  (261)          (1,664)
                                      --------         --------
Preferred stock dividend                    74               61

Net loss attributable to              ========         ========
  common stockholders                 $   (335)        $ (1,725)
                                      ========         ========

Loss per common share                 $  (0.01)        $  (0.05)

Weighted average number of
common shares                           38,861           34,460


                             SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                    THREE MONTHS ENDED MARCH 31,
 Cash used in operating activities:                     1998         1997
                                                    ------------  ---------------

  Net loss                                              $(261)      $(1,664)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Compensation applicable to stock
       option grants                                        6            17
     Depreciation                                         153           133
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                               (150)         (279)
       Prepaid expenses                                   158            49
       Inventory                                           48          (112)
       Other assets                                        --             3
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities          (276)         (277)
       Deferred revenue                                   458            (6)
                                                        -----       -------
  Net cash provided (used) by operating activities        136        (2,136)
                                                        -----       -------

Cash used in investing activities:
       Purchase of equipment                               (2)         (225)
                                                        -----       -------
  Net cash used in investing activities                    (2)         (225)
                                                        -----       -------
Cash provided by financing activities:
       Issuance of common stock                            --             4
       Issuance of preferred stock                         --         6,440
                                                        -----       -------
  Net cash provided by financing activities                --         6,444
                                                        -----       -------
Net increase in cash and cash equivalents                 134         4,083

Cash and cash equivalents at beginning of period          298           914
                                                        =====       =======
Cash and cash equivalents at end of period              $ 432       $ 4,997
                                                        =====       =======


                             SEE ACCOMPANYING NOTES

================================================================================
                           THE NATIONAL REGISTRY INC.
================================================================================
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED


1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual financial statements of The National Registry Inc. (the "Company" or "NRI"). In the opinion of management, all adjustments (consisting only of normally recurring accruals) it considers necessary for a fair presentation have been included.

     The Company's condensed interim financial results are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "SEC") on April 10, 1998.

     Certain amounts in the 1997 financial statements have been reclassified to conform with 1998 presentation.


2.   NET LOSS PER COMMON SHARE

     For the three month periods ended March 31, 1998 and 1997 the loss per common share was computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the periods. Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series C Preferred Stock (the "Series C Preferred Stock"), and the exercise of stock options and warrants, were not included in this calculation due to their anti-dilutive effect.

                           THE NATIONAL REGISTRY INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED


3.   STOCKHOLDERS' EQUITY

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $613,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of approximately $74,000 and $61,000 for the three months ended March 31, 1998 and 1997, respectively. All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During the three months ended March 31, 1998 and 1997 9,750 and 0 shares of Series C Preferred Stock were converted into 789,469 and 0 shares of Common Stock, respectively, including 41,461 and 0 shares attributable to accrued dividends, respectively. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference of $20 per share plus accrued and unpaid dividends.

     In connection with the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

     In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Of such warrants, warrants to purchase up to 70,000 shares are exercisable through February 4, 2000, with the remaining warrants being exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

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

     On March 11, 1998 the Board of Directors of the Company (the "Board") repriced all stock options held by employees and directors of the Company to $0.78, the closing bid price of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") on March 11, 1998. The Board also granted 2,335,000 options to acquire Common Stock at $0.78 to employees and directors under the Company's stock incentive plan.

                           THE NATIONAL REGISTRY INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED


4.   IMPACT OF RECENTLY ISSUED PRONOUNCEMENT

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no material impact on the Company's net income or stockholders' equity.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FACTORS THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. For a discussion of certain risks associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS included in this quarterly report.

RECENT DEVELOPMENTS

     MASTER RESELLER - On May 12, 1998, the Company entered into an agreement with XL Vision, Inc. ("XL Vision") a Safeguard Scientific, Inc. company, pursuant to which XL Vision acquired seat licenses and various other NRI products and services for an aggregate of approximately $2.9 million payable in 1998. XL Vision also acquired NRI's healthcare line of business and assumed responsibility for servicing the healthcare market with NRI products, including all agreements with resellers and contracts with end-users in the healthcare line of business. Pursuant to such agreement XL Vision has become the first master reseller for the entire NRI product line with non-exclusive worldwide marketing rights for all of NRI's current and future products and direct access to NRI's engineering and technical support.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

     STOCKHOLDERS ANNUAL MEETING - On May 12, 1998, the stockholders of the Company approved a reverse stock split such that every six (6) shares of Common Stock outstanding on the effective date of such reverse stock split would be converted into one (1) share of Common Stock (the "Reverse Split"). It is expected that the Reverse Split will be effective on or about May 27, 1998 to stockholders of record at the close of business on May 26, 1998.

     In addition, the stockholders also approved an amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of Common Stock from 75,000,000 shares to 25,000,000 shares, elected the eight directors nominated by the Board, approved an increase in the number of shares of Common Stock authorized for issuance under the Company's 1992 Stock Incentive Plan to 15,000,000 (2,500,000 on a post Reverse Split basis) and ratified the appointment of Ernst & Young LLP as the Company's independent auditors for 1998.

     SETTLEMENT OF LAWSUIT - On May 15, 1998, the Company reached a settlement of a lawsuit filed by IIG on February 13, 1997. IIG asserted multiple claims which include breach of contract, quantum meruit, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages. The settlement includes a $300,000 cash payment made by the Company on May 15, 1998, the issuance to IIG of 250,000 shares of Common Stock, and the granting to IIG of an option to purchase 450,000 shares of Common Stock at an exercise price of $0.5625, the closing bid price of the Common Stock on the SmallCap Market on April 3, 1998 (the day the preliminary settlement was reached). Under the terms of the settlement the lawsuit will be dismissed with prejudice.

     NASDAQ - On February 27, 1998 the Company received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's Common Stock was not in compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4) ("Rule (c)(4)"). As a result, the Company has been provided ninety calendar days, which expires May 28, 1998, in order to regain compliance with this standard. If the Common Stock does not regain compliance, by trading at or above the minimum $1 requirement for at least 10 consecutive trade days, the Common Stock could be delisted from the SmallCap Market and quotations would no longer be available on Nasdaq. On May 12, 1998, the stockholders of the Company approved a one-for-six reverse split. The Company expects to complete the reverse split on or prior to May 27, 1998 which would place the Company in compliance with Rule (c)(4). On April 20, 1998, the Company received notification from Nasdaq that the Company is not in compliance with Marketplace Rule 4310(c)(2) ("Rule (c)(2)") that requires the Company to maintain 1) net tangible assets of $2 million; 2) market capitalization of $35 million; or 3) net income of $500,000 in the most recently completed fiscal year or in two of the most recently completed fiscal years. Nasdaq has requested that the Company provide to Nasdaq a proposal for achieving compliance with Rule (c)(2) by May 4, 1998. On May 4, 1998, the Company delivered a proposal to Nasdaq outlining its plan for achieving such compliance. The Company believes the $2.9 million agreement with XL Vision, described above in RECENT DEVELOPMENTS - MASTER RESELLER, will put the Company in compliance with Rule (c)(2). However, if Nasdaq deems the submission to not warrant continued listing, Nasdaq will issue a formal notice that specifies the delisting date for the Company's Common Stock. If the Common Stock were excluded from the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them.

     COGENT SYSTEMS, INC. AGREEMENT - On May 13, 1998 the Company reached an agreement with Cogent Systems, Inc. ("Cogent") that changed the payment schedule associated with the minimum annual royalty of $500,000 from semi-annual payments of $250,000 due on April 1 and October 1 of each year during the term of the agreement to quarterly payments of $125,000 due on January 1, April 1, July 1 and October 1 of each year during the term of the agreement. The Company paid $125,000 to Cogent on May 13, 1998. This payment was in satisfaction of the April 1, 1998 payment.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

A.   RESULTS OF OPERATING ACTIVITIES

     For the three months ended March 31, 1998, the Company incurred a net loss of approximately $261,000. This compares to a net loss of approximately $1,664,000 for the three months ended March 31, 1997. The decrease of approximately $1,403,000 in net operating loss for the period ended March 31, 1998 was due primarily to an increase in gross profit of approximately $842,000 and a decrease in operating expenses of approximately $620,000. The increase in gross profit for the period was primarily due to the increase in revenue and an increase in the gross margin percentage compared to the same period in 1997. Approximately $160,000 of the net loss in the period ended March 31, 1998, and approximately $150,000 of the net loss in the period ended March 31, 1997, were attributable to non-cash items, including depreciation and compensation related to certain stock options.

REVENUE AND GROSS PROFIT

     For the three months ended March 31, 1998 the Company reported operating revenues of approximately $1,347,000. This compares to revenues of approximately $282,000 for the three months ended March 31, 1997, or an increase of approximately $1,065,000. The increase for the period was primarily due to the sale of seat licenses to XL Vision. Revenues for the three months ended March 31, 1998 consisted of $1,000,000 related to the sale of seat licenses for NRIdentity software products to XL Vision, approximately $112,000 from ongoing maintenance revenue from the states of Connecticut and New Jersey, and approximately $235,000 related to sales of NRIdentity software, hardware and services to various commercial users. The Company's ongoing contracts with Connecticut and New Jersey will expire in December 1998 and June 1998, respectively, unless such contracts are renewed.

     The Company's gross margin percentage for the three months ended March 31, 1998 was 77%, compared to 71% for the same period in 1997. The increase from 1997 to 1998 was primarily due to the change in product mix which included more software sales during 1998.

OPERATING EXPENSES

     Total operating expenses for the three months ended March 31, 1998 were approximately $1,303,000 as compared to approximately $1,923,000 for same period in 1997. This represents a decrease of approximately $620,000 or 32%. The following table provides a breakdown of the changes in operating expenses for the three months ended March 31, 1998 as compared to the same period in 1997:

                                    THREE MONTHS ENDED
                                      MARCH 31, 1998
                                 (IN THOUSANDS, EXCEPT %)

                                 $ CHANGE       % CHANGE
                                 ---------     ---------
Selling and marketing            $    (223)          (41)%
Royalty fee                              -             -
Product development                   (407)          (56)
General and administrative              10            (2)
                                 =========     =========
                                 $    (620)          (32)%
                                 =========     =========

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


SELLING AND MARKETING

     Selling and marketing expenses decreased approximately $223,000, or 41%, for the three months ended March 31, 1998 compared to the same period in 1997. The decrease was primarily due to decreases in employee expense, travel and professional consulting services. These decreases are due primarily to the Company's decision to eliminate expenditures in areas identified as being outside strategic focus on indirect selling and marketing of commercial software products. As part of such efforts, the Company eliminated a portion of its sales and marketing staff and closed certain offices shifting such efforts to certain of the Company's strategic partners.

     The Company has attempted to market its biometric identification technology for a wide range of potential uses including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring on-line fraud, enhancing security in the healthcare industries and deterring fraud in government social services programs. While the Company has received favorable responses from a limited number of commercial customers there is no assurance that the Company will be able to secure additional contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any of such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to the newness of the technology, the cost of hardware associated with the technology, and the extended period of time potential customers require for the testing, evaluating and piloting of applications.

     The Company expects that certain selling and marketing expenses will increase if sales of the Company's products continue to increase.

PRODUCT DEVELOPMENT

     Product development expenses for the three months ended March 31, 1998, decreased approximately $407,000, or 56%, compared to the same period in 1997. The decrease was primarily due to reductions in employee expenses, travel and professional consulting services.

     The Company's hardware product strategy has historically been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into digital form. However, the Company has begun transitioning out of hardware development in order to focus its resources on software and market development. The Company believes it will be able to successfully transition out of hardware development due to the fact that the Company's NRIdentity software products support new low-cost technology that is currently emerging.

     The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those same kits to develop and market a series of packaged applications that provide biometric authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include biometric processing on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server. The kits operate on Windows 95(TM) and Windows NT(TM) personal computers and on Windows NT(TM), Sun Solaris(TM), DEC Alpha(TM), IBM AIX(TM) and HP Unix(TM) servers. Client/server packaged applications developed to date and currently being marketed are the NRIdentity Screen Saver for Windows 95(TM), the Secure Authentication Facility for Windows NT(TM) and the Secure Authentication Facility for Unicenter(R) TNG(TM) single sign-on module for Windows NT(TM). The Company has also developed additional products within the Secure Authentication Facility product line for internet applications including Secure Authentication Facility for Internet Information Server(TM).

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS -(CONTINUED)


     There is no assurance that the Company will successfully transition out of hardware development, that new hardware technology will be commercially available, that the Company will be able to develop additional software products, or that the Company will successfully market its technology. Even if the Company transitions out of hardware development, new hardware technology is available, and the Company develops additional software products, there is no assurance that the Company will be able to generate significant sales, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

     The Company expects to continue to incur product development costs as it continues to develop additional products and enhance existing products.

GENERAL AND ADMINISTRATIVE

     For the three months ended March 31, 1998, general and administrative expenses increased approximately $10,000, or 2%, compared to the same period in 1997. Increases in rent and insurance were partially offset by decreases in employee and telephone expenses. The Company expects certain general administrative costs to increase if sales of the Company's products continue to increase.

B.   LIQUIDITY AND CAPITAL RESOURCES

     Cash and working capital (deficit) as of March 31, 1998 were approximately $432,000 and $(490,000), respectively, compared to $298,000 and $(386,000), respectively, as of December 31, 1997. The increase in the Company's cash as of March 31, 1998 compared to December 31, 1997 relates primarily to the receipt of $1.25 million from XL Vision for the purchase of seat licenses for NRI software products offset by the net cash utilized in operating activities. The increase in working capital deficit relates primarily to the net loss incurred during the first quarter of 1998. Cash and working capital as of March 31, 1997 was approximately $4,997,000 and $4,959,000, respectively. The decrease in cash and working capital as of March 31, 1998 compared to March 31, 1997 was due primarily to approximately $6.4 million that the Company received from an equity financing completed on February 6, 1997. Cash as of May 13, 1998 was approximately $322,000. This includes $250,000 received from XL Vision on April 20, 1998 for the purchase of seat licenses for NRI software products.

     On February 6, 1997, the Company completed the Series C Preferred Stock Private Placement pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Series C Preferred Stock for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $613,000. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to capital in excess of par value. The Company recorded accretion of approximately $74,000 during the first quarter of 1998.

     All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $2.375 per share or
(ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be converted automatically into shares of Common Stock. During the first quarter of 1998 9,750 shares of Series C Preferred Stock were converted into 789,469 shares of Common Stock, including 41,461 attributable to accrued dividends. The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their stated value plus accrued and unpaid dividends. As part of the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 400,000 shares of Common Stock at an exercise price of $2.6125 per share, subject to certain adjustments from time to time. The warrants expire five years after the date of closing.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)



     In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 140,000 shares of Common Stock at an exercise price of $2.6125 per share to certain finders. Of such warrants, warrants to purchase up to 70,000 shares are exercisable through February 4, 2000, with the remaining warrants being exercisable through February 4, 2002. The Company has also agreed to certain registration rights with respect to these warrants.

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

     On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into that certain Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ have each agreed to loan up to $300,000 to BIOMETRX for working capital purposes. Through May 14, 1998, the Company and BCBSNJ have each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. As of May 14, 1998, BIOMETRX has not commenced operations, and management has determined to delay commencement of activities pending further review of the applicable market requirements and demands. There is no assurance that BIOMETRX will commence operations or, if it commences operations, when such operations will commence and whether such operations will be successful in the marketing of any systems, services, or products.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annum, which is cumulative and is payable, at the option of the Company (subject to certain conditions) in cash or shares of Common Stock, quarterly in arrears, but in no event later than the conversion date applicable to such shares of Series C Preferred Stock. During the first quarter of 1998, the Company issued 41,461 shares of Common Stock as dividends related to the Series C Preferred Stock.

     The Company generated net cash of approximately $136,000, net of $2,000 in capital expenditures, during the first quarter of 1998. Cash as of May 13, 1998 was approximately $322,000. On May 13, 1998 the Company received $600,000 from XL Vision in connection with the agreement entered into on May 12, 1998. On May 13, 1998 the Company paid Cogent $125,000 in connection with its licensing agreement (as discussed earlier under RECENT DEVELOPMENTS - COGENT SYSTEMS, INC. AGREEMENT). On May 15, 1998, the Company paid IIG $300,000 in settlement of its lawsuit as described previously in RECENT DEVELOPMENTS - SETTLEMENT OF LAWSUIT. The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds during 1998 to continue its operations.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


While the Company has sold certain software licenses and various other products for approximately $2.9 million to XL Vision (as discussed earlier under RECENT DEVELOPMENTS - MASTER RESELLER) approximately $875,000 of the payments under that agreement are scheduled to be received during the second quarter of 1998 with the remainder scheduled to be received during the rest of 1998. The Company does not believe that the receipt of such payments will address the Company's cash flow requirements. Accordingly, the Company is reviewing the options available to it to obtain additional financing. These options include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain assets of the Company and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is very possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. However, there is a significant likelihood that additional funding or strategic relationships will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

C.   FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information contained in this quarterly report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's limited operating history and substantial accumulated net losses, the Company's need for additional funds, the SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the SmallCap Market, technological and market uncertainty, competition, the Company's dependence upon software licensors, control of the Company, shares of the Company's capital stock eligible for public sale, the limited liquidity of the Common Stock, the market price volatility of the Common Stock, and the possibility of liquidation or bankruptcy of the Company.

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

     From its commencement of business in October 1991, the Company has been principally engaged in organizational, development and marketing activities. Through March 31, 1998, the Company has reported an accumulated net loss of approximately $44,010,000 and has had only limited revenues. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

NEED FOR ADDITIONAL FUNDS

     As of March 31, 1998, the Company's cash balance and working capital deficit were approximately $432,000 and $(490,000) and its cash balance as of May 13, 1998 was approximately $322,000, respectively. Management believes that the adequacy of its cash resources will be dependent on its ability to achieve additional sales and, to the extent necessary, obtain additional capital to complete the development and marketing of its biometric identification products and services. There is no assurance that the Company will be able to complete significant sales of its products or services or obtain such additional capital during 1998. The Company generated cash from operations of approximately $136,000 (before capital expenditures) during the first quarter of 1998. The net cash expenditure rate will increase depending upon operational decisions made by management in its sole discretion. Absent a significant increase in sales, the Company will require additional funds to maintain operations and continue, among other things, development, testing and marketing of its biometric identification products and services. On May 13, 1998 the Company received $600,000 from XL Vision in connection with the agreement entered into on May 12, 1998. On May 13, 1998 the Company paid Cogent $125,000 in connection with its licensing agreement (as discussed earlier under RECENT DEVELOPMENTS - COGENT SYSTEMS, INC. AGREEMENT). On May 15, 1998, the Company paid IIG $300,000 in settlement of its lawsuit. The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. While the Company has sold certain software licenses and various other products for approximately $2.9 million to XL Vision (as discussed earlier under RECENT DEVELOPMENTS - MASTER RESELLER) approximately $875,000 of the payments under that agreement are scheduled to be received during the second quarter of 1998 with the remainder scheduled to be received during the rest of 1998. The Company does not believe that the receipt of such payments will satisfy the Company's cash flow requirements for the next twelve months. Accordingly, the Company is reviewing the options available to it to obtain additional financing. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company, if at all. It is very possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock, or securities convertible into Common Stock, which may substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain such additional funds may cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to complete the developing and testing of its products and services or, if completed, that it will be able to consummate significant sales of its products or services or, if the Company is able to consummate significant sales, that any such sales would be profitable.

NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

     On February 27, 1998 the Company received notice from Nasdaq that the Company's Common Stock was not in compliance with the minimum bid price requirement as set forth in Rule 4310(c)(4). As a result, the Company has been provided ninety calendar days, which expires May 28, 1998, in order to regain compliance with this standard. If the Common Stock does not regain compliance, by trading at or above the minimum $1 requirement for at least 10 consecutive trade days, the Common Stock could be delisted from the SmallCap Market and quotations would no longer be available on Nasdaq. On May 12, 1998, the stockholders of the Company approved a one-for-six reverse split. The Company expects to complete the reverse split on or prior to May 27, 1998 which would place the Company in compliance with Rule (c)(4). On April 20, 1998, the Company received notification from Nasdaq that the Company is not in compliance with Rule 4310(c)(2) that requires the Company to maintain 1) net tangible assets of $2 million; 2) market capitalization of $35 million; or 3) net income of $500,000 in the most recently completed fiscal year or in two of the most recently completed fiscal years. Nasdaq has requested that the Company provide to Nasdaq a proposal for achieving compliance with Rule (c)(2) by May 4, 1998. On May 4, 1998, the Company delivered a proposal to Nasdaq outlining its plan for achieving such compliance. The Company believes the $2.9 million agreement with XL Vision, described above in RECENT DEVELOPMENTS - MASTER RESELLER, will put the Company in compliance with Rule (c)(2). However, if Nasdaq deems the submission to not warrant continued listing, Nasdaq will issue a formal notice that specifies the delisting date for the Company's Common Stock. If the Common Stock were excluded from the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them.

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

COMPETITION

     The Company is attempting to enter a highly competitive business which is dominated by more traditional identification techniques (such as cards, keys, passwords and personal information). A number of companies also have automated biometric identification technology and have sold systems incorporating such technology in the United States. In addition, the Company is aware of several other companies which produce or are developing other biometric technologies which may compete with the Cogent technology or other technologies utilized by the Company. Such technologies include identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with companies which may have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against other parties or technologies.

DEPENDENCE UPON SOFTWARE LICENSORS

     The Company has acquired certain rights to certain biometric identification software (the "Licensed Technology") under agreements with software algorithm suppliers that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Under the terms of the license agreement with Cogent, the Company was granted a worldwide exclusive license, commencing April 1, 1992 and expiring October 1, 1999, to all commercial applications of Cogent's finger image identification technology and worldwide non-exclusive rights to other than those relating to law enforcement, with respect to which no rights were granted to the Company. The expiration of such license agreement will be extended until October 1, 2009, provided that the Company makes a $10 million cash payment to Cogent on or prior to October 1, 1999 (the "Extension Payment"). In addition, the Company is required to make minimum quarterly royalty payments of $125,000 due on January 1, April 1, July 1, and October 1 of each year during the term of the agreement (as discussed under RECENT DEVELOPMENTS - COGENT SYSTEMS, INC. AGREEMENT). Although the Company is not in default of such agreement as of the date hereof, there is no assurance that such defaults will not occur in the future or that the Company will make the minimum royalty payments or the Extension Payment.

     Regardless of whether the Extension Payment is made, pursuant to the Cogent agreement, certain exclusive rights with respect to commercial markets the Company had not entered into as of April 1, 1997 became nonexclusive as of such date. For commercial markets the Company had not entered into as of April 1, 1997, including any segment thereof, as required under the terms of the agreement, the Company stands to lose its exclusivity in those markets and upon the termination of the Agreement (whether as a result of an event of default or expiration of the license period, if the Company does not make the Extension Payment on or prior to October 1, 1999), the Company would lose all of its rights to use Cogent's technology which could substantially impair the Company's ability to continue to offer finger imaging based one to many matching on unlimited population sizes unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there is no assurance.

     Any loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to continue to conduct its business unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there can be no assurance.

CONTROL OF THE COMPANY

     As of March 31, 1998, J. Anthony Forstmann and RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), beneficially own approximately 13.1% and 8.3% of the Common Stock, respectively. Mr. Forstmann and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by the other, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company. In addition, Clearwater Fund IV, L.L.C. owned 250,000 shares of Series C Preferred Stock that was convertible into approximately 9,894,867 or approximately 20.3% of the Common Stock on March 31, 1997. Accordingly, such entity is in a position upon conversion of the Series C Preferred Stock to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company.

                           THE NATIONAL REGISTRY INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On May 15, 1998 the Company reached a settlement of a lawsuit filed by IIG on February 13, 1997. IIG asserted multiple claims which include breach of contract, quantum meruit, unjust enrichment, breach of the implied covenant of good faith and fair dealing and fraud and seeks an accounting, specific performance, injunctive and declaratory relief and damages. The settlement included a $300,000 cash payment made by the Company on May 15, 1998, the issuance to IIG of 250,000 shares of Common Stock, and the granting to IIG of an option to purchase 450,000 shares of Common Stock at an exercise price of $0.5625, the closing bid price of the Common Stock on the SmallCap Market on April 3, 1998. Under the terms of the settlement the lawsuit will be dismissed with prejudice.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

                EXHIBIT
                NUMBER
                --------
                  11      COMPUTATION OF EARNINGS PER SHARE
                  27      FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)

      (b)  REPORTS ON FORM 8-K

                None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE NATIONAL REGISTRY INC.



DATE:   May 15, 1998                               BY: /s/
                                                   --------------------------
                                                   DAVID E. BROGAN
                                                   CHIEF FINANCIAL OFFICER AND
                                                   SECRETARY AND PRICIPAL
                                                   FINANCIAL OFFICER

                                  EXHIBIT INDEX


EXHIBIT 11 - Computation of Earnings per Share


EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)