Form 10-Q
period 1998-06-30
NATIONAL REGISTRY INC
filed 1998-08-14
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


      There were 6,921,178 shares of outstanding Common Stock of the registrant as of August 10, 1998.

Total number of pages: 19                       Exhibit Index begins on page 18
================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          JUNE 30,  DECEMBER 31,
                   ASSETS                                   1998         1997
                                                         (UNAUDITED)   (AUDITED)
                                                          ---------    ---------
CURRENT ASSETS
  Cash and cash equivalents                                $     94    $    298
  Accounts receivable                                         1,549         472
  Inventory                                                     245         362
  Prepaid expenses                                              274         272
  Other                                                          17          17

                                                           --------    --------
    Total current assets                                      2,179       1,421

Furniture and equipment, net                                    764       1,052

Investment                                                      306         105
                                                           --------    --------
                                                           $  3,249    $  2,578
                                                           ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liablities
  Accounts payable                                         $    497    $    677
  Accrued expenses                                              415         956
                                                           --------    --------
    Total current liabilities                                   912       1,633


Deferred revenue                                                313         174

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value convertible
    Authorized - 1,000,000 shares
    Issued and outstanding
     Series A - Liquidation preference $100 per
      share, 100,000 shares issued and outstanding
      as of June 30, 1998 and December 31, 1997                   1           1
     Series C - Liquidation preference $20 per
      share, 250,000 shares issued and outstanding
      as of June 30, 1998 and 259,750 shares issued
      and outstanding as of December 31, 1997,
      respectively                                                3           3
  Common stock, $.01 par value
    Authorized - 25,000,000 shares as of June 30,
     1998 and 75,000,000 as of December 31, 1997,
     respectively
    Issued and outstanding -
     6,529,021 shares and 6,355,776 shares as of June 30,
     1998 and December 31, 1997, respectively                    65          64
  Capital in excess of par value                             45,021      44,378
  Accumulated deficit                                       (43,066)    (43,675)
                                                           --------    --------
                                                              2,024         771
                                                           --------    --------
                                                           $  3,249    $  2,578
                                                           ========    ========

                             SEE ACCOMPANYING NOTES.

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                         1998        1997             1998        1997
                                       --------    -------           -------    -------

Post contract services revenue          $   143    $   127          $   255    $   254
Net product and service revenue           2,457        259            3,692        414
                                        -------    -------          -------    -------
  Total revenue                           2,600        386            3,947        668

Cost of products and services sold          240        100              544        181
                                        -------    -------          -------    -------
  Gross profit                            2,360        286            3,403        487

Operating expenses:
  Sales and marketing                       279        737              596      1,277
  Royalties                                 125        143              250        268
  Product development                       363        732              682      1,458
  General and administrative                827        847            1,369      1,379
                                        -------    -------          -------    -------
Total operating expenses                  1,594      2,459            2,897      4,382

Other income (expense)                      253         64              252        122
                                        -------    -------          -------    -------
Net income (loss)                         1,019     (2,109)             758     (3,773)

Preferred stock dividend                     75        596              149        657
                                        -------    -------          -------    -------
Net income (loss) attributable to
  common stockholders                   $   944    $(2,705)         $   609    $(4,430)
                                        =======    =======          =======    =======

Basic earnings (loss) per share         $  0.15    $ (0.47)         $  0.09    $ (0.77)

Diluted earnings (loss) per share       $  0.07    $ (0.47)         $  0.05    $ (0.77)

Weighted average number of
common shares outstanding                 6,509      5,780            6,493      5,762

Diluted number of common
shares outstanding                       12,934      8,852           12,918      8,834

                             SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   SIX MONTHS ENDED JUNE 30,
                                                       1998       1997
                                                     --------   --------
Cash used in operating activities:

  Net income (loss)                                  $   758    $(3,773)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of deferred compensation                14         31
     Compensation related to transfer of assets            6         --
     Issuance of stock for legal settlement
      and services                                       141        323
     Issuance of warrants for legal settlement
      and services                                       335         --
     Depreciation                                        305        270
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                            (1,077)      (130)
       Inventories                                       117        (89)
       Prepaid expenses                                   (2)      (300)
       Other assets                                     (201)        (3)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities         (721)      (509)
       Deferred revenue                                  139         --
                                                     -------    -------
  Net cash provided (used) by operating activities      (186)    (4,180)

Cash used in investing activities:
       Purchase of equipment                             (18)      (410)

Cash provided by financing activities:
       Issuance of preferred stock                        --      6,397
                                                     -------    -------
Net (decrease) increase in cash and equivalents         (204)     1,807

Cash and equivalents at beginning of period              298        914
                                                     -------    -------
Cash and equivalents at end of period                $    94    $ 2,721
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

      The Company's condensed interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission (the "SEC") on April 10, 1998.

      Certain amounts in the 1997 financial statements have been reclassified to reflect the one-for-six reverse stock split (the "Reverse Stock Split") of the Company's Common Stock, $0.01 par value per share (the "Common Stock"), that was effective on May 27, 1998. Certain other amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

2.    NET INCOME (LOSS) PER COMMON SHARE

      For the three and six month periods ended June 30, 1998 and 1997 basic earnings (loss) per share was computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during these periods. For the three and six month periods ended June 30, 1998 diluted earnings per share was computed by dividing net income attributable to common stockholders by the diluted number of common shares outstanding which includes the weighted average number of common shares outstanding and common stock equivalents relating to convertible Series A Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), convertible Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), and the exercise of stock options and warrants. Common stock equivalents were not included in the calculation of diluted loss per share for the three and six month period ended June 30, 1997 due to their anti-dilutive effect.

3.    STOCKHOLDERS' EQUITY

      On May 15, 1998, the Company issued 41,667 shares of Common Stock (adjusted to reflect the Reverse Stock Split) to International Interest Group, Inc. ("IIG") as part of the settlement of a lawsuit filed by IIG on February 13, 1997. Warrants to purchase an additional 75,000 shares of Common Stock (adjusted to reflect the Reverse Stock Split) at an exercise price of $3.38 per share (adjusted to reflect the Reverse Stock Split), subject to certain adjustments from time to time, were also issued in connection with the settlement. These warrants are exercisable beginning on November 16, 1998 to and including May 14, 2002.

      On July 7, 1998, the Company filed a registration statement with the SEC to register the shares of Common Stock issued to IIG and the shares of Common Stock issuable upon the exercise of the warrants issued to IIG. This registration statement has not yet been declared effective by the SEC.

      On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which the Company issued 350,000 shares of the Company's Series C Preferred Stock for an aggregate price of $7 million before approximately $613,000 of commissions and expenses. In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase up to 66,667 shares of Common Stock (adjusted to reflect the Reverse Stock Split) to the purchasers of the Series C Preferred Stock and warrants to purchase up to 23,333 shares of Common Stock (adjusted to reflect the Reverse Stock Split) to certain finders. The exercise price of such warrants is $15.68 per share (adjusted to reflect the Reverse Stock Split), subject to certain adjustments from time to time.

                           THE NATIONAL REGISTRY INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS--UNAUDITED

4.    IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, issued by the Financial Accounting Standards Board. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

      As of January 1, 1998, the Company adopted Statement of Position 97-2 (SOP 97-2), SOFTWARE REVENUE RECOGNITION, issued by the American Institute of Certified Public Accountants. SOP 97-2 changes the requirements for revenue recognition relating to software sales. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

5.    YEAR 2000 EXPOSURE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. For a discussion of certain risks associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS included in this quarterly report and in other reports, proxy and informational statements and other information of the Company filed with the SEC.

RECENT DEVELOPMENTS

PLAN TO CHANGE COMPANY NAME - On July 7, 1998, the Company announced its intention to solicit stockholder approval for a formal name change to SAFLINK(TM) Corporation at a yet to be scheduled stockholders' meeting. The Company recently organized a wholly owned subsidiary named SAFLINK(TM) Corporation that is conducting all of the Company's business activities until the Company submits the proposed name change to its stockholders.

STRATEGIC ALLIANCE WITH WEBLINK COMMUNICATIONS - On July 7, 1998, the Company announced that it had signed a letter of intent with WebLink Communications, Inc. to form a strategic alliance to develop and market SAFsite(TM), a cost effective new security solution for the Internet. SAFsite(TM) is based on the Company's standards-based SAF(TM) architecture and is scheduled for release in the third quarter of 1998.

REVERSE STOCK SPLIT - A one-for-six reverse stock split of the Common Stock approved by the Company's stockholders on May 12, 1998 became effective on May 27, 1998 to stockholders of record at the close of business on May 26, 1998.

NASDAQ - The Company received notification from the Nasdaq Stock Market, Inc. (the "Nasdaq") on June 18, 1998 that the Common Stock was in compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310 (c)(4) ("Rule (c)(4)"). The Company estimates that, as of July 31, 1998, it is not in compliance with Marketplace Rule 4310 (c)(2) ("Rule (c)(2)"), which requires the Company to maintain (i) net tangible assets of $2 million; (ii) a market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The Company is evaluating strategies that would bring it back into compliance by the end of the third quarter. There is no assurance that the Common Stock will be in compliance with Rules 4310(c)(4) or 4310 (c)(2) at any time or that the Common Stock will not be delisted from the Nasdaq SmallCap Market (the "SmallCap Market"). If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them.

STOCK OPTION GRANT - On July 1, 1998, the Board of Directors of the Company granted, under the Company's 1992 Stock Incentive Plan (the "Plan"), options to acquire in the aggregate up to 643,000 shares of Common Stock at $1.38 per share, the closing price of the Common Stock on the SmallCap Market on July 1, 1998, to employees of the Company. Such option grants shall vest one third on each of the first three anniversaries of the grant date. The Company hired an independent compensation consultant to advise the Board of Directors in its consideration and determination of whether to grant options and if so, how many, to certain employees of the Company. Such consultant provided the Company with an analysis of option grant and compensation information of other public companies so that the Company could provide its employees with competitive compensation levels. As part of such grant, Jeffrey P. Anthony, Clinton C. Fuller and James W. Shepperd each received a grant of options to acquire 150,000, 90,000 and 30,000 shares of Common Stock, respectively.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

A.    RESULTS OF OPERATING ACTIVITIES

      For the three and six months ended June 30, 1998, the Company generated net income of approximately $1,019,000 and $758,000, respectively. This compares to net losses of approximately ($2,109,000) and ($3,773,000), respectively, for the comparable periods in 1997. The increases of approximately $3,128,000 and $4,531,000 in net income for the three and six months ended June 30, 1998 were due primarily to increases in gross profit of approximately $2,074,000 and $2,916,000, respectively, and decreases in operating expenses of approximately $865,000 and $1,485,000, respectively. The increases in gross profit were primarily attributable to increases in revenue and increases in the gross margin percentages compared to the same periods in 1997. Approximately $501,000 and $660,000 of operating expenses during the three and six months ended June 30, 1998, respectively, and approximately $149,000 and $301,000 of operating expenses during the comparable periods in 1997, were from non-cash items, including depreciation, compensation related to warrants that were issued as part of the IIG settlement and finders fees related to the agreements with XL Vision, Inc. ("XL Vision"), amortization of deferred compensation, and compensation related to the transfer of assets.

REVENUE AND GROSS PROFIT

      For the three and six months ended June 30, 1998, the Company reported operating revenues of approximately $2,600,000 and $3,947,000, respectively, compared to revenues of approximately $386,000 and $668,000 for the same periods in 1997. The increases of approximately $2,214,000 and $3,279,000 for such three and six month periods, respectively, were primarily due to the sale of prepaid seat licenses to XL Vision. Revenues for the three months ended June 30, 1998 consisted of approximately $2,325,000 related to the sale of prepaid seat licenses for software products and services to XL Vision, approximately $143,000 from ongoing maintenance revenue from the states of Connecticut and New Jersey, and approximately $132,000 related to sales of software, hardware and services to various other commercial users. Revenues for the six months ended June 30, 1998 consisted of approximately $3,325,000 related to the sale of seat licenses for software products and services to XL Vision, approximately $255,000 from ongoing maintenance revenue from the states of Connecticut and New Jersey, and approximately $367,000 related to sales of software, hardware and services to various other commercial users. The Company's contract with New Jersey expired on June 30, 1998. The Company continues to provide services on a month-to-month basis to New Jersey while the contract is being renegotiated. The Company's contract with Connecticut will expire in December 1998 unless the contract is renewed.

      The Company's gross margin percentages for the three and six months ended June 30, 1998 were 91% and 86%, compared to 74% and 73%, for the same periods in 1997. The increases from 1997 to 1998 were primarily due to the change in product mix which included more software sales during 1998.

OPERATING EXPENSES

      Total operating expenses for the three and six months ended June 30, 1998 decreased approximately $865,000 or 35% and $1,485,000 or 34% to approximately $1,594,000 and $2,897,000, respectively, from approximately $2,459,000 and $4,382,000, respectively, for the same periods in 1997. These decreases were primarily due to the Company's continuation of its expense reduction plan, the sale of its healthcare line of business, and its elimination of expenses outside of its current strategic focus. The following table provides a breakdown of the changes in operating expenses for the three and six months ended June 30, 1998 as compared to the same periods in 1997:

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)


                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                   JUNE 30, 1998                 JUNE 30, 1998
(DOLLARS IN THOUSANDS)
                                INCREASE  (DECREASE)         INCREASE   (DECREASE)
                                   $           %                 $           %
                                 ------    --------           -------     ------
Sales and marketing              $(458)         (62)%         $  (681)     (53)%
Royalties                          (18)         (13)              (18)      (7)
Product development               (369)         (50)             (776)     (53)
General and administrative         (20)          (2)              (10)      (1)
                                 =====      =======           =======      ===
                                 $(865)         (35)%         $(1,485)     (34)%
                                 =====      =======           =======      ===


SALES AND MARKETING

      The decreases in sales and marketing expenses were primarily due to decreases in employee expense, travel, professional consulting services, and advertising expenses. These decreases are due primarily to the Company's decision to eliminate expenditures in areas identified as being outside of the Company's current strategic focus on indirect sales and marketing of commercial software products. As part of such efforts, the Company sold its healthcare line of business, eliminated a portion of its other sales and marketing staff and closed certain offices shifting such efforts to certain of the Company's strategic partners.

      The Company has attempted to market its biometric identification and authentication technology ("I&A") for a wide range of potential uses including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring on-line fraud, enhancing security in the healthcare industry and deterring fraud in government social services programs. While the Company has received favorable responses from a limited number of commercial customers and believes that the Company's new SAFsite(TM) product will meet a demonstrated market need, there is no assurance that the Company will be able to secure additional contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require for the testing, evaluating and piloting of applications.

      The Company expects that certain sales and marketing expenses will increase if sales of the Company's products continue to increase.

PRODUCT DEVELOPMENT

      The decreases in product development expenses were primarily due to reductions in employee expense, travel and professional consulting services related to the elimination of expenditures outside of the Company's current strategic focus.

      The Company's hardware product strategy has historically been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into digital form. However, the Company has transitioned out of hardware development in order to focus its resources on software and market development. The Company believes it has successfully transitioned out of hardware development through its focus on sales of software products that support alternative lower-cost hardware technology currently emerging from other suppliers.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

      The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those kits to develop and market a series of packaged applications that provide biometric authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include biometric processing of face, voice, and finger on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server using finger imaging. The kits operate on Windows 95(TM) and Windows NT(TM) personal computers and on Windows NT(TM), Sun Solaris(TM), DEC Alpha(TM), IBM AIX(TM) and HP Unix(TM) servers. Client/server packaged applications developed to date and currently being marketed are the Screen Saver for Windows 95(TM), the Secure Authentication Facility for Windows NT(TM) and the Secure Authentication Facility for Unicenter(R) TNG(TM) single sign-on module for Windows NT(TM). The Company has also developed additional products within the Secure Authentication Facility product line for Internet applications including Secure Authentication Facility for Internet Information Server(TM) and expects to introduce its SAFsite(TM) product in the third quarter of 1998.

      There is no assurance that the Company has successfully transitioned out of hardware development and into software development, that alternative lower-cost hardware technology will be commercially available, that the Company will be able to develop additional software products, or that the Company will successfully market its technology. Even if the Company has transitioned out of hardware development, new hardware technology is available, and the Company develops additional software products, there is no assurance that the Company will be able to generate significant sales, or, if the Company is able to consummate significant sales, that such sales will be profitable.

      The Company expects to continue to incur product development costs as it develops additional products and enhances existing products.

GENERAL AND ADMINISTRATIVE

      The decreases in general and administrative expenses were primarily due to decreases in employee expense, travel, telephone, and other expenses, partially offset by increases in rent, insurance, and outside services which included approximately $168,000 in finder's fees associated with the XL Vision agreements and $167,000 associated with the settlement of the IIG lawsuit. The Company expects certain general and administrative costs to increase if sales of the Company's products continue to increase.

B. LIQUIDITY AND CAPITAL RESOURCES

      Cash and working capital (deficit) as of June 30, 1998 were approximately $94,000 and $1,267,000, respectively, compared to approximately $298,000 and ($212,000), respectively, as of December 31, 1997. The decrease in the Company's cash as of June 30, 1998 compared to December 31, 1997 is primarily due to the payment of $300,000 to IIG in settlement of a lawsuit and the reduction of accounts payable and other accrued expenses. The increase in working capital is primarily due to the increase in accounts receivable generated by the Company's agreements with XL Vision during the six months ended June 30, 1998. Cash and working capital as of June 30, 1997 were approximately $2,771,000 and $3,092,000, respectively.

      On February 6, 1997, the Company completed the Series C Preferred Stock Private Placement pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Series C Preferred Stock for an aggregate purchase price of $7 million before approximately $613,000 of commissions and expenses. The Series C Preferred Stock carries a six percent per annum accretion which the Company treated as a dividend resulting in a charge to net income and a credit to capital in excess of par value. The Company recorded accretion of approximately $75,000 and $149,000 for the three and six month periods ended June 30, 1998, respectively, compared to $106,000 and $167,000 for the same periods in 1997. The Company recorded no deemed dividends during the three and six month periods ended June 30, 1998 and deemed dividends of approximately $490,000 in the three and six month periods ended June 30, 1997.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

      All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at the lesser of (i) $14.25 per share (adjusted to reflect the Reverse Stock Split) or (ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be automatically converted into shares of Common Stock. No shares of the Series C Preferred Stock were converted during the three months ended June 30, 1998. During the six months ended June 30, 1998, 9,750 shares of Series C Preferred Stock were converted into 131,578 shares of Common Stock (adjusted to reflect the Reverse Stock Split) including 6,910 shares (adjusted to reflect the Reverse Stock Split) attributable to accrued dividends on such shares of Series C Preferred Stock. During the three and six months ended June 30, 1997, 1,250 shares of Series C Preferred Stock were converted into 3,292 shares of Common Stock (adjusted to reflect the Reverse Stock Split), including 72 shares (adjusted to reflect the Reverse Stock Split) attributable to accrued dividends on such converted shares. On July 7, 1998, 20,000 shares of Series C Preferred Stock were converted into 392,157 shares of Common Stock. An additional 33,263 shares of Common Stock attributable to accrued dividends will be issued in August 1998 on such converted shares.

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

      As part of the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 66,667 shares of Common Stock (adjusted to reflect the Reverse Stock Split) at an exercise price of $15.68 per share (adjusted to reflect the Reverse Stock Split), subject to certain adjustments from time to time. The warrants expire on February 4, 2002. In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 23,334 shares of Common Stock (adjusted to reflect the Reverse Stock Split) at an exercise price of $15.68 per share (adjusted to reflect the Reverse Stock Split), subject to certain adjustments from time to time, to certain finders. Of such warrants, warrants to purchase up to 11,667 shares of Common Stock (adjusted to reflect the Reverse Stock Split) are exerciseable through February 4, 2000, with the remaining warrants being exercisable through February 4, 2002.

      On March 17, 1997, the Company filed a registration statement with the SEC to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. The registration statement was declared effective by the SEC on May 23, 1997 and the Company believes that this satisfies its registration requirements with respect to the Series C Preferred Stock Private Placement.

      On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into a Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ each agreed to loan up to $300,000 to BIOMETRX for working capital purposes. The Company and BCBSNJ each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. BIOMETRX has not commenced operations, and management has determined to dissolve the corporation. On May 27, 1998, the Company received approximately $57,000 from BIOMETRX as partial repayment of the loan.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

      Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annum, which is cumulative and is payable, at the option of the Company (subject to certain conditions) in cash or shares of Common Stock, quarterly in arrears, but in no event later than the conversion date applicable to such shares of Series C Preferred Stock. No shares of Common Stock were issued as dividends during the three months ended June 30, 1998. During the six months ended June 30, 1998, the Company issued 6,910 shares of Common Stock (adjusted to reflect the Reverse Stock Split) as dividends related to the Series C Preferred Stock.

      The Company used net cash of approximately $186,000, excluding $18,000 in capital expenditures, during the six months ended June 30, 1998. Cash as of August 10, 1998 was approximately $140,000. On July 7, July 30, and August 3, 1998 the Company received $275,000, $100,000, and $175,000, respectively, from XL Vision in connection with the agreement entered into on May 12, 1998. On July 7, 1998 the Company paid Cogent Systems, Inc. ("Cogent") $125,000 in connection with the licensing agreement between Cogent and the Company. Under such agreement, the Company is obligated to pay Cogent an additional $125,000 on October 1, 1998. On August 5, 1998, the Company paid Veridicom, Inc. ("Veridicom") $50,000 in connection with the licensing agreement between Veridicom and the Company. The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds during 1998 to continue its operations. While the Company is scheduled to receive $275,000 from XL Vision during September 1998 and an additional $550,000 during the remainder of 1998, the Company does not believe that the receipt of such payments will be adequate to meet the Company's cash flow requirements. Accordingly, the Company is reviewing the options available to it to obtain additional financing. These options include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain assets of the Company, and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital or other transaction would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a diluted basis. There is a significant likelihood that additional funding will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

C.    FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to other information contained in this quarterly report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's limited operating history and substantial accumulated net losses, the Company's need for additional funds, the SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the SmallCap Market, technological and market uncertainty, competition, the Company's dependence upon software licensors, and control of the Company.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

      From its commencement of business in October 1991 through the end of 1997, the Company was principally engaged in organizational, development and marketing activities. The Company has an accumulated net loss of approximately $43,066,000 since inception through June 30, 1998. Although the Company generated approximately $609,000 of net income attributable to common stockholders on revenues of approximately $3,947,000 during the six months ended June 30, 1998, there is no assurance that the Company will continue to generate significant revenues or any net income in the future.

NEED FOR ADDITIONAL FUNDS

      The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. Accordingly, the Company is reviewing the options available to it to obtain additional financing. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a diluted basis. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

      On May 29, 1998, the Company received notice from Nasdaq that the Common Stock would be delisted from the SmallCap Market for non-compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4) effective the close of business on June 8, 1998, unless the Company requested a temporary exception to the new requirements by sending a hearing request to Nasdaq prior to the close of business on June 5, 1998. On June 2, 1998, the Company sent a letter to Nasdaq requesting a hearing which, pursuant to the above-referenced May 29, 1998 Nasdaq letter, stayed the delisting of the Common Stock. By letter dated June 17, 1998 Nasdaq notified the Company of the procedure required to be filed to proceed with such a hearing. On June 18, 1998, a letter was sent to Nasdaq on behalf of the Company confirming that the Company was in compliance with Rule 4310(c)(4) as of such date. By letter dated June 22, 1998, Nasdaq confirmed that the Company was in compliance with Rule 4310(c)(4). There is no assurance that the Common Stock will continue to be in compliance with Rule 4310(c)(4) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them.

      On May 29, 1998 the Company received notification from Nasdaq that the Company was not in compliance with Rule 4310(c)(2) that requires the Company to maintain (i) net tangible assets of $2 million; (ii) market capitalization of $35 million; or (iii) net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Nasdaq requested that the Company demonstrate compliance with Rule 4310(c)(2) by June 22, 1998 in a publicly filed document with the SEC. Pursuant to such letter, on June 12, 1998 the Company filed a Form 8-K attaching its balance sheet as of May 31, 1998 and its statement of operations for the five months ended May 31, 1998. The Company estimates that it is not in compliance with Rule 4310(c)(2) as of July 31, 1998. Although the Company is reviewing the options available to it to obtain additional equity to put it into compliance with Rule 4310(c)(2), there is no assurance that such equity will be available. Additionally, there is no assurance

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

that the Company will be able to make itself compliant with Rule 4310(c)(2), that the Company will be in compliance with Rule 4310(c)(2) in the future or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders thereof to sell them.

TECHNOLOGICAL AND MARKET UNCERTAINTY

      The development and marketing of the Company's products and services may be impeded by problems relating to the development, production, distribution or marketing of its products and services, which problems may be beyond the financial and technical abilities of the Company to solve. Technology employed in I&A is subject to rapid change, and more advanced or alternate technology employed by competitors, currently or in the future, and not available to the Company could give such competitors a significant advantage over the Company. In addition, concerns about unauthorized (including government) access to private information may impede market acceptance of I&A systems. Further, there is no assurance that products and services developed by competitors of the Company will not significantly limit the potential market for the Company's products and services or render the Company's products and services obsolete. Finally, there is no assurance that laws, rules or regulations will not be adopted in such a manner as will materially adversely affect the Company.

COMPETITION

      The Company is attempting to compete in the highly competitive market for network and internet security which is dominated by more traditional I&A techniques (such as cards, keys, passwords and personal information). A number of other companies also have biometric I&A technology and have sold systems incorporating such technology in the United States. The Company is aware of several other companies which produce or are developing other biometric I&A technologies which may compete with the Licensed Technology (as defined below) or may be integrated into I&A products and services that are competitive with those offered by the Company. Such technologies include identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with companies which have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against these companies or technologies.

DEPENDENCE UPON SOFTWARE LICENSORS

      The Company has acquired certain rights to biometric I&A software (the "Licensed Technology") under agreements with software algorithm suppliers including Cogent and Veridicom that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Under the terms of the license agreement with Cogent (the "Cogent Agreement"), the Company was granted a worldwide exclusive license, commencing April 1, 1992 and expiring October 1, 1999, to all commercial applications of Cogent's finger image identification technology and worldwide non-exclusive rights to Cogent's finger image identification technology for governmental applications, other than those relating to law enforcement, with respect to which no rights were granted to the Company. The expiration of such license agreement will be extended until October 1, 2009, provided that the Company makes a $10 million cash payment to Cogent on or prior to October 1, 1999 (the "Extension Payment"). In addition, the Company is required to make minimum quarterly royalty payments of $125,000 due January 1, April 1, July 1, and October 1 of each year during the term of the Cogent Agreement. Although the Company is not in default of such agreement as of the date hereof, there is no assurance that such defaults will not occur in the future or that the Company will make the minimum royalty payments or the Extension Payment.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

      Regardless of whether the Extension Payment is made, pursuant to the Cogent Agreement, certain exclusive rights with respect to commercial markets the Company had not entered as of April 1, 1997, became nonexclusive as of such date. For commercial markets the Company had not entered as of April 1, 1997, including any segment thereof, as required under the terms of the Cogent Agreement, the Company stands to lose its exclusivity in those markets and upon expiration of the Cogent Agreement (whether as a result of an event of default or expiration of the license period, if the Company does not make the Extension Payment on or prior to October 1, 1999 or minimum royalty payments as required), the Company would lose all of its rights to use Cogent's technology which could substantially impair the Company's ability to offer finger imaging based on one to many matching on unlimited population sizes unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there is no assurance

      Although the Company's products can be sold without biometric I&A technology to which it has licenses, any loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to compete with products including such technology.

CONTROL OF THE COMPANY

      As of June 30, 1998, J. Anthony Forstmann and RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), beneficially owned approximately 13.9% and 9.3% of the Common Stock, respectively. Mr. Forstmann and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by the other, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company. As of June 30, 1998, Home Shopping Network, Inc. owned 100,000 shares of the Series A Preferred Stock convertible into approximately 1,056,026 shares or 13.9% of the Common Stock and Clearwater Fund IV, L.L.C. owned 250,000 shares of Series C convertible into approximately 4,144,000 shares or 38.8% of the Common Stock. Accordingly, such entities, independently or with one or more of the other persons or entities set forth above, are in a position upon conversion to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      A one-for-six reverse stock split of the Common Stock became effective on May 27, 1998 to stockholders of record at the close of business on May 26, 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of its Stockholders held on May 12, 1998 (the "Annual Meeting") the stockholders of the Company approved the following proposals:

      PROPOSAL 1.  ELECTION OF DIRECTORS

      The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

NAME                     VOTES FOR    VOTES AGAINST   VOTES WITHHELD    BROKER NON-VOTES
----                     ---------    -------------   --------------    ----------------

Jeffrey P. Anthony       32,821,795          0            408,611                0

Frank M. Devine          32,826,795          0            403,611                0

J. Anthony Forstmann     32,825,795          0            404,611                0

Donald C. Klosterman     32,825,795          0            404,611                0

John L. Gustafson        32,826,195          0            404,211                0

Don M. Lyle              32,826,195          0            404,211                0

Francis R. Santangelo    32,827,195          0            403,211                0

Robert J. Rosenblatt     32,825,195          0            405,211                0


PROPOSAL 2.  AMENDMENT TO EFFECT A REVERSE STOCK SPLIT

      The proposed amendment to the Certificate of Incorporation (the "Certificate") to effect a one-for-six reverse stock split of the Common Stock was approved with 31,025,517 votes for the proposal, 2,123,735 votes against the proposal, 81,154 votes abstaining and 0 broker non-votes.

PROPOSAL 3.  AMENDMENT TO DECREASE AUTHORIZED COMMON STOCK

      The proposed amendment to the Certificate to decrease the authorized Common Stock from 75,000,000 shares to 25,000,000 shares was approved with 31,220,942 votes for the proposal, 1,768,030 votes against the proposal, 241,434 votes abstaining and 0 broker non-votes.

PROPOSAL 4.  AMENDMENT TO 1992 STOCK INCENTIVE PLAN

      The proposed amendment to the Company's 1992 Stock Incentive Plan to increase from 4,700,000 (783,334 on a post-split basis) to 15,000,000 (2,500,000 on a post-split basis), the number of shares of Common Stock authorized for issuance thereunder was approved with 11,674,489 votes for the proposal, 2,875,205 votes against the proposal, 171,879 votes abstaining and 18,508,833 broker non-votes.

PROPOSAL 3.  APPOINTMENT OF INDEPENDENT AUDITORS

      The appointment by the Board of Directors of the Company of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified with 32,914,720 votes for the proposal, 158,672 votes against the proposal, 157,014 votes abstaining and 0 broker non-votes.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

                EXHIBIT
                NUMBER
                -------
                  11      Computation of Earnings Per Share
                  27      Financial Data Schedule (Electronic filing only)

      (B)  REPORTS ON FORM 8-K

                  The Company filed a Form 8-K on May 29, 1998 announcing certain management changes and the effectiveness of the Reverse Stock Split.

                  The Company filed a Form 8-K on June 12, 1998 which included a balance sheet as of May 31, 1998 and a statement of operations for the five months ended May 31, 1998.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE NATIONAL REGISTRY INC.




DATE: AUGUST 14, 1998                    BY: /s/ JAMES W. SHEPPERD
                                             --------------------------
                                                 JAMES W. SHEPPERD
                                                 CHIEF FINANCIAL OFFICER
                                                 AND PRINCIPAL FINANCIAL OFFICER

                                  EXHIBIT INDEX


EXHIBIT 11 - Computation of Earnings per Share

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)