Form 10-Q
period 1998-09-30
NATIONAL REGISTRY INC
filed 1998-11-16
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                  2502 ROCKY POINT DRIVE, TAMPA, FLORIDA 33607
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (813) 636-0099
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

      THERE WERE 6,954,465 SHARES OF OUTSTANDING COMMON STOCK OF THE REGISTRANT AS OF NOVEMBER 9, 1998.

TOTAL NUMBER OF PAGES: 19                        EXHIBIT INDEX BEGINS ON PAGE 18
================================================================================

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   SEPTEMBER 30,     DECEMBER 31,
                            ASSETS                                     1998              1997
                                                                    (UNAUDITED)        (AUDITED)
                                                                   ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                      $        88        $       298
  Accounts receivable - net                                              947                472
  Inventory                                                              116                362
  Prepaid expenses                                                       249                272
  Other                                                                   17                 17
                                                                 -----------        -----------
    Total current assets                                               1,417              1,421

Furniture and equipment, net                                             634              1,052

Investments                                                              306                105
                                                                 -----------        -----------
                                                                 $     2,357        $     2,578
                                                                 ===========        ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $       486        $       677
  Accrued expenses                                                       301                956
  Deferred revenue                                                       478                174
                                                                 -----------        -----------
    Total current liabilities                                          1,265              1,807



STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value convertible
    Authorized - 1,000,000 shares
    Issued and outstanding
     Series A - Liquidation preference $100 per
      share, 100,000 shares issued and outstanding
      as of September 30, 1998 and December 31, 1997                       1                  1
     Series C - Liquidation preference $20 per
      share, 230,000 shares issued and outstanding
      as of September 30, 1998 and 259,750 shares
      issued and outstanding as of December 31,
      1997, respectively                                                   2                  3
  Common stock, $.01 par value
    Authorized - 25,000,000 and 75,000,000 shares
     as of September 30, 1998 and December 31, 1997,
     respectively
    Issued and outstanding -
     6,954,462 and 6,355,776 shares as of September
     30, 1998 and December 31, 1997, respectively                         69                 64
  Capital in excess of par value                                      45,107             44,378
  Accumulated deficit                                                (44,087)           (43,675)
                                                                 -----------        -----------
                                                                       1,092                771
                                                                 -----------        -----------
                                                                 $     2,357        $     2,578
                                                                 ===========        ===========

SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                 1998                 1997               1998               1997
                                            -------------         ------------       ------------      -------------
Post contract services revenue              $         126         $        127       $        381      $         381
Net product and service revenue                       311                  389              4,003                803
                                            -------------         ------------       ------------      -------------
  Total revenue                                       437                  516              4,384              1,184

Cost of products and services sold                    248                  234                792                415
                                            -------------         ------------       ------------      -------------
  Gross profit                                        189                  282              3,592                769

Operating expenses:
  Sales and marketing                                 599                  641              1,195              1,918
  Royalties                                           125                  127                375                395
  Product development                                 291                  483                973              1,941
  General and administrative                          130                  831              1,499              2,210
                                            -------------         ------------       ------------      -------------
Total operating expenses                            1,145                2,082              4,042              6,464

Other income                                            4                   25                256                147
                                            -------------         ------------       ------------      -------------
Net income (loss)                                    (952)              (1,775)              (194)            (5,548)

Preferred stock dividend                               69                  980                218              1,470
                                            -------------         ------------       ------------      -------------
Net income (loss) attributable to
  common stockholders                       $      (1,021)        $     (2,755)      $       (412)     $      (7,018)
                                            =============         ============       ============      =============
Basic and diluted earnings (loss)
per share                                   $       (0.15)        $      (0.47)      $      (0.06)     $       (1.21)

Weighted average number of
common shares outstanding                           6,902                5,859              6,736              5,794

Diluted number of common
shares outstanding                                 12,934                8,852             12,918              8,834

SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1998                  1997
                                                               -----------------     -----------------
Cash used in operating activities:

  Net income (loss)                                            $           (194)     $         (5,548)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Amortization of deferred compensation                                   18                    45
     Compensation related to transfer of assets                               6                     -
     Issuance of stock for legal settlement
      and services                                                          141                   323
     Issuance of warrants for legal settlement
      and services                                                          335                     -
     Depreciation                                                           448                   420
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Accounts receivable                                                 (475)                 (198)
       Inventories                                                          246                  (355)
       Prepaid expenses                                                      23                   (57)
       Other assets                                                        (201)                  (28)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                            (846)                 (243)
       Deferred revenue                                                     304                    (3)
                                                               ----------------      ----------------
  Net cash provided (used) by operating activities                         (195)               (5,644)


Cash used in investing activities:
       Purchase of equipment                                                (15)                 (462)

Cash provided by financing activities:
       Issuance of preferred stock                                           --                 6,397
                                                               ----------------      ----------------
Net (decrease) increase in cash and equivalents                            (210)                  291

Cash and equivalents at beginning of period                                 298                   914
                                                               ----------------      ----------------
Cash and equivalents at end of period                          $             88      $          1,205
                                                               ================      ================

SEE ACCOMPANYING NOTES

================================================================================
                           THE NATIONAL REGISTRY INC.
================================================================================
              NOTES TO CONDENSED FINANCIAL STATEMENTS -- UNAUDITED

1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual financial statements of The National Registry Inc. (the "Company" or "NRI"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying financial statements.

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

         All share and per share amounts in the 1997 financial statements, the notes thereto, and Management's Discussion and Analysis have been reclassified to reflect the one-for-six reverse stock split (the "Reverse Stock Split") of the Company's common stock, $0.01 par value per share (the "Common Stock"), that was effective on May 27, 1998. Certain other amounts in the 1997 financial statements and the notes thereto have been reclassified to conform with the 1998 presentation of such items.

2.       NET INCOME (LOSS) PER COMMON SHARE

         For the three and nine month periods ended September 30, 1998 and 1997 basic and diluted loss per share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during these periods. Common stock equivalents were not included in the calculation of diluted loss per share due to their anti-dilutive effect.

3.       STOCKHOLDERS' EQUITY

         On July 1, 1998, the Board of Directors of the Company granted, under the Company's 1992 Stock Incentive Plan (the "Plan"), options to acquire in the aggregate up to 643,000 shares of Common Stock at $1.38 per share, the closing price of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market"), to certain officers and employees of the Company. Such option grants shall vest one third on each of the first three anniversaries of the grant date. The Company hired an independent compensation consultant to advise the Board of Directors in its consideration and determination of whether to grant options and if so, how many, to each officer and employee of the Company. Such consultant provided the Company with an analysis of option grant and compensation information of other public companies so that the Company could determine whether it would be appropriate to grant additional options to its officers and employees in an attempt to provide competitive compensation packages.

         On May 15, 1998, the Company issued 41,667 shares of Common Stock to International Interest Group, Inc. ("IIG") as part of the settlement of a lawsuit filed by IIG on February 13, 1997. Warrants to purchase an additional 75,000 shares of Common Stock at an exercise price of $3.38 per share, subject to certain adjustments from time to time, were also issued in connection with the settlement. These warrants are exercisable beginning on November 16, 1998 to and including May 14, 2002.

         On July 7, 1998, the Company filed a registration statement with the SEC to register the shares of Common Stock issued to IIG and the shares of Common Stock issuable upon the exercise of the warrants issued to IIG. This registration statement was declared effective by the SEC on September 11, 1998.

                           THE NATIONAL REGISTRY INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS--UNAUDITED

         On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which the Company issued 350,000 shares of the Company's Series C Preferred Stock for an aggregate price of $7 million before approximately $613,000 of commissions and expenses. In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase up to 66,667 shares of Common Stock to the purchasers of the Series C Preferred Stock and warrants to purchase up to 23,333 shares of Common Stock to certain finders. The exercise price of such warrants is $15.68 per share, subject to certain adjustments from time to time.

4.       IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), REPORTING COMPREHENSIVE INCOME, issued by the Financial Accounting Standards Board. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

         As of January 1, 1998, the Company adopted Statement of Position 97-2 ("SOP 97-2") SOFTWARE REVENUE RECOGNITION, issued by the American Institute of Certified Public Accountants. SOP 97-2 changes the requirements for revenue recognition relating to software sales. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

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

RECENT DEVELOPMENTS

NASDAQ - On November 10, 1998, the Company received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that the Common Stock was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Marketplace Rule 4310(c)(4) ("Rule 4310(c)(4)"). Pursuant to such letter, the Company has been provided with ninety calendar days, which expires on February 10, 1999, to regain compliance with such standard. If the Common Stock does not regain compliance by maintaining a closing bid price of $1.00 or greater for at least 10 consecutive trading days, the Common Stock could be delisted from the SmallCap Market effective with the close of business on February 10, 1999. The Company estimates that, as of November 10, 1998, it is not in compliance with Nasdaq Marketplace Rule 4310(c)(2) ("Rule 4310(c)(2)"), which requires the Company to (i) maintain net tangible assets of $2 million;
(ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

         The Company is evaluating strategies that would bring it back into compliance with both rules. These strategies include expanding strategic alliances, creating additional strategic alliances, selling and issuing capital stock of the Company and selling certain assets of the Company. There is no assurance that the Company and the Common Stock will be in compliance with Rule 4310(c)(2) or Rule 4310(c)(4) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them. In addition, it could also adversely affect the Company's ability to raise funds. See "--Liquidity and Capital Resources--Subsequent to September 30, 1998."

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

PLAN TO CHANGE COMPANY NAME - On July 7, 1998, the Company announced its intention to solicit stockholder approval for a formal name change to SAFLINK(TM) Corporation at a yet to be scheduled stockholders' meeting. The Company organized a wholly owned subsidiary named SAFLINK(TM) Corporation that is conducting all of the Company's business activities until the Company submits the proposed name change to its stockholders.

STRATEGIC ALLIANCE WITH WEBLINK COMMUNICATIONS - On July 7, 1998, the Company announced that it had signed a letter of intent with WebLink Communications, Inc. ("Weblink") to form a strategic alliance to develop and market SAFsite(TM), a cost effective new security solution for the Internet. The Company released SAFsite(TM) in early October 1998, but has been unable to reach a definitive agreement with Weblink concerning a strategic alliance and is currently pursuing other strategies for marketing and distribution of its Internet products.

YEAR 2000 EXPOSURE

         The Company is currently working to resolve the potential impact of the year 2000 ("Y2K") problem on the processing of date-sensitive information by computerized information systems. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company has not fully completed its efforts to insure that the Y2K problem will not have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods.

         The Company has, to date, determined that (i) all of the software that it has developed for sale to others is Y2K compliant and (ii) all of the developers of other software that it has acquired for use in its business have publicly stated that their products are also Y2K compliant. However, the Company has not yet determined the impact that a Y2K failure suffered by customers or other suppliers would have on the Company, but believes such a failure could have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. The Company has not developed a contingency plan for dealing with any such failures, and is currently evaluating the necessity of developing such a plan. Based on the information the Company has developed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows in future periods. The Company plans to devote the necessary resources to resolve remaining significant Y2K issues in a timely manner.

A.       RESULTS OF OPERATING ACTIVITIES

         For the three and nine month periods ended September 30, 1998, the Company incurred net losses of approximately $952,000 and $194,000, respectively. This compares to net losses of approximately $1,775,000 and $5,548,000, respectively, for the comparable periods in 1997. The third quarter decrease in net loss of approximately $823,000 was primarily due to a reduction in operating expenses of approximately $937,000, partially offset by a reduction in gross profit of approximately $93,000. The $5,354,000 decrease in net loss for the nine months ended September 30, 1998 was primarily due to a gross profit increase of approximately $2,823,000 coupled with a decrease in operating expenses of approximately $2,422,000. The decrease in third quarter gross profit was due to a decrease in revenue of approximately $79,000 coupled with lower profit margins, while the increase in year-to-date gross profit was primarily attributable to an increase in revenue from software sales of approximately $3,200,000. Approximately $147,000 and $807,000 of operating expenses during the three and nine month periods ended September 30, 1998, respectively, and approximately $164,000 and $465,000 of operating expenses during the comparable periods in 1997, were from non-cash items. Such non-cash items included depreciation, compensation related to

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

warrants that were issued as part of a legal settlement with IIG and finders fees related to the reseller and prepaid license agreements with XL Vision, Inc. ("XL Vision"), amortization of deferred compensation, and compensation related to the transfer of certain assets.

REVENUE AND GROSS PROFIT

         For the three and nine month periods ended September 30, 1998, the Company reported total revenues of $437,000 and $4,384,000, respectively, compared to total revenues of $516,000 and $1,184,000 for the same periods in 1997. The $79,000 decrease in third quarter revenues was primarily due to a $78,000 reduction in product and service revenue while the $3,200,000 increase for the nine-month period was primarily due to the sale of prepaid licenses to XL Vision.

         Revenues for the three months ended September 30, 1998 consisted of approximately $122,000 related to the sale of prepaid licenses for software products and services to XL Vision, $126,000 of ongoing maintenance revenue from the states of Connecticut and New Jersey and $189,000 from sales of software, hardware and services to various other commercial users.

         Revenues for the nine months ended September 30, 1998 consisted of approximately $3,472,000 related to the sale of prepaid licenses for software products and services to XL Vision, approximately $378,000 from ongoing maintenance revenue from the states of Connecticut and New Jersey, approximately $73,000 of one-time revenue from the state of Connecticut, and approximately $461,000 related to sales of software, hardware and services to various other commercial users. The Company's contract with New Jersey expired on September 30, 1998, but has been verbally extended through February 28, 1999. The Company's contract with Connecticut will expire in December 1998 unless the contract is renewed.

         The Company's gross margin percentages for the three and nine month periods ended September 30, 1998 were 43% and 82%, respectively, compared to 55% and 65%, for the same periods in 1997. The changes from 1997 to 1998 were primarily due to a change in product mix which, for the three and nine month periods ended September 30, 1998, included a lower level and higher level of software sales, respectively.

OPERATING EXPENSES

         Total operating expenses for the three and nine month periods ended September 30, 1998 decreased approximately $937,000 (45%) and $2,422,000 (37%)
to approximately $1,145,000 and $4,042,000, respectively, from approximately $2,082,000 and $6,464,000, respectively, for the same periods in 1997. These decreases were primarily due to the expense reduction plan implemented by the Company in late 1997, the sale of the Company's healthcare line of business, and its elimination of expenses outside of its current strategic focus on indirect sales and marketing of software products. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997:

                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                             SEPTEMBER 30, 1998                          SEPTEMBER 30, 1998
      (DOLLARS IN THOUSANDS)
                                             INCREASE (DECREASE)                         INCREASE (DECREASE)
                                            $                    %                     $                     %
                                        ---------            ---------             ---------             ---------
Sales and marketing                     $    ( 42)                 ( 7)%           $    (723)                  (38)%
Royalties                                    (  2)                 ( 2)                 ( 20)                  ( 5)
Product development                          (192)                 (40)                 (968)                  (50)
General and administrative                   (701)                 (84)                 (711)                  (32)
                                        =========            =========             =========             =========
                                        $    (937)                 (45)%           $  (2,422)                  (37)%
                                        =========            =========             =========             =========

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

SALES AND MARKETING - The decreases in sales and marketing expenses were primarily due to decreases in employee expense, travel, professional consulting services, and advertising expenses. These decreases are due primarily to the Company's decision to eliminate expenditures in areas identified as being outside of the Company's current strategic focus on indirect sales and marketing of commercial software products. As part of such efforts, the Company sold its healthcare line of business, eliminated a portion of its other sales and marketing staff and closed certain offices shifting such sales and marketing efforts to certain of the Company's strategic partners.

         The Company has attempted to market its biometric identification and authentication technology ("I&A") for a wide range of potential uses including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring on-line fraud, enhancing security in the healthcare industry and deterring fraud in government social services programs. While the Company has received favorable responses from a limited number of commercial customers and believes that it's new SAFsite(TM) product will meet a demonstrated market need, there is no assurance that the Company will be able to secure additional contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require for the testing, evaluating and piloting of applications.

         The Company expects that sales and marketing expenses will increase if sales of the Company's products increase.

PRODUCT DEVELOPMENT - The decreases in product development expenses were primarily due to reductions in employee expense, travel and professional consulting services related to the elimination of expenditures outside of the Company's current strategic focus.

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

         The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those kits to develop and market a series of packaged applications that provide biometric authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include biometric processing of face, voice, and finger biometric identifiers on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server using finger imaging. The software developers' kits operate on Windows 95(TM) and Windows NT(TM) personal computers and on Windows NT(TM), Sun Solaris(TM), DEC Alpha(TM), IBM AIX(TM) and HP Unix(TM) servers. Client/server packaged applications developed to date and currently being marketed are the Screen Saver for Windows 95(TM), the Secure Authentication Facility for Windows NT(TM), Secure Authentication Facility for Novell NetWare(TM) and the Secure Authentication Facility for Unicenter(RM) TNG(TM) single sign-on module for Windows NT(TM). The Company has also developed additional products within the Secure Authentication Facility product line for Internet applications including Secure Authentication Facility for Internet Information Server(TM) and its SAFsite(TM) product, which was introduced in early October 1998.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANYALYSIS - (CONTINUED)

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

GENERAL AND ADMINISTRATIVE - The decreases in general and administrative expenses were primarily due to decreases in employee expense, travel, telephone, and other expenses resulting from the expense reduction plan implemented by the Company in late 1997, as well as decreases in legal fees of approximately $143,000 and $224,000 for the three and nine month periods, respectively. Such decreases were partially offset by increases in insurance and one-time payments of approximately $168,000 for finder's fees associated with the sale of prepaid licenses to XL Vision and $167,000 associated with the settlement of the IIG lawsuit. The Company expects certain general and administrative costs to increase if sales of the Company's products increase.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                  Cash and working capital (deficit) as of September 30, 1998 were approximately $88,000 and $152,000, respectively, compared to approximately $298,000 and ($386,000), respectively, as of December 31, 1997. The decrease in the Company's cash as of September 30, 1998 compared to December 31, 1997 is primarily due to the payment of $300,000 to IIG in settlement of a lawsuit and the reduction of accounts payable and other accrued expenses. The increase in working capital is primarily due to the increase in accounts receivable generated by the sale of prepaid licenses to XL Vision during the nine months ended September 30, 1998. Cash and working capital as of September 30, 1997 were approximately $1,205,000 and $1,402,000, respectively.

SERIES C PREFERRED STOCK

         On February 6, 1997, the Company completed the Series C Preferred Stock Private Placement pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Series C Preferred Stock for an aggregate purchase price of $7 million before approximately $613,000 of commissions and expenses. The Series C Preferred Stock carries a six percent per annum accretion which the Company treats as a dividend resulting in a charge to net income and a credit to capital in excess of par value. The Company recorded accretion of approximately $69,000 and $218,000 for the three and nine month periods ended September 30, 1998. The Company did not record any accretion during the three and nine month periods ended September 30, 1997, but rather recorded $350,000 of accretion for the period of February 6, 1997 through December 31, 1997 during the fourth quarter of 1997. The Company also recorded one-time charges of approximately $980,000 and $1,470,000 during the three and nine month periods ended September 30, 1997 for the deemed dividend attributable to the recognition of the market discount that the holders of the Series C Preferred Stock will receive upon conversion of such securities to Common Stock.

         All shares of the Series C Preferred Stock are convertible at the option of the holder into shares of Common Stock, at a conversion rate equal to the lesser of (i) $14.25 per share or (ii) 82.5% of a floating price equal to the average closing bid price of the Common Stock for the five trading days immediately preceding the date of conversion. All shares of Series C Preferred Stock issued and outstanding as of February 4, 2000 will be automatically converted into shares of Common Stock. No

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

Series C Preferred Stock was converted into Common Stock during the three months ended September 30, 1998. During the nine months ended September 30, 1998, 29,750 shares of Series C Preferred stock were converted into 556,998 shares of Common Stock, including 40,173 shares attributable to accrued dividends on such shares of Series C Preferred Stock. During the three and nine month periods ended September 30, 1997, 52,500 and 53,750 shares of Series C Preferred Stock were converted into 204,685 and 207,976 shares of Common Stock, respectively, including 6,828 and 6,900 shares attributable to accrued dividends on such converted shares.

         The Company may redeem the Series C Preferred Stock at any time based upon a formula relating to the then applicable conversion price or under certain other circumstances. Any exercise by the Company of its redemption rights, absent new financing, would adversely impact the Company's liquidity. The shares of Series C Preferred Stock have no voting rights except as required by law and have a liquidation preference equal to their stated value of $20 per share plus accrued and unpaid dividends.

         As part of the Series C Preferred Stock Private Placement, the Company issued to such accredited investment funds, warrants to purchase up to 66,667 shares of Common Stock at an exercise price of $15.68 per share, subject to certain adjustments from time to time. The warrants expire on February 4, 2002. In connection with the Series C Preferred Stock Private Placement, the Company also issued warrants to purchase an aggregate of 23,334 shares of Common Stock at an exercise price of $15.68 per share, subject to certain adjustments from time to time, to certain finders. Of such warrants, warrants to purchase up to 11,667 shares of Common Stock are exercisable through February 4, 2000, with the remaining warrants being exercisable through February 4, 2002.

         On March 17, 1997, the Company filed a registration statement with the SEC to register certain shares of Common Stock issuable upon conversion of the Series C Preferred Stock, shares of Common Stock held by certain selling stockholders named in the registration statement and shares of Common Stock issuable upon the exercise of certain options and warrants. The registration statement was declared effective by the SEC on May 23, 1997 and the Company believes that this satisfies its registration requirement with respect to the Series C Preferred Stock Private Placement.

BLUE CROSS BLUE SHIELD

         On May 24, 1994, the Company, Blue Cross Blue Shield of New Jersey, Inc. ("BCBSNJ") and a wholly owned subsidiary of BCBSNJ entered into a Stockholders Agreement pursuant to which the parties agreed to form a corporation jointly owned by the Company and such BCBSNJ subsidiary, BIOMETRX, Inc. ("BIOMETRX"), for the purpose of marketing the Company's finger image identification technology to, among other markets, the healthcare industry nationwide and to certain governmental agencies in New Jersey. The Company and BCBSNJ each agreed to loan up to $300,000 to BIOMETRX for working capital purposes. The Company and BCBSNJ each loaned $60,000 to BIOMETRX to fund preliminary organizational and development activities. BIOMETRX has not commenced operations and the Company and BCBSNJ have agreed to dissolve the corporation. On May 27, 1998, the Company received approximately $57,000 from BIOMETRX as partial repayment of the loan.

DIVIDENDS

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future. The Series C Preferred Stock carries a dividend of 6% per annum, which is cumulative and is payable, at the option of the Company (subject to certain conditions) in cash or shares of Common Stock, quarterly in arrears, but in no event later than the conversion date applicable to such shares of Series C Preferred Stock. During the three and nine month periods ended September 30, 1998, the Company issued 33,263 and 40,173 shares of Common Stock, respectively, as dividends related to the Series C Preferred Stock.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

SUBSEQUENT TO SEPTEMBER 30, 1998

         The Company used net cash of approximately $195,000, excluding $15,000 in capital expenditures, during the nine months ended September 30, 1998, and generated net cash of approximately $9,000, excluding $15,000 in capital expenditures, during the three months ended September 30, 1998. Cash as of November 9, 1998 was approximately $115,000. The Company has collected the remaining $550,000 due from XL Vision pursuant to the May 12, 1998 agreements.

         On October 13, 1998 the Company paid Cogent Systems, Inc. ("Cogent") $125,000 in connection with the licensing agreement between Cogent and the Company. Under such agreement, the Company is obligated to pay Cogent an additional $125,000 as a minimum quarterly royalty payment on each of January 1, April 1, July 1, and October 1, 1999. The Company entered into an agreement to license speech recognition and speaker verification technologies from Lernout & Hauspie Speech Products N.V. ("L&H") effective September 30, 1998. The Company intends to integrate L&H Voice Print speaker verification software into its entire suite of biometric security software products and developer's tool kits, and is committed to pay L&H $125,000 as a prepaid licensing fee on December 20, 1998.

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

         The options the Company is reviewing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain assets of the Company and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital or other transaction would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

         There is a significant likelihood that additional funding will not be available on terms acceptable to the Company, if at all. The Company has had numerous conversations with potential equity investors. Such potential investors have expressed concern about the possible number of shares of Common Stock issuable to the holders of the Series C Preferred Stock. As of November 9, 1998, such shares of Series C Preferred Stock were convertible into approximately 13,119,400 shares of Common Stock, which would constitute approximately 65.4% of the shares of Common Stock issued and outstanding assuming the conversion of all shares of Series C Preferred Stock. The number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock, however, is subject to a floating conversion rate. See "--Series C Preferred Stock." Accordingly, the number of shares of Common Stock issuable upon such conversion may increase, as well as decrease, depending upon the change in the bid price of the Common Stock on the SmallCap Market. The Company has had conversations with the holder of the Series C Preferred Stock about, among other things, limiting the ability to convert such shares, converting such shares today or other acts which would possibly facilitate the Company completing such financing. If the Company is unable to reach an agreement with the holder of the Series C Preferred Stock, as to which the Company's efforts to date have been unsuccessful, it likely would, absent material sales agreements, be unable to consummate a necessary financing transaction. The failure to obtain such additional funds would cause the Company to curtail or cease operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or,

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

if the Company is able to consummate significant sales, that any such sales would be profitable.

C.       FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to other information contained in this quarterly report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's need for additional funds, the Company's limited operating history and substantial accumulated net losses, the SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the SmallCap Market, control of the Company, technological and market uncertainty, competition, and the Company's dependence upon software licensors.

NEED FOR ADDITIONAL FUNDS

         The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs through the remainder of 1998. Accordingly, the Company is reviewing the options available to it to obtain additional financing. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. In addition, the potential issuance of a large number of shares of Common Stock upon conversion of the Series C Preferred Stock (constituting currently approximately 65.4 percent of the shares of Common Stock outstanding after such conversion) has lead to difficulties in raising additional equity.

         The Company has been unable to reach an agreement with the holder of the shares of Series C Preferred Stock that could facilitate obtaining such needed financing. In addition, if the conversion rate of the Series C Preferred Stock continues to decline, the Company will require additional authorized shares of Common Stock in order to meet its conversion obligations and/or to have shares of Common Stock available to sell for equity investments. In either case, approval by the stockholders of the Company would be required to increase the authorized capital of the Company, which approval would be subject to the proxy rules and procedures, including notice and other time consuming procedures. The failure to obtain, or delay in obtaining, such additional funds would cause the Company to curtail or cease operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

         From its commencement of business in October 1991 through the end of 1997, the Company was principally engaged in organizational, development and marketing activities. The Company has an accumulated net loss of approximately $44,087,000 since inception through September 30, 1998, including a net loss of approximately $194,000 for the nine months ended September 30, 1998. There is no assurance that the Company will be able to generate significant revenues or any net income in the future.

NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

         On November 10, 1998, the Company received a letter from Nasdaq notifying the Company that the Common Stock was not in compliance with the $1.00 minimum bid price requirement set forth in Rule 4310(c)(4). Pursuant to such letter, the Company has been provided with ninety calendar days, which expires on February 10, 1999, to regain compliance with such standard. If the Common Stock does not regain compliance by maintaining a closing bid price of $1.00 or greater for at least 10 consecutive trading days, the Common Stock could be delisted from the SmallCap Market effective with the close of business on February 10, 1999. The Company estimates that, as of November 10, 1998, it is not in compliance with Rule 4310(c)(2), which requires the Company to (i) maintain net tangible assets of $2

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. There is no assurance that the Common Stock will be in compliance with Rule 4310(c)(4) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders to sell them.

         Although the Company is reviewing the options available to it to obtain additional equity or other means to put it into compliance with Rule 4310(c)(2), there is no assurance that such equity will be available on terms acceptable to the Company, if at all. Additionally there is no assurance that the Company will be able to make itself compliant with Rule 4310(c)(2), that the Company will be in compliance with Rule 4310(c)(2) in the future or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap Market, it would adversely affect the prices of such securities and the ability of holders thereof to sell them.

CONTROL OF THE COMPANY

         As of September 30, 1998, J. Anthony Forstmann and RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), beneficially owned approximately 13.8% and 9.6% of the Common Stock, respectively. Mr. Forstmann and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by the other, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company.

         As of September 30, 1998, Home Shopping Network, Inc. owned 100,000 shares of the Series A Preferred Stock convertible into 1,056,026 shares or 13.2% of the assumed after conversion outstanding shares of Common Stock and Clearwater Fund IV, L.L.C. owned 230,000 shares of Series C Preferred Stock convertible into approximately 5,610,800 shares or 44.7% of the assumed after conversion outstanding shares of Common Stock (which amount is subject to change based upon the closing bid price of the Common Stock, and had increased to approximately 13,119,400 or 65.4% of the assumed after conversion outstanding shares of Common Stock as of November 9, 1998 - see "--Series C Preferred Stock"). Accordingly, such entities, independently or with one or more of the other persons or entities set forth above, are in a position upon conversion to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and to direct the business and policies of the Company.

TECHNOLOGICAL AND MARKET UNCERTAINTY

         The development and marketing of the Company's products and services may be impeded by various possible problems relating to the development, production, distribution or marketing of such products and services, which problems may be beyond the financial and technical abilities of the Company to solve. Technology employed in I&A is subject to rapid change, and more advanced or alternate technology employed by competitors, currently or in the future, and not available to the Company could give such competitors a significant advantage over the Company. In addition, concerns about unauthorized (including government) access to private information may impede market acceptance of I&A systems. Further, there is no assurance that products and services developed by competitors of the Company will not significantly limit the potential market for the Company's products and services or render the Company's products and services obsolete. Finally, there is no assurance that laws, rules or regulations will not be adopted in such a manner as will materially adversely affect the Company.

                           THE NATIONAL REGISTRY INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS - (CONTINUED)

COMPETITION

         The Company is attempting to compete in the highly competitive market for network and Internet security which is dominated by more traditional I&A techniques (such as cards, keys, passwords and personal information). A number of other companies also have biometric I&A technology and have sold systems incorporating such technology in the United States. The Company is aware of several other companies that produce or are developing other biometric I&A technologies which may compete with the Licensed Technology (as defined below) or may be integrated into I&A products and services that are competitive with those offered by the Company. Such technologies include, among others, identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with companies that have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against these companies or technologies.

DEPENDENCE UPON SOFTWARE LICENSORS

         The Company has acquired certain rights to biometric I&A software (the "Licensed Technology") under agreements with software algorithm suppliers including Cogent Systems, Inc., ITT Industries, Inc., L&H, Veridicom, Inc. and Visionics Corporation that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements.

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

         Regardless of whether the Extension Payment is made, pursuant to the Cogent Agreement, certain exclusive rights with respect to commercial markets the Company had not entered as of April 1, 1997, became nonexclusive as of such date. For commercial markets the Company had not entered as of April 1, 1997, including any segment thereof, as required under the terms of the Cogent Agreement, the Company stands to lose its exclusivity in those markets and upon expiration of the Cogent Agreement (whether as a result of an event of default or expiration of the license period, if the Company does not make the Extension Payment on or prior to October 1, 1999 or minimum royalty payments as required), the Company would lose all of its rights to use Cogent's technology. The loss of such rights could substantially impair the Company's ability to offer finger imaging based on one to many matching on unlimited population sizes unless the Company was able to make arrangements to obtain alternative technology from another source, as to which there is no assurance.

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

                  None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE NATIONAL REGISTRY INC.



DATE:   NOVEMBER 10, 1998                     BY: /S/ JAMES W. SHEPPERD
                                                   -----------------------------
                                                   JAMES W. SHEPPERD
                                                   CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL OFFICER)

                                  EXHIBIT INDEX

EXHIBIT 11 - Computation of Earnings per Share

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)