Form 10-K
period 1998-12-31
NATIONAL REGISTRY INC
filed 1999-03-31
CIK 847555

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

                           COMMISSION FILE NO 0-2027

                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        95-4346070
----------------------------------------                  ----------------------
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

    2502 ROCKY POINT DRIVE, SUITE 100
             TAMPA, FLORIDA                                         33607
----------------------------------------                         ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 636-0099

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                (TITLE OF CLASS)
                                ----------------
                    COMMON STOCK, $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on March 26, 1999, was $12,921,485. There were 16,771,480 shares of Common Stock outstanding as of March 26, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

     The National Registry Inc., a Delaware corporation organized on October 23, 1991, and its wholly-owned subsidiary, SAFLINK Corporation (a Delaware corporation organized on June 25, 1998), ("NRI" or the "Company"), provides a suite of data and network security software products that utilize biometric technologies to replace passwords for more secure and convenient user authentication when accessing information stored in personal computers and in networked computing environments. The Company's products also include software developer kits (SDKs) that allow application developers and enterprises to easily build custom applications with biometric technologies that will positively identify persons seeking access to secured data transactions. Biometric technologies identify and authenticate by electronically capturing specific biological or behavioral characteristics from an individual, creating a unique identifier (or template) from that characteristic, and then matching that identifier against a previously stored identifier or database of identifiers.

     The process of identity authentication typically requires that a person present for comparison one or more of the following factors: (i) SOMETHING KNOWN such as a password, PIN, or mother's maiden name; (ii) SOMETHING CARRIED such as a token, card, or key; or (iii) SOMETHING PHYSICAL such as a finger, voice, facial shape or other biological or behavioral characteristic. Comparison of biological and behavioral characteristics, also known as biometrics, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in biometric collection technologies and processing algorithms have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. The Company believes that individuals and enterprises will increasingly use this method of identity authentication to enhance the security of information systems, business-to-business and business-to-consumer transactions, reduce the costs of personal identification of users across geographically dispersed facilities, remote offices, and mobile computers and support the growth of electronic commerce and other electronic services because of its level of reliability and accuracy.

     The Company's current products utilize finger imaging biometric service provider ("BSP") modules and/or algorithms licensed from Cogent Systems, Inc. and Veridicom, Inc., speaker verification algorithms licensed from Lernout & Hauspie Speech Products NV and ITT Industries, Inc., facial recognition algorithms licensed from Visionics Corporation, and biometric collection hardware manufactured by several suppliers. The Company's software products are all built upon its proprietary Secure Authentication Facility (SAF) client/server architecture that supports multiple biometric technologies and are based on published open systems application program interface standards for the use of biometric technologies. The Company has tested and determined that additional biometric technologies are operational with its software products and intends to either continue such testing or negotiate licenses with other leading biometric technology suppliers in the industry. The Company's goal is to provide its customers with products that offer the highest level of flexibility, performance, and ease-of-use when compared to solutions offering either a single biometric technology or password and token-based identification solutions that can be easily forgotten, lost, or transferred from person to person. The Company's objective is to make its suite of SAF application software products the solution of choice for biometric identification and authentication (I&A) over the Internet, enterprise information systems, and a broad range of consumer applications.

     The Company was started in October 1991 and, through August 1995, was primarily engaged in research and development utilizing a finger imaging algorithm license from Cogent Systems, Inc. ("Cogent"). At such time the Company introduced the first commercially available finger imaging SDK's for WINDOWS 3.1, WINDOWS 95, WINDOWS NT, and UNIX, that utilized commercially available (non-proprietary) off-the-shelf computer equipment and finger scanning peripherals. In order to achieve market affordability and rapid initial market entry, the Company developed (and patented) a state-of-the-art proprietary finger image scanner for manufacturing and marketing through original equipment manufacturer ("OEM"), distributor, and value added reseller channels.

     In late 1996, the Company transitioned out of the developmental stage, which stage had been characterized by the development of products by the Company and by the testing and installation of custom applications of its products for state and local government welfare administrations. In November 1996, the Company announced its Secure Authentication Facility for Microsoft's Windows NT (SAF/nt) and a line of new, low-cost finger-image scanner hardware products which provided out-of-box finger imaging functionality for any workstation running the Company's software. In July 1997, the Company announced its Secure Authentication Facility for Computer Associates UNICENTER TNG/trademark/ (SAF/tng) which became available during October 1997 (and won best new security product at CA World 1998). In November 1997, the Company announced its Secure Authentication Facility for Microsoft's Internet Information Server (SAF/iis) for domain based authentication for secure Web pages.

     In December 1997, the Company announced and demonstrated the first implementation of the Human Authentication -- Application Program Interface (HA-API) which allowed software developers and technology suppliers to build their products using a common interface standard. Developed by the Company under contract to the United States Department of Defense, HA-API has been released to the public domain and is supported by more than thirty biometric technology providers and system developers. The Company is also a contributor to other leading API standards-setting bodies including the Bio-API Consortium, currently led by Compaq Corporation, and Intel's Common Data Security Architecture (CDSA) User Authentication Services (UAS) draft standard. It is the Company's intention to make its products compliant with whatever API standard is ultimately adopted by the biometrics industry.

     In March 1998, the Company signed its first volume reseller agreement for $1.5 million in pre-paid software licenses with XL Vision, Inc, a Safeguard Scientific partnership company ("XL Vision"). In May 1998, the Company consummated an additional transaction with XL Vision, selling an additional $2.0 million of pre-paid software licenses to XL Vision and creating the Company's first Master Reseller of it's products. XL Vision agreed to become the Company's preferred reseller for the healthcare market and acquired the Company's end user contracts, resellers, employees, and related assets for healthcare.

     In July 1998, the Company announced a new security software product for the Internet (SAFsite), the formation of its new operating subsidiary SAFLINK Corporation, and a new corporate Web site to promote the Company's brand and better communicate its business focus. In October 1998, the Company introduced a new Secure Authentication Facility for Novell (SAF/netware) at the Networld+Interop show with Novell. In November 1998, the Company announced its first consumer oriented software product (SAFtyLatch) at the Fall Comdex show in Las Vegas which allows an individual to encrypt/decrypt sensitive files on his or her PC using biometrics instead of passwords or other technologies.

     In an attempt to reach a diverse and worldwide audience, the Company makes its products and services available through multiple distribution channels. The Company offers its products and services via a direct sales force to OEMs, major distributors and resellers, and selected medium to large enterprises. To leverage its limited sales and marketing resources, the Company has also teamed with companies like XL Vision, and other strategic partners with greater resources and complementary technologies, to support their marketing efforts to end users, computer OEM's, distributors, Independent Software Vendors, network service providers, system integrators, and Value Added Resellers. The Company is actively pursuing additional distribution opportunities with retailers, distributors, PC manufacturers, biometric technology suppliers, and other resellers.

     For the fiscal year ended December 31, 1998, the Company had approximately $4.9 million in operating revenues, an order backlog of approximately $292,000 and an operating loss of approximately $1.4 million. As of December 31, 1998, the Company had an accumulated deficit of approximately $45.3 million. The ability of the Company to achieve profitability and continue as an operating enterprise depends largely on it's ability to (i) design, sell, and support its SAF software products and services, (ii) hire and retain key employees as the business expands and (iii) obtain capital to fund operations and growth. There is no assurance that the Company will be able to accomplish any of the foregoing, or to expand its business.

RECENT DEVELOPMENTS

     PLAN TO CHANGE COMPANY NAME. The Company's Board of Directors, at a meeting held on March 19, 1999, decided to defer action on the previously announced intention to formally change the name of the Company to SAFLINK Corporation. The Board believes that the Company can realize the benefits of building the SAF brand identity by continuing to market its products through its wholly-owned subsidiary, SAFLINK Corporation, while retaining The National Registry Inc. name and its association with past business initiatives.

     TRANSFER OF WELFARE CONTRACTS -- As part of its strategy to increasingly rely on its resellers for marketing and support to end-users in vertical market segments, the Company transferred its contractual responsibilities for management of the I&A aspects of the State of Connecticut welfare system to the prime contractor, Polaroid Corporation ("Polaroid") effective March 1, 1999. In addition, it has also entered into an agreement, subject to receipt of the written approval of the State of New Jersey, to transfer its contractual responsibilities for management of the I&A aspects of the State of New Jersey welfare system to Image Computing Incorporated ("ICI"). These new resellers for the government market, like XL Vision in the healthcare market, have the rights to market the Company's products in those vertical markets and will receive software support for the remaining term of the transferred contracts.

     OEM AGREEMENT -- On March 17, 1999, the Company announced that it had entered into an OEM agreement with electronic retailer Home Shopping Network, a USA Networks, Inc. company ("HSN"), pursuant to which HSN has agreed to ship the Company's SAFtyLatch/trademark/ speaker verification enabled file encryption software with certain of the personal computers featured on HSN's televised specialty electronics shows. HSN has not agreed to purchase any minimum amount of product.

REGISTERED MARKS

     All brands and products referenced in this annual report are acknowledged to be the trademarks or registered trademarks of their respective holders.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain of the matters discussed in this annual report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain risks, uncertainties and other factors which could cause actual results to differ materially from those discussed herein or implied thereby. For a discussion of certain risks, uncertainties and other factors associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATION -- FACTORS THAT MAY AFFECT FUTURE RESULTS as well as other sections of this annual report.

MARKET OVERVIEW

     Individuals and organizations are becoming increasingly concerned about the security of information maintained on personal computers, the Internet, and enterprise-wide systems. A number of technologies and strategies have been developed to address the growing concern over information security, including without limitation, secure identification cards or tokens, digital certificates, new encryption methods, firewalls and single sign-on applications. However, each of these new technologies and strategies are dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication of the individual seeking access.

     As an increasing number of organizations provide their employees with access to an enterprise network and the Internet from desktops, home offices, and mobile computing terminals, an opportunity is emerging for companies providing internal information systems and enterprise applications to utilize biometric identification technology to secure confidential company information. Since network expansion exponentially increases the number of endpoints that may provide access or be accessed, the Company believes the need and demand for positive personal identification and authentication in the enterprise network environment is also increasing. According to a 1999 study conducted by the Computer Security Institute, financial losses due to computer security breaches grew to over $1 billion in 1998, and 62% of respondents reported computer security breaches within the last twelve months.

     The market for biometric technologies used in information security applications is largely undeveloped and in its infancy. However, there are several evolving factors that the Company believes will contribute to the exponential growth of this industry in the near-term. Falling prices for biometric collection devices (fingerprint sensors, digital cameras, microphones, etc.) and significant improvements in the accuracy, performance, and user acceptance of the technology have made integration of biometrics with desktop PCs and portable computers a more compelling value proposition for the commercial market. Major corporations such as IBM, Intel, Microsoft, Compaq, and Novell are beginning to actively support the integration of biometrics within their systems architectures as a viable method for identification and authentication of system users. Enterprise information technology (IT) priorities are expected to dramatically change with the completion of preparations for Y2K compliance and the Company believes that enhancing information security will become the next major focus of IT professionals. The biometrics industry is working towards adoption of a single application program interface (API) standard to encourage widespread implementation of the technology. The Company believes that these factors in combination will create a growing demand for data and network security products that utilize biometrics.

BIOMETRIC IDENTIFICATION

     A variety of methods are in use today to authenticate an individual's identity for access privileges. These methods typically require an individual to present for comparison one or more of the following factors: (i) something known, such as a password, PIN, or mother's maiden name; (ii) something carried, such as a token, card, or key; or (iii) something physical, such as a fingerprint, face, voice, or other biological or behavioral characteristic. Comparison of biological or behavioral characteristics, also known as biometric identification, has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in biometric hardware technology and processing algorithms have improved the speed and accuracy and reduced the costs of implementing biometric identification solutions in commercial environments. The Company believes that individuals and organizations will increasingly use this method of identity authentication to enhance the security of information systems, business-to-business and business-to-consumer transactions, and enable the growth of electronic commerce and other electronic services because of its level of reliability and accuracy.

PRODUCTS

     COMPREHENSIVE PRODUCT LINE. The Company's Secure Authentication Facility
(SAF) product line includes a suite of packaged network security and data security applications for Microsoft Windows, Novell and Unix platforms that can be installed as-is and used immediately. The SAF product family also includes development tools that allow easy integration of biometric technology into Windows compatible client/server applications. These products are currently available with a choice of leading biometric technologies, including finger image, speaker verification, and facial image recognition, and are sold with one or more separately packaged "pluggable" BSP modules. The Company's products are typically shipped with CD-ROMs containing the application software, BSP module(s) and user documentation. Hardware devices, such as microphones and fingerprint sensors can also be packaged with the software. The Company's strategy is to work with the leading technology suppliers to test and evaluate their products for compatibility and potential licensing for inclusion with its product offerings in the future.

     EASE-OF-USE. The Company's products are easy to install, well documented, and provide simple and consistent user prompts to enroll an individual's biometric characteristics into a database and subsequently verify his or her identity through such biometric characteristics.

     SCALABILITY. The Company's distributed client/server architecture is designed for centralized storage and matching of biometric templates through a common dedicated authentication server (SAF Server) application running under the Windows NT operating system. The SAF Server includes a dedicated secure and encrypted database of biometric templates and is designed to scale to meet the needs of small, medium and large enterprise networks that are centrally managed. The Company's network-based security products also provide strong encryption of authentication messages transmitted between the client workstation and the SAF Server to further enhance security.

     OFF-THE-SHELF HARDWARE. The Company's software applications support numerous commercial off-the-shelf biometric hardware collection devices including fingerprint sensor peripherals manufactured by Veridicom, Who? Vision, Polaroid, Key Tronic, Identix, and Identicator; digital cameras for facial image recognition from a number of commercial sources; and microphones and sound cards for speaker authentication that are identical to those widely sold for PC audio applications.

     SUPPORT FOR INDUSTRY STANDARDS. The Company has designed its products around current industry standards for biometric application program interfaces
(APIs). The Company
developed in 1997 under contract with the U.S. Department of Defense, and has been instrumental in promoting, the Human Authentication API (HA-API). HA-API has been released to the public domain and is currently supported by over thirty biometric technology providers and system integrators. More recently, the Company has actively supported the merger and consolidation of HA-API with another biometrics standards activity known as BioAPI which it believes will lead to a single common API for biometric implementation across a wide range of platforms. The Company is also actively supporting an initiative by Intel Corporation to define a standard for biometric identification and authentication within extensions to its Common Data Security Architecture
(CDSA) which is already a recognized industry standard security framework adopted by The Open Group, a recognized standards-setting body. The Company believes that support of these standards initiatives will enhance its image in the marketplace and allow it to provide more flexible solutions to its customers.

     "BEST OF BREED -- BEST OF PRICE" PHILOSOPHY. The Company seeks to enter into license agreements with the biometric technology providers that offer the leading price/performance solutions available within each biometric category. The Company wants to establish its SAF brand with only the premier biometric offerings available and extensively tests each candidate's technology for accuracy and ease of use before considering it for licensing.

     AWARDS AND RECOGNITION. The Company's products have received awards and recognition from notable organizations including: InfoWorld Magazine (SAF/nt as the most secure product in a comparison test with two token-based authentication solutions in June, 1997); Computer Associates (Software Achievement Award for SAF/tng as the Best Security Agent for Unicenter TNG at its CA World Conference in New Orleans in April, 1998); Network World Magazine (SAF/nt for its coveted World Class Award and subsequently named SAF/nt as one of the top ten network products for 1998); and PC Magazine (SAF/nt for its Editor's Choice Award as the best biometric solution for network-wide deployment when compared against ten other biometric software products-February
1999).

     PACKAGED SOLUTIONS. The Company's packaged products consist of biometric based network and Internet security applications and data security applications that are either domain-based or operate independently of the domain structure.

     /bullet/ SECURE AUTHENTICATION FACILITY FOR WINDOWS NT (SAF/NT). SAF/nt supports Windows 95 and Windows NT Clients and provides both local Windows NT workstation and domain server-based biometric authentication of users within both a local area network (LAN) environment and in a Windows NT Remote Access System (RAS) dial-up environment. SAF/nt also integrates biometric authentication into the screen lock/unlock function on Windows NT workstations and provides a facility to use biometrics for transaction level authentication within a user application.

     /bullet/ SECURE AUTHENTICATION FACILITY FOR MICROSOFT INTERNET INFORMATION
              SERVER (SAF/IIS). Provides biometric authentication for intranet and extranet users who have a registered Windows NT domain account. SAF/iis integrates with Microsoft's Internet

              Information Server product and popular browser software to allow proprietary information to be shared across the public Internet between the enterprise and its employees and/or trusted business partners.

     /bullet/ SECURE AUTHENTICATION FACILITY FOR NOVELL NETWARE (SAF/NETWARE).
              Adds biometric authentication with Novell's NetWare operating system. SAF/netware supports both Windows 95 and Windows NT clients and provides extensions to Novell Directory Service (NDS) administrator functions for biometric authentication of system administrators and end users in Novell Netware environments.

     /bullet/ SECURE AUTHENTICATION FACILITY FOR UNICENTER TNG (SAF/TNG).
              Supports enterprise level security using biometric authentication for Computer Associates Unicenter TNG and its Single Sign-on Option. SAF/tng authenticates system administrators and end-users allowing secure access to multiple applications in a heterogeneous multi-vendor, multi-system environment.

     /bullet/ SECURE AUTHENTICATION FACILITY FOR WEB SITES (SAFSITE). A packaged development kit that integrates biometric I&A into custom Internet web sites. SAFsite secures access to protected transactions and proprietary information over the public Internet and is ideal for E-commerce and Internet subscription customers who are not employees or registered users within a Windows NT domain. SAFsite integrates with a wide range of Web server application platforms including Microsoft's InterDev, EveryWare's Tango and other dynamic Web development tools. "Plug-ins" for both Netscape's Communicator and Microsoft's Explorer browsers can be downloaded over the Internet for installation into a client workstation depending on the desired biometric technology.

     /bullet/ SAFTYLATCH. Provides a convenient data security solution for Windows 95/98 PC users who want to control access to selected file folders that have been protected through strong military-grade encryption. SAFtyLatch permits multiple users to share private file folders and supports network storage of encrypted files. SAFtyLatch includes voice biometrics and a microphone and is packaged for the mass distribution channel and retail stores.

     SOFTWARE DEVELOPER KITS (SDKS). The Company has created tool kits for software developers that allow biometrics to be integrated into third-party products and custom applications.

     /bullet/ SAFTYTOOLS FOR WINDOWS -- Contains all of the software components required to integrate biometric identification into a Windows application program. Targeted at application developers wanting to add biometrics with limited involvement or knowledge in the details of the functionality of biometric technology. SAFtyTools can be used for both networked and standalone one-to-one matching applications.

     /bullet/ SAFTYMATCH -- Contains all of the software components required to integrate one-to-many matching against a population of finger images. Available on several Unix platforms and supports Microsoft Windows 95/NT and Sun Sparc workstations.

     /bullet/ HA-API DEVELOPMENT KIT --Targeted at technology vendors and systems programmers who wish to develop HA-API compliant BSP modules for use with applications designed to use HA-API function calls.

MARKETING AND DISTRIBUTION

     The Company uses a variety of direct and indirect sales and marketing techniques in an attempt to market its products and services. The Company markets its products into the horizontal markets for data and network security primarily through distributors, value-added distributors ("VADs"), resellers, original equipment manufacturers ("OEMs") and strategic alliance partners. The Company markets its products into vertical markets (i.e. healthcare, government and banking) primarily through value-added resellers ("VARs"), independent software vendors ("ISVs"), integrators, and strategic alliance partners. The marketing goals of these efforts are to identify potential resellers of the Company's products, create awareness of the Company's product offerings, generate leads for follow-on sales, and achieve significant order volume by rapidly disseminating its products through multiple indirect distribution channels worldwide.

     The Company's direct sales efforts are limited to a web site on the Internet and pursuit of selected end-user and OEM customers where suitable channel partners have not yet been identified. The Company's indirect sales activities provide support to channel partners by geographic region and vertical markets. The Company has designed its distribution strategy to address what it believes are the particular requirements of its target customers. However, there is no assurance that such an objective or material levels of sales will be achieved or that the Company will be able to successfully market or distribute, directly or indirectly, any of its products. The following is an outline of some of the marketing techniques and distribution strategies being utilized by the Company:

     COMPUTER VENDORS/OEMS. The Company is working directly or jointly with strategic partners to provide the Company's software product line to major computer and peripheral vendors. The Company believes that certain of its strategic partners have established relationships with several of these target organizations.

     VARS, ISVS, RESELLERS, DISTRIBUTORS AND SYSTEM INTEGRATORS. The Company utilizes indirect sales channels such as VARs, ISVs, distributors, system integrators and other resellers to leverage the market expertise and direct and indirect sales forces of those companies. The Company is actively engaged in establishing relationships with major distributors that will carry certain of its products and make them available to a broad audience of secondary distributors, resellers and retail stores. In parallel, the Company has already established agreements with major direct mail resellers including Multiple Zones International, Inc. and Global DirectMail, Inc. to advertise its SAFtyLatch product in their catalogs which have mass distribution within North America. The inability to recruit, manage, and retain important VARs, ISVs, resellers, distributors and system integrators or their inability to penetrate their respective market segment could materially adversely affect the Company's business, operating results, condition (financial or otherwise) or prospects.

     INTERNET MARKETING. The Company operates a Web server home page (http://www.saflink.com) which provides marketing and corporate information, news about the Company, and a variety of product and technical support information. The Company currently intends to expand its Internet operations to include sales and distribution of products directly to end users through its World Wide Web Site. The Company's SAFtyLatch product is currently available for purchase over the Web through Multiple Zones International (http://www.zones.com) and is expected to be included for sale on other E-commerce reseller Web sites in the future. The Company is also testing the effectiveness of banner advertising on various popular Web sites including Business Week On-Line (http://www.businessweek.com).

STRATEGIC RELATIONSHIPS

     As a means to try to accelerate the acceptance of the Company's products and to facilitate the adoption of biometric identification technology in the commercial marketplace, the Company has developed and is continuing to develop strategic relationships with certain leading technology and transaction providers. The Company intends to rapidly disseminate its products and services through multiple indirect distribution channels worldwide. However, there is no assurance that the Company will be able to so market its products and services or that such objective will be achieved. The Company has either established strategic relationships or is exploring the possibility of entering into such relationships with partners in the following categories:

     TECHNOLOGY PROVIDERS. The Company has entered into and intends to further pursue selected technology licenses and partnerships. It is not the Company's strategy to develop its own biometric technologies but to integrate into its products the leading technologies available including finger imaging algorithms licensed from Cogent Systems, Inc. ("Cogent") and Veridicom, Inc. ("Veridicom"), speaker verification algorithms licensed from Lernout & Hauspie Speech Products NV ("L&H") and ITT Industries, Inc. ("ITT"), facial recognition algorithms licensed from Visionics Corporation ("Visionics"), and biometric collection hardware manufactured by several suppliers.

     INFRASTRUCTURE PROVIDERS. The Company is pursuing relationships with computer manufacturers and communications companies that provide connectivity over virtual private networks, the Internet, and corporate intranets.

     FINANCIAL SERVICES PROVIDERS. The Company is pursuing relationships with leading banks and transaction processing companies interested in providing enhanced customer service and security in electronic banking. For example, Unisys Corporation ("Unisys") deploys SAF client/server software in its Navigator/trademark/ customer service system for banking and has developed several significant prospects. Most recently, WesternBank in Puerto Rico contracted with Unisys and NRI to implement 275 finger image scanners and related software in their new branch automation system. The Company has also signed a VAR agreement with a leading financial services provider, FIserv, Inc.

     HEALTHCARE PROVIDERS. The Company has entered into a master reseller agreement with XL Vision which is pursuing relationships with leading healthcare insurers, providers, and other organizations interested in securing electronic medical records and transactions, improving customer service, and auditing attestations in paperless environments. As an example, the Mayo Clinic began development of a physician identification solution for its clinical practice management system to provide authentication for physician and nurse single sign-on to multiple clinical applications. In May, the Company transferred its interests in the Mayo Clinic system to XL Vision. The Company believes that XL Vision is, in turn, currently pursing other prospects for this particular application in the healthcare industry.

     The Company plans to expand its business development and marketing organization as revenues increase. However, there is no assurance that revenues will increase, that such internal expansion will be successfully completed, that the cost of such expansion will not exceed revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against its current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results, condition (financial or otherwise) or prospects. There is no assurance that the Company's existing or future strategic relationships or marketing and distribution strategy will lead to, or accelerate the acceptance of the Company's products or facilitate the adoption of biometric identification and authentication technology in the commercial marketplace, or that the Company will be able to pursue or develop further relationships with other providers of technology, infrastructure or transactions.

LICENSED TECHNOLOGY

     FUNCTIONALITY. Biometric identification software algorithms and hardware products typically perform biometric data collection/processing, matching and search functions. Most of these algorithms represent a software solution that runs on generally available computer hardware including mainframes, servers, workstations and a growing list of storage devices including smartcards, optical cards and bar-code cards. For example, the licensed finger image identification algorithms provided by Cogent are representative of finger imaging based biometric algorithms that perform the following functions:

     IMAGE PRE-PROCESSING -- Enhances fingerprint images by clearly differentiating ridges and valleys and locating and extracting ridge endings and bifurcations (each such ridge ending and bifurcation is called a "point of interest" or "minutia"). This process accepts gray scale image inputs of finger images from sensor devices attached to a PC and uses "fuzzy mathematics" to clearly assign pixels to either ridge lines or valleys. The output of the process results in an enhanced finger image, consisting of the ridge lines of the finger that can be evaluated by the extraction and encoding process.

     EXTRACTION AND ENCODING -- Locates the finger image and surrounding minutiae. The automated finger imaging identification technology licensed by the Company evaluates the image and encodes a pattern description of the relative positions of the surrounding minutiae. This process evaluates the quality of the encoded finger image and creates a standard finger image minutiae record ("Finger Image Minutiae Record") output that can be stored in a database and compared by the pattern matching process ("Pattern Matching Process").

     PATTERN MATCHING -- Provides a Pattern Matching Process which will score the similarity of the Finger Image Minutiae Records against a known record, providing highly reliable finger image verification.

     These essentially stand-alone processes can be integrated with a variety of computer hardware environments and re-deployed in many different ways to satisfy the biometric identification requirements of a wide range of potential products and services. In many ways, the above processes are similar in concept for speech verification, facial image recognition and other biometric technologies, although the underlying technologies differ greatly. The Company refines its use of the Licensed Technology on a continuing basis and explores and evaluates other biometric technologies, including other finger imaging, speaker verification, facial recognition, iris scanning and dynamic signature recognition technologies, with a view towards licensing the most advanced biometric technologies it deems appropriate and beneficial, although there is no assurance that such rights will be available on satisfactory terms.

LICENSE AGREEMENTS

     COGENT SYSTEMS, INC. In April 1992, the Company was granted a seven and one-half year world-wide (i) exclusive license to all commercial applications of Cogent finger imaging identification technology and (ii) a non-exclusive license for most governmental applications (including control of welfare fraud), subject to certain rights of earlier termination. Cogent excluded the law enforcement market from the Company's license and may market and develop finger imaging identification systems for all governmental applications, including, among others, control of welfare fraud and law enforcement. In consideration of the license, the Company has agreed to pay royalties generally based on the Company's revenues from the licensed technology, subject to minimum quarterly payments of $125,000. In addition, Cogent has agreed during the term of the license to provide technical assistance to the Company in its utilization, enhancement and development of the Cogent finger imaging identification technology.

     Pursuant to the License Agreement, certain exclusive rights with respect to commercial markets which the Company had not entered as of April 1, 1997 became nonexclusive after such date. As of such date, the Company believes that it has the right of first refusal on any commercial utilization of the Cogent technology and that it retains exclusive rights in the following commercial markets and possibly others:

        MARKET                                                 SIC CODE GROUP
        ------                                                 --------------
        Commercial Bank; Credit Union ......................         60
        Health Services ....................................         80
        Business Consulting ................................         87
        Computer & Data Processing Services ................         73
        Computer & Office Equipment Manufacturing ..........         35
        Insurance Carrier ..................................         63

     In the event it is determined that the Company did not, in fact, enter into any of the above commercial markets (including any segment thereof) as required under the terms of the agreement, the Company stands to lose its exclusivity in those markets.

     On March 10, 1994, the Company entered into a ten year extension, continuing until October 1, 2009, of the term of the license agreement, provided that the Company makes a $10 million cash payment (the "Extension Payment") to Cogent on or prior to October 1, 1999, in addition to ongoing licensing fees. The Company is currently negotiating a modification to the license which would eliminate the $10 million cash payment. If an acceptable modification is not achieved, the Company will most likely elect not to make the $10 million payment and will allow the license to terminate on October 1, 1999. In the event that the license terminates on October 1, 1999, the Company believes that Cogent will be obligated to provide support for the existing user base and the Company anticipates that it will use alternate suppliers such as Verdicom, Inc. for its products that use finger imaging technology.

     WHO? VISION SYSTEMS. On March 5, 1998 the Company entered into a five year marketing agreement with Who? Vision Systems, Inc., an affiliate of XL Vision. Such agreement grants the Company a world-wide non-exclusive license to Who? Vision's finger imaging based software algorithms pursuant to a pricing schedule with no minimum annual royalty. The Company was also granted to right to re-sell Who? Vision fingerprint sensor hardware with its products.

     ITT INDUSTRIES, INC. On April 3, 1998, the Company entered into an agreement with ITT Industries, Inc. that grants the Company a world-wide non-exclusive perpetual license to ITT's SpeakerKey speech verification technology pursuant to a pricing schedule with no minimum annual royalty.

     VISIONICS CORPORATION. On April 6, 1998 the Company entered into a three year agreement with Visionics Corporation that grants the Company a world-wide non-exclusive license to Visionics FaceIt face recognition BSPs pursuant to a pricing schedule that includes a minimum annual royalty of $10,000.

     VERIDICOM. On June 12, 1998 the Company amended its perpetual world-wide non-exclusive license to Veridicom's finger imaging based BSPs. Pursuant to such agreement, the Company paid $75,000 for a specified number of prepaid licenses and has the right to purchase additional licenses pursuant to a pricing schedule with no minimum annual royalty. The Company was also granted the right to resell Veridicom's fingerprint sensor hardware with its products.

     LERNOUT & HAUSPIE SPEECH PRODUCTS ("L&H"). On September 30, 1998 the Company entered into a three year agreement with L&H that grants the Company a world-wide non-exclusive license to L&H's speech recognition and speaker verification software algorithms for a percentage of the revenues received by the Company from the sales of specified products. The Company paid $125,000 in December as a prepaid license for the original three year term which will be applied toward actual royalties due. The agreement is automatically extended for one year periods if total royalties paid during the preceding twelve months exceed $100,000.

COMPETITION

     Although the Company believes that the technology it licenses is among the most advanced available, to the Company's knowledge, the following companies have also developed software products that utilize biometric identification technology and are active in the United States: Digital Persona, Inc., Mytec, Inc., SAC, American Biometric Company, Identix Inc., Identicator Technologies, Inc., Keyware, Inc., Miros, Inc., Veritel, Inc., and I/O Software, Inc. It is the Company's strategy to offer products that are competitively priced, multi-biometrics enabled, open standards based, and scalable to large enterprise networks to differentiate its products in the marketplace.

     In addition, the Company will face competition from non-biometric technologies such as traditional passwords, token cards, or digital certificates as forms of user authentication in data and network security environments. In competing with these non-biometric products, the Company believes that the most important competitive issue will be the trade-off between the convenience, additional security and fraud prevention capabilities provided by biometrics versus the cost of installation. As a non-exclusive licensee of biometric technologies, the Company expects to experience competition from other products and services incorporating the technology it licenses. There is no assurance that the Company will be able to compete effectively with competitors offering products with similar or identical biometrics and non-biometric authentication capabilities.

PATENTS AND TRADEMARKS

     The Company has no rights to any patents or other intellectual property, including any biometric software algorithms or BSPs of its licensors, other than pursuant to its license of rights, and believes the competitive nature of its industry makes any patents and patent applications of its licensors important to the Company. There is no assurance that any of the patent applications of such licensors will be granted, that patents previously granted will prove enforceable, or that any such patents or patent applications will lead to any competitive advantage for the Company.

     The Company has received two patents in connection with the ergonomic design and optical design used in its finger image-based Microreader systems. In addition, the Company has received a notice of allowance of all claims in another patent application which will be issued in due course. Further, the Company has pending patent rights directed to its SAF software, has identified further subject matter to include in its patent portfolio, and has filed additional patent applications for these technologies. There is no assurance that the Company will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for the Company because of such patents or patent applications.

     The Company also relies on unpatented know-how, trade secrets and continuing research and development. As a result, the Company may not have any protection from other parties who independently develop the same know-how and trade secrets. Proprietary protection of the Company's products and services may be important to its business, and the Company's failure or inability to maintain such protection could have a material adverse affect on the Company's business, condition (financial or otherwise), results of operations and prospects. Moreover, while the Company does not believe that the production and sale of the Company's proposed products or services infringe on rights of third parties, if such is not the case, failure to obtain needed licenses from such third parties could have a material adverse effect on the Company's ability either to complete the development of certain products or services or to produce and market such products or services. Failure to obtain any such licenses could adversely impact the Company's business, condition (financial or otherwise), results of operations and prospects.

     The Company has registered certain service marks and trademarks with the United States Patent and Trademark Office. However, the Company has not registered certain of the various trademarks and trade names which it uses with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, the Company intends to accompany the use of such trademarks with the Company's name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in such trademarks. Certain rights, however, are protected under the provisions of the Lanham Act and under state law in respect to unregistered or common law trademarks.

EMPLOYEES

     As of March 26, 1999, the Company had 22 full-time employees compared to 33 as of March 31, 1998. The reduction in staffing was implemented as part of the Company's cost reduction program initiated during the third quarter of 1997 to reduce the Company's overhead as it transitioned from a direct sales model for integration services for governmental and other vertical applications to an indirect sales model for horizontal packaged software products for commercial applications. From time to time the Company has also utilized consultants for specific assignments (including the Company's current contract Chief Financial Officer), and intends to continue this practice in the future. None of its employees are represented by a labor union. Management believes that the future success of the Company will depend in part on its ability to retain its existing technical and other personnel and to attract and retain other qualified employees. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company leases its current principal executive offices and research and development facilities consisting of approximately 7,500 square feet located at 2502 Rocky Point Drive, Tampa, Florida 33607. The Company also leases office space for its sales and marketing and technical personnel in Reston, Virginia.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is presently a limited public trading market for the Common Stock. The Common Stock has been listed on the Nasdaq SmallCap Market since April 27, 1993 (NASDAQ: NRID). During 1998, the Company was sent two formal deficiency notices from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's securities were not in compliance with certain minimum maintenance standards required by Nasdaq. Nasdaq has notified the Company that it has been deemed to be in compliance with the net tangible asset, market capitalization, or net income requirements of Marketplace Rule 4310(c)(2) effective as of December 18, 1998. As of March 26, 1999, the Company believes that it is in compliance with the minimum bid price requirement of Marketplace Rule 4310(c)(4).

     The following table sets forth the range of high and low bid quotations for the Common Stock as reported on the SmallCap Market for each full quarterly period from January 1, 1997 through December 31, 1998 and for the period January 1, 1999 through March 26, 1999. Such quotations have been adjusted for the May 27, 1998 1 for 6 reverse split of the Common Stock and represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                     COMMON STOCK BID PRICE
                                                   --------------------------
                                                       HIGH           LOW
                                                   ------------   -----------
1997
First Quarter ..................................    $  15.937      $  8.062
Second Quarter .................................       14.625         7.125
Third Quarter ..................................        9.375         5.250
Fourth Quarter .................................        5.812         1.500

1998
First Quarter ..................................        6.187         1.687
Second Quarter .................................        4.875         1.250
Third Quarter ..................................        3.813         0.875
Fourth Quarter .................................        2.125         0.250

1999
First Quarter (through March 26, 1999) .........        4.500         0.875

     As indicated in the preceding paragraph, there has been only a limited public market for the outstanding Common Stock and the market price for the Common Stock does not necessarily reflect the value of the Company. There is no assurance that a viable public market for such shares will develop in the future or, if one develops, that such a public market will continue to exist.

     On March 26, 1999, the closing bid price of the Common Stock as reported on the SmallCap Market was $2.188. As of March 26, 1999 there were approximately 281 record holders of Common Stock.

     Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                   ----------- ----------- ----------- ----------- -----------
                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
SUMMARY OPERATING DATA
Revenue ..........................................  $  4,920    $  1,585    $  2,305    $    401    $     --
Net loss .........................................    (1,384)     (7,424)     (7,340)     (5,070)     (7,006)
Preferred stock deemed dividend ..................        --       1,470       1,412          --          --
Preferred stock dividend .........................       278         350         303          --          --
Net loss attributable to common stockholders .....    (1,662)     (9,244)     (9,055)     (5,070)     (7,006)
Net loss per common share ........................     (0.23)      (1.57)      (1.93)      (1.31)      (2.20)
Weighted average number of common shares .........     7,216       5,875       4,680       3,873       3,182

                                                    AS OF DECEMBER 31,
                                 ---------------------------------------------------------
                                    1998        1997        1996        1995        1994
                                 ---------   ---------   ---------   ---------   ---------
                                                      (IN THOUSANDS)
SUMMARY BALANCE SHEET DATA
Total assets .................    $2,685      $2,578      $2,832      $1,600      $1,701
Total liabilities ............       716       1,807       1,348         510         273
Stockholders' equity .........     1,969         771       1,484       1,090       1,428

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATING ACTIVITIES

     The Company incurred net operating losses for the fiscal years 1998, 1997 and 1996 of approximately $1.4 million, $7.4 million and $7.3 million, respectively, primarily due to its efforts in developing and marketing its biometric I&A software products. During 1998, the Company increased its strategic focus on commercial software development and sales.

     The following discussion presents certain changes in revenue and operating expenses of the Company which have occurred between fiscal years 1998 and 1997, and between fiscal years 1997 and 1996 and should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and Selected Financial Data included elsewhere herein.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE AND COST OF REVENUE

     Revenue for the year ended December 31, 1998 increased by approximately $3.3 million over revenue for the year ended December 31, 1997. This increase was primarily due to the sale of approximately $4.0 million of software licenses and related services to XL Vision in 1998, partially offset by decreases in software sales and services to miscellaneous other customers. Approximately $3.4 million or 69% of total revenue was from commercial software sales during 1998 compared to $294,000 or 19% in 1997 resulting from the Company's shift to focusing on software based solutions during 1998.

     Government related project revenue, including both PCS and product revenue, associated with the States of New Jersey and Connecticut welfare control systems increased to approximately $627,000 in 1998 from approximately $535,000 in 1997 as the result of a system expansion installed for the State of New Jersey in 1998. As part of its increased focus on commercial software development and sales, the Company entered into agreements during the first quarter of 1999 to
(i) transfer its contractual responsibilities for the management of the I&A aspects of the Connecticut welfare system to the prime contractor, Polaroid Corporation, and (ii) sell its software and transfer its contractual responsibilities for the management of the I&A aspects of the New Jersey welfare system to a third party contractor, Image Computing Incorporated ("ICI"). These new resellers have agreed to purchase software support through the balance of 1999.


     The approximately $378,000 increase in cost of revenue was primarily attributable to the sale of approximately $335,000 of hardware to XL Vision, at cost, as part of the agreement making XL Vision the Company's master reseller to the healthcare market.

     Gross profit increased to $3.8 million or 77% of revenue during 1998 from $841,000 or 53% of revenue in 1997 primarily due to the change in product mix to primarily software sales in 1998.

OPERATING EXPENSES

     Operating expenses for 1998 decreased by approximately $3.2 million from 1997 primarily due to (i) the expense reduction plan implemented by the Company in late 1997, (ii) the sale of the Company's healthcare line of business to XL Vision in 1998, and (iii) the elimination of expenses outside the Company's current strategic focus on indirect sales and marketing of software products. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                         CHANGES IN OPERATING
                                               EXPENSES
                                       ------------------------
                                          (000s)       % CHANGE
                                       ------------   ---------
Product development ................     $   (939)       (42)%
Sales and marketing ................       (1,252)       (45)
General and administrative .........         (973)       (33)
                                         --------        ---
                                         $ (3,164)       (37)%
                                         ========        ===

PRODUCT DEVELOPMENT

     The decrease in product development expenses was primarily due to reductions in employee expense, travel and professional consulting services related to hardware and the elimination of expenditures outside of the Company's current strategic focus. The Company expects to continue to incur product development costs as it develops additional products and enhances existing products.

SALES AND MARKETING

     The decrease in sales and marketing expenses was primarily due to reductions in employee expense, travel, professional consulting services and advertising, partially offset by a one-time commission paid in connection with the XL Vision transactions. As part of the current strategic focus, the Company sold its healthcare line of business, eliminated a portion of its other sales and marketing staff and closed certain offices shifting such sales and marketing efforts and costs to certain of the Company's strategic partners.

GENERAL AND ADMINISTRATIVE

     The decrease in general and administrative expense was primarily due to the accrual of $450,000 of settlement costs related to the IIG lawsuit in 1997 compared to $157,000 of such costs in 1998 as well as decreases in employee expense, travel, outside consulting, telephone and legal and professional expense. The Company expects certain general and administrative costs to increase if sales of the Company's products increase.

INTEREST AND OTHER INCOME

     This decrease in interest and other income was primarily due to a $150,000 write-off of obsolete assets and a $136,000 reduction in interest income due to lower cash balances, partially offset by a $200,000 gain on sale of assets transferred to XL Vision during 1998.

OPERATING EXPENSE ANALYSIS BY FUNCTIONAL ACTIVITY

     The following table provides an analysis of total operating expense change by functional category:

                                                 CHANGES IN OPERATING
                                                       EXPENSES
                                              --------------------------
                                                 (000s)        % CHANGE
                                              ------------   -----------
Compensation and related benefits .........     $ (1,688)        (48)%
Legal and professional services ...........         (506)        (64)
Consulting ................................         (441)        (55)
Travel and entertainment ..................         (443)        (64)
Advertising and promotion .................         (218)        (48)
Telephone and Internet ....................          (80)        (29)
Commission ................................          351           *
Other .....................................         (139)         (7)
                                                --------         ------
                                                $ (3,164)        (37)%
                                                ========         =====

----------------
* Not meaningful

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUE AND COST OF REVENUE

     Revenue for the year ended December 31, 1997 decreased by approximately $720,000 from revenue for the year ended December 31, 1996 due to the decrease in revenue associated with the welfare fraud control systems for the states of Connecticut and New Jersey. 1996 revenue included revenue from the installation of the welfare fraud control systems in Connecticut and New Jersey, while the only revenue associated with these contracts during 1997 was for on-going maintenance of the systems. The Connecticut installation, where the Company was a subcontractor to a direct service provider, included a service commitment through 2000.

     Cost of revenue for the year ended December 31, 1997 decreased by approximately $550,000 compared to cost of revenue for the same period in 1996 primarily as a result of the lack of installation costs related to the Connecticut and New Jersey contracts. Cost of revenue associated with sales of the Company's software and hardware include media costs and direct hardware costs. Cost of revenue associated with on-going maintenance contracts and service includes labor and overhead associated with software customization, ongoing technical support and amortization of hardware acquired by the Company on behalf of its customers.

OPERATING EXPENSES

     Operating expenses for the year ended December 31, 1997 decreased by approximately $76,000 compared to operating expenses for the same period in 1996. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                         CHANGES IN OPERATING
                                               EXPENSES
                                       -------------------------
                                         (000s)       % CHANGE
                                       ----------   ------------
Product development ................     $ (109)          (5)%
Sales and marketing ................       (550)         (16)
General and administrative .........        583           25
                                         ------          ---
                                         $  (76)          (1)%
                                         ======          ===

PRODUCT DEVELOPMENT

     Product development costs decreased by $109,000 or 5% during 1997. The Company expects to continue to incur product development costs as it continues to develop additional products and enhance existing products.

SALES AND MARKETING

     The decrease in sales and marketing expenses was due to a decrease in employee and consulting expenses. The decrease resulted from the Company's decision to curtail its efforts in Canada and eliminate expenditures in areas identified as being outside of the Company's current strategic focus on indirect selling and marketing of commercial software products. As part of such efforts, the Company eliminated a portion of its sales and marketing staff shifting such efforts to certain of the Company's strategic partners. The Company expects that sales and marketing expenses will increase if sales of the Company's products increase.

GENERAL AND ADMINISTRATIVE

     The increase of approximately $583,000 in general and administrative expenses was primarily due to the accrual of settlement costs of approximately $450,000 related to the IIG lawsuit in 1997 with no such costs in 1996 as well as increases in occupancy costs. See discussion in Liquidity and Capital Resources below.

YEAR 2000 EXPOSURE

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company is currently working to address the potential impact of the Year 2000 problem. It's processes for evaluating and managing the risks and costs associated with this potential problem are being managed by internal staff members.

     The Company has, to date, determined that (i) all of the software that it has developed for sale to others is Y2K compliant and (ii) all of the developers of other software that it has acquired for use in its business have publicly stated that their products are also Y2K compliant. The Company is still evaluating the possible effects of its Year 2000 exposure relative to certain equipment utilized by it. The Company has not yet determined the impact that a Y2K failure suffered by vendors, customers, suppliers or other third party service providers would have on the Company, but believes such a failure could have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations and prospects.

     The Company will continue to evaluate the status of its Year 2000 compliance to determine whether a contingency plan for dealing with any such failures is necessary, but no such plan has yet been adopted by the Company. The Company is still evaluating the possible effects of its Year 2000 exposure relative to certain equipment utilized by it. The Company has not yet determined what the nature and timing of any such contingency plan would be. Based on the information the Company has developed to date, the Company estimates that costs of addressing potential problems will not have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the extent to which the Company might be adversely impacted by vendors, customers, suppliers and other third party service providers' failure to remediate their own Year 2000 issues.

NEW ACCOUNTING STANDARDS

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

     As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information, issued by the Financial Accounting Standards Board. SFAS 131 requires the use of a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for company management. Under this definition, the Company operated, for all periods presented, as a single segment.

     As of January 1, 1998, the Company adopted Statement of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION, issued by the American Institute of Certified Public Accountants. SOP 97-2 changes the requirements for revenue recognition relating to software sales. Adoption of this Statement has not had, and is not expected to have, a material impact on the Company's net income or stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and working capital as of December 31, 1998 were approximately $1.7 million and $1.5 million, respectively, as compared to a cash and working capital (deficit) of $298,000 and ($386,000), respectively, as of December 31, 1997. The increase was primarily the result of the December 30, 1998 $2.0 million capital contribution made to the Company by the purchasers of all of the then outstanding Series C Preferred Stock of the Company without the issuance of any securities, see "Factors that May Affect Future Results -- Control of the Company" below. The Company expended net cash at a rate of approximately $117,000 per month during the last three months of 1998.

     Cash as of March 26, 1999 was approximately $847,000. Cash and working capital as of February 28, 1999 were approximately $1.2 million and $1.1 million, respectively. The decrease from December 31, 1998 was primarily due to net operating expenses.

     In an effort to reduce the Company's net cash expenditure rate, the Company began implementing a plan to reduce operating expenses in September 1997. This plan included, among other things, closing certain corporate facilities outside its Tampa headquarters and reducing the number of employees. Additionally, during 1998, the Company completed the sale of prepaid software licenses to one customer that generated approximately $4.0 million in cash. These two items reduced the net cash used in operating activities for fiscal 1998 to approximately $723,000 from approximately $6.5 million used during 1997.

     During 1998, the Company settled a lawsuit filed by IIG on February 13, 1997. The final settlement consisted of a $300,000 cash payment and the issuance of 41,667 shares of Common Stock in addition to warrants to purchase 75,000 shares of Common Stock at an exercise price of $3.375. Expense recognized for this settlement was $157,000 and $450,000 for 1998 and 1997, respectively. On July 7, 1998, the Company filed a registration statement with the SEC to register the shares of Common Stock issued to IIG and the shares of Common Stock issuable upon the exercise of the warrants issued to IIG. This registration statement was declared effective by the SEC on September 11, 1998.

     The Company expended net cash at a rate of approximately $278,000 per month during the first two months of 1999. The Company believes that its existing working capital, together with anticipated cash flows from sales under current contracts and continuation of the Company's operating expense reduction plan will be insufficient to meet its expected working capital needs beyond May 31, 1999. Accordingly, the audit opinion issued in connection with the Company's 1998 financial statements (included in this annual report) contains a going concern qualification.

     Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds during 1999 to continue its operations. The options the Company is reviewing to obtain additional financing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain assets of the Company and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. However, there is a significant likelihood that additional funding or strategic relationships will not be available on terms acceptable to the Company, if at all. The failure to obtain such additional funds would cause the Company to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information contained in this annual report, the following factors, among others, sometimes have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's need for additional funds, the Company's limited operating history and substantial accumulated net losses, control of the Company, the SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the SmallCap Market, technological and market uncertainty, competition, and the Company's dependence upon software licensors.

NEED FOR ADDITIONAL FUNDS

     The Company believes that its existing working capital, together with anticipated cash flows from sales from current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs after May 31, 1999. Accordingly, the Company is reviewing the options available to it to obtain additional funding. There is a significant likelihood that such additional funding will not be available on terms acceptable to the Company. It is possible that any such funding would be obtained through the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

     From its commencement of business in October 1991, the Company has been principally engaged in organizational, development and marketing activities. Through December 31, 1998, the Company has reported an accumulated net loss of approximately $45.3 million and has had only limited revenues. The Company has incurred additional losses from December 31, 1998 to date. There is no assurance that the Company will be able to achieve significant revenues or any net income in the future.

CONTROL OF THE COMPANY

     On December 17, 1998, RMS Limited Partnership ("RMS"), Francis R. Santangelo ("Santangelo") and Clearwater Fund III ("Clearwater") entered into a stock purchase agreement pursuant to which RMS and Santangelo agreed to purchase 195,500 and 34,500 shares, respectively, of the Series C Convertible Preferred Stock (the "Series C Preferred") of the Company from Clearwater in exchange for $1.0 million cash and 1.0 million shares of the Common shares received upon conversion. Upon consummation of the purchase of the Series C Preferred, RMS and Santangelo converted all of their respective shares of Series C Preferred into 8,264,138 and 1,458,377 shares, respectively, of Common Stock (representing approximately 49.6% and 8.7% of the then issued and outstanding shares of Common Stock). After the issuance of such shares of Common Stock and the delivery of the applicable shares of Common Stock to Clearwater, RMS and Santangelo were the beneficial owners of 8,080,805 and 1,308,377 shares of Common Stock, respectively, representing approximately 48.5% and 7.8%, respectively, of the then issued and outstanding shares of Common Stock. As a result of the foregoing transactions, RMS and Santangelo effectively acquired control of the Company through the ability to control the vote on most if not all matters to be determined by the stockholders of the Company, including, without limitation, the election of the directors of the Company. Also as a part of this transaction, RMS and Santangelo agreed to contribute $2.0 million to the Company's working capital without the issuance of any additional securities. The Company received these funds on December 30, 1998.

     As of March 26, 1999, RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), Francis R. Santangelo and J. Anthony Forstmann beneficially own approximately 47.8%, 7.8% and 4.1% of the Common Stock, respectively. Mr. Forstmann, Mr. Santangelo and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by Mr. Forstmann or RMS, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company.

NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

     In 1998, the Company received notices from Nasdaq notifying the Company that its Common Stock was not in compliance with Nasdaq Marketplace Rule 4310(c)(4) ("Rule 4310(c)(4)") which requires the Company to maintain a $1.00 minimum bid price for its Common Stock. The Company believes that as of March 26, 1999, it is in compliance with the minimum bid price requirement set forth in Rule 4310(c)(4).

     Also in 1998, the Company received notices from Nasdaq notifying the Company that the Common Stock was not in compliance with Nasdaq Marketplace Rule 4310(c)(2) ("Rule 4310(c)(2)"), which requires the Company to (i) maintain net tangible assets of $2 million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The Company has been notified by Nasdaq that effective December 18, 1999, it was in compliance with Rule 4310(c)(2).

     There is no assurance that the Company will be in compliance with Rule 4310(c)(4) or Rule 4310(c)(2) at any time in the future or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted from the SmallCap Market, it would adversly affect (i) the prices of such securities, (ii) the ability of holders to sell them and (iii) the Company's ability to raise additional funds, especially in the public markets.

TECHNOLOGICAL AND MARKET UNCERTAINTY

     The development, production, distribution and marketing of the Company's products and services may be impeded by various possible problems, which problems may be beyond the financial and technical abilities of the Company to solve. Technology employed in I&A is subject to rapid change, and more advanced or alternate technology employed by competitors, currently or in the future, and not available to the Company could give such competitors a significant advantage over the Company. In addition, concerns about unauthorized (including government) access to private information may impede market acceptance of I&A systems. Further, there is no assurance that products and services developed by competitors of the Company will not significantly limit the potential market for the Company's products and services or render the Company's products and services obsolete. Finally, there is no assurance that laws, rules or regulations will not be adopted in such a manner as will materially adversely affect the Company.

COMPETITION

     The Company is attempting to compete in the highly competitive market for network and data security which is dominated by more traditional I&A techniques (such as cards, keys, passwords and personal information). A number of other companies also have biometric I&A technology and have sold systems incorporating such technology in the United States. The Company is aware of several other companies that produce or are developing other biometric I&A technologies which may compete with the Licensed Technology (as defined below) or may be integrated into I&A products and services that are competitive with those offered by the Company. Such technologies include, among others, identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with companies that have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against these companies or technologies. Announcements and advances by the Company's competitors concerning new products or features, governmental or other contracts and developments or disputes relative to patents or proprietary rights may have an adverse material impact on the Company's business, condition (financial or otherwise), results of operations and prospects.

DEPENDENCE UPON SOFTWARE LICENSORS

     The Company has acquired certain rights to biometric I&A software (the "Licensed Technology") under agreements with software algorithm suppliers including Cogent Systems, Inc., ITT Industries, Inc., L&H, Veridicom, Inc., Visionics Corporation and Who? Vision that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Although the Company is not in default of such agreements as of the date hereof, there is no assurance that such defaults will not occur in the future or that the Company will make the minimum royalty payments required under such agreements. Although the Company's products can be sold without the Licensed Technology, loss of the Company's license rights could substantially impair (if not entirely preclude) the Company's ability to compete with products including similar or identical technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to market risk from changes in interest rates. The Company does not use any hedging transactions or any financial instruments for trading purposes and is not a party to any leveraged derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning directors and officers of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning directors and officers and certain beneficial owners of the Company is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning directors and officers and certain beneficial owners of the Company is included in the definitive Proxy Statement for the Company's Annual Meeting of Stockholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

         (1) Consolidated Financial Statements

     The financial statements filed as a part of this report are listed in the "Index to Financial Statements" at Item 8.

         (2) Financial Statement Schedules

     All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

     (b) Reports on Form 8-K

     During the fourth quarter of 1998, the Company filed one report on Form 8-K on December 17, 1998.

     (c) Exhibits

 EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
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

 3.3       Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2,
           1996. (incorporated by reference to Exhibit 3.3 of the Companys' Annual Report on Form 10-K for
           the fiscal year ended December 31, 1996.)

 3.4       Certificate of Amendment to Certificate of Incorporation of the Company, dated as of May 26, 1998.

 4.1       Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications,
           Limitations and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31,1997).

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

 EXHIBIT
   NO.                                         DESCRIPTION
--------                                       -----------
10.10        Letter of Intent, dated as of March 9, 1995 (incorporated by reference from the Exhibits to the Company's Report on Form 8-K, dated March 1,1995).

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

                                     THE NATIONAL REGISTRY INC.
                                            (REGISTRANT)

                         By:            /s/ JEFFREY P. ANTHONY
                             -----------------------------------------------
                                           Jeffrey P. Anthony
                             President, Chief Executive Officer and Director

Dated: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and on the dates indicated.

         NAME AND SIGNATURE                           TITLE                        DATE
         ------------------                           -----                        ----
/s/      JEFFREY P. ANTHONY           President, Chief Executive Officer     March 30, 1999
    ------------------------------    and Director (Principal
         Jeffrey P. Anthony           Executive Officer)

/s/       JAMES W. SHEPPERD           Chief Financial Officer (Principal     March 30, 1999
    ------------------------------    Financial Officer and
          James W. Shepperd           Principal Accounting Officer)

/s/       HECTOR J. ALCALDE           Director
    ------------------------------                                           March 30, 1999
         Hector J. Alcalde

/s/       FRANK M. DEVINE             Director                               March 30, 1999
    ------------------------------
          Frank M. Devine

/s/     J. ANTHONY FORSTMANN          Director                               March 30, 1999
    ------------------------------
        J. Anthony Forstmann

/s/         O.G. GREENE               Director                               March 30, 1999
    ------------------------------
            O. G. Greene

/s/     DONALD C. KLOSTERMAN          Director                               March 30, 1999
    ------------------------------
        Donald C. Klosterman

/s/     ROBERT ROSENBLATT             Director                               March 30, 1999
    ------------------------------
        Robert J. Rosenblatt

/s/     FRANCIS R. SANTANGELO         Director                               March 30, 1999
    ------------------------------
        Francis R. Santangelo

                         INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
Report of Independent Certified Public Accountants .......................      F-1

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997       F-2

Consolidated Statements of Operations for each of the three years in the
  period ended December 31, 1998 .........................................      F-3

Consolidated Statements of Stockholders' Equity for each of the
  three years in the period ended December 31, 1998 ......................      F-4

Consolidated Statements of Cash Flows for each of the three years in the
  period ended December 31, 1998 .........................................      F-5

Notes to Consolidated Financial Statements ...............................      F-6

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
The National Registry Inc.

     We have audited the accompanying consolidated balance sheets of The National Registry Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The National Registry Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that The National Registry Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses in each year since inception and has no sources of financing available at December 31, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                              /s/ ERNST & YOUNG LLP

Tampa, Florida
March 19, 1999

                          THE NATIONAL REGISTRY INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
                          ASSETS
Current assets:
 Cash and cash equivalents ....................................    $   1,736      $     298
 Accounts receivable, net of allowance for doubtful accounts of
   $27,000 and $30,000 respectively ...........................          149            450
 Inventory ....................................................           37            362
 Prepaid royalties ............................................          200            125
 Prepaid other ................................................           70            147
 Other ........................................................           27             39
                                                                   ---------      ---------
   Total current assets .......................................        2,219          1,421
Furniture and equipment -- net ................................          361          1,052
Investment ....................................................          105            105
                                                                   ---------      ---------
                                                                   $   2,685      $   2,578
                                                                   =========      =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable .............................................    $     189      $     677
 Accrued legal settlement .....................................           --            450
 Accrued professional fees ....................................          105            216
 Accrued other ................................................          117            290
 Deferred revenue .............................................          305            174
                                                                   ---------      ---------
   Total current liabilities ..................................          716          1,807
Commitments and contingencies .................................
Stockholders' equity:
 Preferred stock, $.01 par value convertible:
  Authorized -- 1,000,000 shares ..............................
  Series A -- Liquidation preference $100 per share,
    100,000 shares issued and outstanding as of
    December 31, 1998 and 1997, respectively ..................            1              1
  Series C -- Liquidation preference $20 per share,
    0 and 259,750 shares issued and outstanding as of
    December 31, 1998 and 1997, respectively ..................           --              3
 Common stock, $.01 par value:
  Authorized -- 25,000,000 and 75,000,000 shares as of
    December 31, 1998 and 1997, respectively ..................
  Issued and outstanding--16,677,005 and 6,355,776 as of
    December 31, 1998 and 1997, respectively ..................          167             64
 Additional paid-in-capital ...................................       47,138         44,378
 Accumulated deficit ..........................................      (45,337)       (43,675)
                                                                   ---------      ---------
   Total stockholders' equity .................................        1,969            771
                                                                   ---------      ---------
                                                                   $   2,685      $   2,578
                                                                   =========      =========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------
                                                                1998          1997          1996
                                                            -----------   -----------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Post contract services revenue ..........................    $    538      $    535      $     --
Net product and service revenue .........................       4,382         1,050         2,305
                                                             --------      --------      --------
   Total revenue ........................................       4,920         1,585         2,305
Cost of post contract services revenue ..................         312           356            --
Cost of product and service revenue .....................         810           388         1,292
                                                             --------      --------      --------
   Total cost of revenue ................................       1,122           744         1,292
                                                             --------      --------      --------
   Gross profit .........................................       3,798           841         1,013
Operating expenses:
 Product development ....................................       1,282         2,221         2,330
 Sales and marketing ....................................       1,558         2,810         3,360
 Minimum royalty payments ...............................         500           500           500
 General and administrative .............................       1,950         2,923         2,340
                                                             --------      --------      --------
                                                                5,290         8,454         8,530
Interest and other income ...............................         108           189           177
                                                             --------      --------      --------
   Net loss .............................................      (1,384)       (7,424)       (7,340)
                                                             --------      --------      --------
Preferred stock deemed dividend .........................          --         1,470         1,412
Preferred stock dividend ................................         278           350           303
                                                             --------      --------      --------
   Net loss attributable to common stockholders .........    $ (1,662)     $ (9,244)     $ (9,055)
                                                             ========      ========      ========

Basic and diluted loss per common share .................    $  (0.23)     $  (1.57)     $  (1.93)
Weighted average number of
  common shares outstanding .............................       7,216         5,875         4,680

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                     COMMON STOCK       PREFERRED STOCK       ADDITIONAL
                                                   ----------------- ----------------------    PAID-IN     ACCUMULATED
                                                    SHARES   AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT      TOTAL
                                                   -------- -------- ----------- ---------- ------------- ------------ -----------
Balance at December 31, 1995 .....................   4,041    $ 40       100       $  1        $26,425     $ (25,376)   $   1,090
 Issuance of Series B preferred
   stock, net of offering costs, at
   $10,000 per share .............................      --      --         1         --         7,280             --        7,280
 Series B preferred stock dividend at 8% .........      --      --        --         --           303           (303)          --
 Series B preferred stock deemed dividend ........      --      --        --         --         1,412         (1,412)          --
 Conversion of Series B preferred stock ..........   1,655      17          (1)      --           (17)            --           --
 Expense related to stock option plans ...........      --      --        --         --           109             --          109
 Issuance of common stock upon exercise of
   stock options at $1.50 per share ..............      38      --        --         --           345             --          345
 Net loss ........................................      --      --        --         --            --         (7,340)      (7,340)
                                                     -----    ----       -----     ----        -------     ---------    ---------
Balance at December 31, 1996 .....................   5,734      57       100          1        35,857        (34,431)       1,484
 Issuance of Series C preferred stock, at
   $20 per share, net of offering costs ..........      --      --       350          4         5,723             --        5,727
 Issuance of Common Stock warrants ...............      --      --        --         --           660             --          660
 Series C preferred stock dividend at 6% .........      --      --        --         --           350           (350)          --
 Series C preferred stock deemed dividend ........      --      --        --         --         1,470         (1,470)          --
 Conversion of Series C preferred stock ..........     560       6       (90)          (1)           (5)          --           --
 Expense related to stock option plans ...........      --      --        --         --            94             --           94
 Cancellation of compensatory stock options ......      --      --        --         --          (105)            --         (105)
 Issuance of common stock upon exercise of
   stock options at various prices ...............      14      --        --         --            11             --           11
 Issuance of common stock for services ...........      48       1        --         --           323             --          324
 Net loss ........................................      --      --        --         --            --         (7,424)      (7,424)
                                                     -----    ----       -----     ------      --------    ---------    ---------
Balance at December 31, 1997 .....................   6,356      64       360          4        44,378        (43,675)         771
 Conversion of Series C preferred stock ..........  10,280     103      (260)          (3)       (100)            --           --
 Common stock and warrants issued for legal
   settlement ....................................      41      --        --         --           307             --          307
 Series C preferred stock dividend at 6% .........      --      --        --         --           278           (278)          --
 Issuance of warrants for services ...............      --      --        --         --           168             --          168
 Issuance of stock options for services ..........      --      --        --         --            78             --           78
 Expense related to stock option plans ...........      --      --        --         --            29             --           29
 Capital contribution ............................      --      --        --         --         2,000             --        2,000
 Net loss ........................................      --      --        --         --            --         (1,384)      (1,384)
                                                    ------    ----      ------     ------      --------    ---------    ---------
Balance at December 31, 1998 .....................  16,677    $167       100       $  1        $47,138     $ (45,337)   $   1,969
                                                    ======    ====      ======     ======      ========    =========    =========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1998           1997           1996
                                                                       ------------   ------------   ------------
                                                                                     (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES
Net loss ...........................................................     $ (1,384)      $ (7,424)      $ (7,340)
 Adjustments to reconcile net loss to net cash used
   in operating activities: ........................................
  Compensation (benefit) applicable to stock option grants .........           29            (11)           109
  Depreciation .....................................................          587            649            536
  Issuance of common stock, stock options, and warrants
    for services ...................................................          246            324             --
  Issuance of stock and warrants for legal settlement ..............          307             --             --
  Gain on sale of fixed assets .....................................          (57)           (41)            --
  Changes in operating assets and liabilities:
   Accounts receivable .............................................          301            (12)          (378)
   Inventory .......................................................          325           (362)           143
   Prepaid expenses ................................................            2            (73)           (17)
   Other assets ....................................................           12             12            141
   Accounts payable ................................................         (488)           309            148
   Accrued expenses ................................................         (734)           (24)           690
   Deferred revenue ................................................          131            174             --
                                                                         --------       --------       --------
Net cash used in operating activities ..............................         (723)        (6,479)        (5,968)

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES
Purchase of equipment ..............................................          (52)          (610)          (921)
Proceeds from the sale of assets ...................................          213             75             --
                                                                         --------       --------       --------
Net cash provided by (used) in investing activities ................          161           (535)          (921)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from capital contribution .................................        2,000             --             --
Proceeds from issuance of preferred stock ..........................           --          6,387          7,280
Proceeds from issuance of common stock .............................           --             11            345
                                                                         --------       --------       --------
Net cash provided by financing activities ..........................        2,000          6,398          7,625
                                                                         --------       --------       --------
Net increase (decrease) in cash and cash equivalents ...............        1,438           (616)           736
Cash and cash equivalents at beginning of period ...................          298            914            178
                                                                         --------       --------       --------
Cash and cash equivalents at end of period .........................     $  1,736       $    298       $    914
                                                                         ========       ========       ========

                             See accompanying notes.

                          THE NATIONAL REGISTRY INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

     The National Registry Inc., a Delaware corporation organized on October 23, 1991, and its wholly-owned subsidiary, SAFLINK Corporation (a Delaware corporation organized on June 25, 1998), ("NRI" or the "Company"), provides a suite of data and network security software products that utilize biometric technologies to replace passwords or other technologies for user authentication when accessing information stored in personal computers and in networked computing environments. The Company's products also include software developer kits (SDKs) that allow application developers and enterprises to build custom applications with biometric technologies that identify persons seeking access to secured data transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of The National Registry Inc. and its wholly-owned subsidiary, SAFLINK Corporation. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

     During 1998 and 1997, operating revenue was derived from the sale of the Company's software and hardware products, the performance of programming and integration services and post contract customer support (PCS). During 1996 operating revenue was derived from the installation and lease of Company installed welfare fraud systems in the states of Connecticut, New Jersey and New York. Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2). SOP 97-2 provides for the recognition of revenue when product is shipped and programming and integration services are performed, provided no significant obligations remain and collection of the receivable is deemed probable. Revenue for elements not delivered, including PCS revenue, is deferred and recognized as delivered or ratably over the life of the service period of the related contract. Adoption of this Statement did not have a significant impact on the Company's results of operations.

MAJOR CUSTOMERS

     Approximately 80% of the Company's 1998 revenue was from the sale of software licenses and related services to one customer. No other individual customer accounted for significant sales. Three customers accounted for approximately 21%, 18% and 12%, respectively, of 1997 revenue. In fiscal 1996, the same three customers specified in 1997 accounted for 39%, 0% and 48%, respectively, of total revenue.

                          THE NATIONAL REGISTRY INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash in bank and overnight investments in repurchase agreements collateralized by United States Government or United States Government Agency obligations.

MANAGEMENT OF CREDIT RISK

     The Company is subject to concentrations of credit risk from its cash investments. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. The Company's financial instruments consist of cash, overnight investments in repurchase agreements, accounts receivable, an investment in a bank time certificate of deposit and accounts payable. The fair value of these instruments approximates their carrying value based on the current rate offered to the Company for similar instruments.

INVENTORY

     Inventory is comprised of computer hardware purchased in connection with the installation of the Company's biometric products. Inventories are stated at the lower of cost, on a first-in - first-out basis, or market.

SOFTWARE DEVELOPMENT COSTS

     The Company expenses costs associated with the development of software as incurred until technological feasibility is established.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121), the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be

                          THE NATIONAL REGISTRY INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. Any impairment provisions recognized are permanent and may not be restored in the future. No impairments have been recorded.

FURNITURE AND EQUIPMENT

     Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                             YEARS
                                                           --------
        Computer equipment and software ................    1 to 3
        Office furniture, equipment and other ..........   3 to 10

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising expense was approximately $228,000, $443,000 and $428,000 in 1998, 1997 and 1996,
respectively.

INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

STOCK BASED COMPENSATION

     The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations, because the Company believes the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), requires the use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, in cases where exercise prices equal or exceed fair market value, the Company recognizes no

                          THE NATIONAL REGISTRY INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

compensation expense for stock option grants. In cases where exercise prices are less than fair market value, compensation expense is recognized over the period of performance or the vesting period.

     The Company accounts for non-employee stock-based compensation in accordance with SFAS 123. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS 123 for all stock-based compensation, is included in Note 6.

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

REVERSE STOCK SPLIT

     All share and per share information presented herein, and in the Company's consolidated financial statements, has been retroactively restated to reflect a one-for-six reverse split of the Company's Common Stock, par value $.01 per share, which occurred on May 27, 1998.

SEGMENT REPORTING

     Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, issued in June 1997, requires the use of a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as

                          THE NATIONAL REGISTRY INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The Company did not have any comprehensive income items in any of the years presented.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

3. GOING CONCERN

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred net operating losses of $1.4 million, $7.4 million and $7.3 million in 1998, 1997 and 1996 respectively, and used approximately $723,000, $6.5 million and $6.0 million of cash in operations in 1998, 1997 and 1996, respectively.

     The Company is attempting to obtain additional working capital through various means, which may include the issuance of equity and the development of strategic relationships, to support its operations but, there is no assurance that sufficient capital will be available to the Company.

     Based on the foregoing factors, it is uncertain whether or not the Company can generate adequate cash flows from operations, or from financing transactions, to meet its obligations as they become due. In that event, the Company would be required to seek other alternatives including sale, merger or discontinuance of operations.

4. FURNITURE AND EQUIPMENT

     Furniture and equipment consists of the following (in thousands):

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
   Computer equipment and software ...............    $  1,259      $  3,031
   Office furniture, equipment and other .........         208           415
                                                      --------      --------
                                                         1,467         3,446
   Less: accumulated depreciation ................      (1,106)       (2,394)
                                                      --------      --------
                                                      $    361      $  1,052
                                                      ========      ========

     Depreciation expense amounted to $587,000 in 1998, $649,000 in 1997 and $536,000 in 1996.

                          THE NATIONAL REGISTRY INC.

4. FURNITURE AND EQUIPMENT--(CONTINUED)

     During 1998, the Company disposed of various fixed assets that were no longer in use. The net book value of these assets at the time of disposal, of approximately $156,000, is reflected as a component of interest and other income in the Consolidated Statements of Operations.

5. TECHNOLOGY LICENSES

     The Company has acquired certain rights to biometric identification and authentication software (the "Licensed Technology") under agreements with software algorithm suppliers including Cogent Systems, Inc., ITT Industries, Inc., L&H, Veridicom, Inc., Visionics Corporation and Who? Vision Systems that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Under the terms of the agreement with Cogent, the Company is obligated to make a $10 million cash payment (the "Extension Payment") to Cogent on or prior to October 1, 1999, in addition to ongoing license fees, to continue the agreement until October 1, 2009. The Company is currently negotiating a modification to the license to eliminate the Extension Payment. If an acceptable modification is not achieved, the Company will most likely elect not to make the Extension Payment and will allow the license to terminate. If the license terminates on October 1, 1999, the Company anticipates that it will use alternate suppliers such as Veridicaom, Inc. for its products that use finger image technology. The Company made prepayments totaling $75,000 and $125,000 to Veridicom and L&H, respectively, during 1998.

6. INCOME TAXES

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $29.4 million for federal income tax purposes which expire at various dates through 2018. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated for financial reporting arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and, beginning January 1995, are being ratably amortized to expense over a 60-month period.

     These temporary differences and net operating loss carryforwards give rise to a deferred tax asset of approximately $12.4 million and $11.9 million as of December 31, 1998 and 1997, respectively, based on a combined federal and state statutory rate of 37.7%. Due to the uncertainty of achieving taxable income sufficient to realize the deferred tax asset, a valuation allowance of $12.4 million and $11.9 million was recorded as of December 31, 1998 and 1997, respectively, which fully offsets the deferred tax asset.

     The future utilization of the tax benefit carryforward items is subject to an annual limitation when a cumulative change in stock ownership of more than 50% occurs over a three year period. The Company believes that such a change has occurred, and that it is possible that taxable income and income taxes in future years, which would otherwise be offset by net operating losses and reduced by tax credits, will not be offset or reduced and, therefore, income tax liabilities will be incurred. The potential tax benefits of these carryforwards at December 31, 1998 and 1997 of approximately $11.1 million and $9.3

                          THE NATIONAL REGISTRY INC.

6. INCOME TAXES--(CONTINUED)

million, respectively, have been fully reserved in the financial statements due to the uncertainty of realization. Tax benefits will be recognized in future years if and when such benefits are judged to be realizable.

     An analysis of the reasons for the variations from the expected federal corporate income tax rate of 34% and the effective rates provided is as follows:

                                                  1998      1997      1996
                                                  ----      ----      ----
Tax benefit computed at U.S. statutory rate       (34.0)%   (34.0)%   (34.0)%
State tax, net of federal benefit                  (3.6)%    (3.7)%    (3.7)%
Nondeductible items (meals and entertainment)       0.5       0.1       0.2
Change in valuation allowance                      37.1      37.6      37.5
                                                -------    ------    ------
     Effective tax rate                             0.0%      0.0%      0.0%
                                                =======    ======    ======

7. STOCKHOLDERS' EQUITY

COMMON STOCK

     The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors from funds legally available for the payment of dividends. In the event of liquidation or dissolution of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company remaining after provision for payment of liabilities and after holders of the convertible Series A preferred stock receive a liquidation preference of $100 per share or an aggregate liquidation preference of $10 million.

     During 1998, the Company issued 41,667 shares of Common Stock, as well as warrants to purchase 75,000 shares of Common Stock for $3.38 per share, to International Interest Group, Inc. ("IIG") as part of the settlement of a lawsuit filed by IIG on February 13, 1997.

PREFERRED STOCK

     The Series A preferred stock is convertible at the option of the holder and will automatically be converted into 1,056,026 shares of common stock, or approximately 6% of the common stock of the Company (after giving effect to such conversion), upon the satisfaction of certain conditions.

     On January 29, 1996, the Company completed an equity financing pursuant to which certain investors purchased from the Company 800 shares of Series B preferred stock for an aggregate purchase price of $8 million before commissions and expenses (the Series B Preferred Stock Private Placement). Shares of Series B preferred stock were convertible at the option of the holder into shares of common stock, based upon a defined conversion formula. Until conversion, the Series B preferred stock accreted dividends at a rate of 8% per year. Prior to conversion, the Company accreted dividends of $303,000. All holders of Series B preferred stock had converted their shares into an aggregate of 1,654,500 shares of the Company's common stock by December 31, 1996.

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds

                          THE NATIONAL REGISTRY INC.

7. STOCKHOLDERS' EQUITY--(CONTINUED)

purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7 million before commissions and expenses which totaled approximately $613,000. Shares of Series C Preferred Stock were convertible at the option of the holder into shares of common stock, based upon a defined conversion formula. The Series C Preferred Stock carried a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to additional paid-in capital. The Company recorded accretion of $278,000 and $350,000 during 1998 and 1997, respectively. It also recorded, during 1997, a deemed dividend of $1.5 million attributable to the recognition of the market discount that the holders received upon conversion into Common Stock. 90,250 shares of Series C Preferred Stock were converted into 560,653 shares of Common Stock, including 23,442 shares attributable to accrued dividends, during 1997. The remaining 259,750 shares of Series C Preferred Stock were converted into 10,279,513 shares of Common Stock, including 1,010,743 shares attributable to accrued dividends, during 1998.

STOCK OPTIONS

     The Company maintains an employee stock incentive plan (the "Plan") for officers, directors and key employees under which 2,282,500 shares were reserved for issuance as of December 31, 1998. In addition, the Company has granted, outside of the Plan, options to purchase an aggregate of 645,000 shares to certain employees. Options currently granted by the Company generally vest over a three to five-year period. Additionally, from time to time, the Company will grant stock options to non-employees in exchange for services rendered. During 1998, a total of 80,000 options were issued to contractors at an average exercise price of $1.29. Expense recorded related to these non-employee grants during 1998 was estimated using the Black-Scholes valuation model and amounted to $77,500. A total of 82,917 options were outstanding to non-employees at December 31, 1998.

     Certain options granted prior to 1998 were granted with exercise prices less than the market price of the underlying stock on grant date and the Company has recorded compensation expense for these options. Compensation related to stock options is measured at the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity, as unamortized deferred compensation, and amortized to expense over the options' vesting periods. The Company recognized $29,000, $94,000, and $109,000 as compensation expense in 1998, 1997 and 1996 respectively, relating to compensatory options.

                          THE NATIONAL REGISTRY INC.

7. STOCKHOLDERS' EQUITY--(CONTINUED)

     Disclosure of pro forma information regarding net loss and loss per share is required by SFAS No. 123. If compensation expense related to employee stock options issued under the Plan had been determined based on the fair values at the grant dates consistent with the method of accounting prescribed by SFAS No. 123, the Company's net loss attributable to common stockholders and loss per common share would been as follows:

                                                   1998           1997           1996
                                               ------------   ------------   ------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
   Pro forma net loss attributable to
     common stockholders ...................     $ (4,558)      $ (9,840)      $ (9,594)
   Pro forma loss per common share .........        (0.63)         (1.68)         (2.05)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rates of 5.0% for 1998 and 6.5% for 1997 and 1996; no dividends; volatility factors of the expected market price of the Company's Common Stock of 1.273 for 1998, 1.063 for 1997 and 1.098 for 1996; and a weighted-average expected life 3.0 years for 1998 and 4.5 years for 1997 and 1996.

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

                          THE NATIONAL REGISTRY INC.

7. STOCKHOLDERS' EQUITY--(CONTINUED)

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                       1998                  1997                  1996
                                               --------------------- --------------------- --------------------
                                                          WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                           AVERAGE               AVERAGE               AVERAGE
                                                OPTIONS    EXERCISE   OPTIONS    EXERCISE   OPTIONS   EXERCISE
                                                 (000)      PRICE      (000)      PRICE      (000)      PRICE
                                               --------- ----------- --------- ----------- --------- ----------
   Outstanding -- beginning of year ..........     757     $  8.34      816      $  8.52      723      $  8.88
    Granted ..................................   1,993        1.82       41         7.08      132         6.66
    Exercised ................................      --          --      (14)         .84      (38)        9.00
    Canceled/expired .........................    (442)       8.11      (86)       10.32       (1)       13.50
                                                 -----                  ---                   ---
   Outstanding-end of year ...................   2,308        2.24      757         8.34      816         8.52
                                                 =====                  ===                   ===
   Exercisable at end of year ................   1,348        3.12      608         8.34      546        12.84
                                                 =====                  ===                   ===
   Weighted-average fair value of
     options granted during the year .........                1.38                  7.08                  5.22

     Exercise prices for options outstanding as of December 31, 1998 ranged from $.64 to $4.68. The weighted-average remaining contractual life of those options is seven years.

     On March 11, 1998, the exercise price of all outstanding stock options held by employees and directors of the Company was reduced to $4.68 per share, the closing bid price of the Common Stock on the SmallCap Market on such date. In addition, all options outstanding on December 31, 1998 were immediately exercisable to the extent that they were granted at least six months prior to December 17, 1998 due to the occurrence of a "change in control" of the Company, as defined in the Plan. Options granted within the six month period preceding December 17, 1998 will become exercisable six months following their grant date.

WARRANTS

     During 1998, the Company recognized $335,000 of expense related to the issuance of 121,875 new Warrants using the Black-Scholes pricing model and assumptions discussed under options above. These warrants were issued in connection with the IIG settlement (75,000 warrants) and to consultants in exchange for services (46,875 warrants).

     In connection with the 1996 Series B Preferred Stock Private Placement, the Company issued warrants to purchase 47,431 shares of common stock at an exercise price of $15.18 per share. Such warrants are exercisable at any time and expire in January 2001. The Company has also agreed to certain registration rights with respect to such warrants.

                          THE NATIONAL REGISTRY INC.

7. STOCKHOLDERS' EQUITY--(CONTINUED)

     In connection with the 1997 Series C Preferred Stock Private Placement, the Company issued warrants to purchase up to 90,000 shares of Common Stock at an exercise price of $15.68 per share, subject to certain adjustments from time to time. Such warrants are exercisable at any time and expire in February 2002. In connection with the December 1998 conversion of the outstanding Series C Preferred Stock and related $2 million capital contribution, the Company agreed to issue 100,000 new Warrants at an exercise price of $0.63 upon the surrender and cancellation of warrants to purchase 47,619 shares of Common Stock at an exercise price of $15.68 per share. The estimated fair value of these warrants was $46,000 and was included as a component of additional paid-in capital. The expiration date and all terms other than the exercise price of the new warrants are the same as the old warrants. The Company has also agreed to certain registration rights with respect to these warrants.

CAPITAL CONTRIBUTION

     On December 17, 1998, RMS Limited Partnership ("RMS"), Francis R. Santangelo ("Santangelo") and Clearwater Fund III, L.P. ("Clearwater") entered into a stock purchase agreement pursuant to which RMS and Santangelo agreed to purchase 195,500 and 34,500 shares, respectively, of the Series C Convertible Preferred Stock (the "Series C Preferred") of the Company from Clearwater in exchange for $1.0 million cash and 1million shares of the Common shares received upon conversion of the Series C Preferred. Upon consummation of the purchase of the Preferred Stock, RMS and Santangelo converted all of their respective shares of Series C Preferred into 8,264,138 and 1,458,377 shares, respectively, of Common Stock (representing approximately 49.6% and 8.7% of the then issued and outstanding shares of Common Stock). After the issuance of such shares of Common Stock and the delivery of the applicable shares of Common Stock to Clearwater, RMS and Santangelo were the beneficial owners of 8,080,805 and 1,308,377 shares of Common Stock, respectively, representing approximately 48.5% and 7.8%, respectively, of the then issued and outstanding shares of Common Stock. As a result of the foregoing transactions, RMS and Santangelo effectively acquired control of the Company through the ability to control the vote on most if not all matters to be determined by the stockholders of the Company, including, without limitation, the election of the directors of the Company. Also as a part of this transaction, RMS and Santangelo agreed to contribute $2.0 million to the Company to fund working capital needs without the issuance of any additional securities. The Company received these funds on December 30, 1998.

     Options to purchase 250,000 shares of Common Stock issued to RMS Limited Partnership in connection with its March 14, 1995 stock purchase, expired unexercised on March 13, 1998. In addition, an option to purchase up to 166,667 shares of Common Stock

                          THE NATIONAL REGISTRY INC.

7. STOCKHOLDERS' EQUITY--(CONTINUED)

granted by the Company to Santangelo in connection with this transaction expired unexercised on March 14, 1999. As part of the stock purchase transaction, J. Anthony Forstmann, RMS and Santangelo entered into a stockholders' voting agreement, dated as of March 14, 1995, pursuant to which they agreed to vote for a director nominated by Mr. Forstmann or RMS and not to vote certain shares of common stock beneficially owned in favor of certain specified stockholder actions unless mutually agreed to by Mr. Forstmann and RMS.

8. COMMITMENTS AND CONTINGENCIES

     The Company leases office space and equipment under various non cancelable operating leases. The lease obligation related to office space is secured by a pledged bank time certificate of deposit. Future minimum payments under these lease commitments are as follows:

YEARS ENDING
DECEMBER 31,
------------            (IN THOUSANDS)
  1999 .............         $225
  2000 .............          130
  2001 .............           92
  2002 .............           32
  2003 .............           --
                             ----
                             $479
                             ====

     Rent expense was $266,000, $272,000 and, $222,000 for 1998, 1997 and 1996,
respectively.

9. DEFINED CONTRIBUTION RETIREMENT PLAN

     The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 1998, 1997 or 1996.

                          THE NATIONAL REGISTRY INC.

10. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share:

                                                                 1998           1997           1997
                                                             ------------   ------------   ------------
                                                                           (IN THOUSANDS)
   Numerator:
    Net loss .............................................     $ (1,384)      $ (7,424)      $ (7,340)
    Preferred Stock deemed dividend ......................           --          1,470          1,412
    Preferred Stock dividend .............................          278            350            303
                                                               --------       --------       --------
    Net loss attributable to common stockholders .........     $ (1,662)      $ (9,244)      $ (9,055)
                                                               ========       ========       ========
   Denominator:
    Weighted average number of shares outstanding
      of Common Stock ....................................        7,216          5,875          4,680
                                                               --------       --------       --------
    Net loss per common share ............................     $  (0.23)      $  (1.57)      $  (1.93)
                                                               ========       ========       ========

     Net loss per common share was compiled by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

     Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series C Preferred stock, stock options and warrants are not included in this calculation due to their anti-dilutive effect.

11. LITIGATION

     On May 15, 1998, the Company and International Interest Group (IIG) reached a final settlement of a lawsuit filed against the Company by IIG on February 13, 1997. The settlement included a $300,000 cash payment made by the Company on May 15, 1998, the issuance to IIG of 41,667 shares of Common Stock, and the granting to IIG of an option to purchase 75,000 shares of Common Stock at an exercise price of $3.375 per share, the closing bid price of the Common Stock on the SmallCap Market on April 3, 1998. Expense recognized for this settlement was $157,000 and $450,000 for 1998 and 1997, respectively. The lawsuit was dismissed with prejudice.

EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.4          Certificate of Amendment to Certificate of Incorporation of the
               Company, dated as of May 26, 1998.

  21           List of Subsidiaries

  23           Consent of Ernst & Young LLP

  27           Financial Data Schedule