Form 10-Q
period 1999-03-31
NATIONAL REGISTRY INC
filed 1999-05-11
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         THERE WERE 16,791,481 SHARES OUTSTANDING OF THE NATIONAL REGISTRY INC.'S COMMON STOCK AS OF MAY 7, 1999.

TOTAL NUMBER OF PAGES:  17                       EXHIBIT INDEX BEGINS ON PAGE 17

                           THE NATIONAL REGISTRY INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

         a.       Balance Sheets
                  as of March 31, 1999 and December 31, 1998...................1

         b.       Statements of Operations
                  for the Three Months Ended March 31, 1999 and 1998...........2

         c.       Statements of Cash Flows
                  for the Three Months Ended March 31, 1999 and 1998...........3

         d.       Notes to Financial Statements................................4

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Result of Operations..........................6

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................15

Signature.....................................................................16

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                       1999            1998
                                                                    ----------     ------------
                                                                    (Unaudited)
                                                                          (In thousands)
Current assets:
   Cash and cash equivalents                                         $   842         $ 1,736
   Accounts receivable, net                                               34             149
   Inventory                                                              19              37
   Prepaid expenses and other current assets                             276             297
                                                                     -------         -------
     Total current assets                                              1,171           2,219
Furniture and equipment, net                                             319             361
Investment                                                               105             105
                                                                     =======         =======
                                                                     $ 1,595         $ 2,685
                                                                     =======         =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                           $  310          $  411
   Deferred revenue                                                      238             305
                                                                     -------         -------
     Total current liabilities                                           548             716

Stockholders' equity:
   Preferred stock, $.01 par value convertible
     Authorized - 1,000,000 shares
     Issued and outstanding
       Series A - Liquidation preference $100 per share,
         100,000 shares issued and outstanding as of March 31,
         1999 and December 31, 1998                                        1               1
   Common stock, $.01 par value
     Authorized  -  25,000,000  shares as of March 31, 1999 and
         December 31, 1998
     Issued and outstanding -
         16,771,480  and  16,677,005  shares  as of March  31,
         1999 and December 31, 1998, respectively                        168             167
   Additional paid-in capital                                         47,268          47,138
   Accumulated deficit                                               (46,390)        (45,337)
                                                                     -------         -------
                                                                       1,047           1,969
                                                                     =======         =======
                                                                     $ 1,595         $ 2,685
                                                                     =======         =======

SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED MARCH 31,
                                                              1999              1998
                                                          ------------       ------------
Post contract services revenue                            $         97       $        133
Net product and service revenue                                     76              1,214
                                                          ------------       ------------
   Total revenue                                                   173              1,347

Cost of products and services                                       95                303
                                                          ------------       ------------
   Gross profit                                                     78              1,044

Operating expenses:

   Product development                                             268                319
   Sales and marketing                                             295                329
   Minimum royalty payment                                         125                125
   General and administrative                                      453                535
                                                          ------------       ------------
      Total operating expenses                                   1,141              1,308
                                                          ------------       ------------

   Operating loss                                               (1,063)              (264)

Interest and other income                                           10                  3
                                                          ------------       ------------
   Net loss                                                     (1,053)              (261)

Preferred stock dividend                                            --                 74
                                                          ------------       ------------

   Net loss attributable to common stockholders           $     (1,053)      $       (335)
                                                          ============       ============


Basic and diluted loss per common share                   $      (0.06)      $      (0.05)
                                                          ============       ============


Weighted average number of common shares outstanding        16,741,319          6,476,909
                                                          ============       ============


SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                 1999            1998
                                                                             ------------    ------------
                                                                                    (In thousands)
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                        $(1,053)      $  (261)
Adjustments to reconcile net loss to net cash used in operating activities
     Compensation related to stock option grants                                     --             6
      Depreciation                                                                   79           153
      Changes in operating assets and liabilities:

      Accounts receivable                                                           115          (150)
         Inventory                                                                   18            48
      Prepaid expenses and other current assets                                      21           158
         Accounts payable and accrued liabilities                                  (101)         (276)
         Deferred revenue                                                           (67)          458
                                                                                -------       -------
Net cash (used in) provided by operating activities                                (988)          136

CASH USED IN INVESTING ACTIVITIES:

Purchases of equipment                                                              (37)           (2)
                                                                                -------       -------
Net cash used in investing activities                                               (37)           (2)

CASH PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock upon exercise of
   employee stock options                                                           131            --


                                                                                -------       -------
Net cash provided by financing activities                                           131            --
                                                                                -------       -------

Net (decrease) increase in cash and cash equivalents                               (894)          134
Cash and cash equivalents at beginning of period                                  1,736           298
                                                                                -------       -------
Cash and cash equivalents at end of period                                      $   842       $   432
                                                                                =======       =======


SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual consolidated financial statements of The National Registry Inc. and its wholly-owned subsidiary, SAFLINK Corporation, (the "Company" or "NRI"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying consolidated financial statements.

         The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 1999.

         All share and per share amounts in the 1998 financial statements, the notes thereto, and Management's Discussion and Analysis have been reclassified to reflect the one-for-six reverse stock split (the "Reverse Stock Split") of the Company's common stock, $0.01 par value per share (the "Common Stock"), that was effective on May 27, 1998. Certain other amounts in the 1998 financial statements and the notes thereto have been reclassified to conform with the 1999 presentation of such items.

2.       NET LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Common stock equivalents, relating to convertible Series A Preferred Stock and exercise of certain stock options and warrants, were not included in this calculation due to their anti-dilutive effect. The following table sets forth the computation of basic and diluted loss per common share:

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
(In thousands except share and per share data)                         1999               1998
                                                                   ------------       ------------
Weighted average number of shares of Common Stock
outstanding
                                                                     16,741,319          6,476,909

Net loss                                                           $     (1,053)      $       (261)
Preferred Stock dividend                                                     --                 74
                                                                   ------------       ------------
Net loss attributable to common stockholders                       $     (1,053)      $       (335)
                                                                   ============       ============

Basic and diluted loss per common share                            $      (0.06)      $      (0.05)
                                                                   ============       ============

                           THE NATIONAL REGISTRY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 1999, the Company issued 94,475 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan"). All such options had an exercise price of $1.38 per share, the closing price of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") on the date of grant.

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. For a discussion of certain risks associated with the Company and its operations see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT FUTURE RESULTS included in this quarterly report and in other reports, proxy and informational statements and other information of the Company filed with the SEC.

RECENT DEVELOPMENTS

NASDAQ - On April 20, 1999, the Company received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that the Common Stock was not in compliance with the requirements set forth in Nasdaq Marketplace Rule 4310 (c)
(2) ("Rule 4310 (c) (2)"), which requires the Company to (i) maintain net tangible assets of $2 million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Pursuant to such letter, the Company submitted its proposal for achieving compliance to Nasdaq on May 4, 1999.

         The Company is evaluating strategies that would bring it back in compliance with Rule 4310 (c) (2). These strategies include expanding strategic alliances, creating additional strategic alliances, selling and issuing capital stock of the Company and selling certain assets of the Company. There is no assurance that the Company and the Common Stock will be in compliance with Rule 4310 (c) (2) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted from the SmallCap Market, it could adversely affect the prices of such securities and the ability of holders to sell them. In addition, it could also adversely affect the Company's ability to raise funds. See "Liquidity and Capital Resources - Subsequent to March 31, 1999."

YEAR 2000 EXPOSURE

         The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 ("Y2K") software failures. The Y2K problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. The Company is currently working to address the potential impact of the Y2K problem. Its processes for evaluating and managing the risks and costs associated with this potential problem are being managed by internal staff members.

         The Company has, to date, determined that (i) all of the software that it has developed for sale to others is Y2K compliant and (ii) all of the developers of other software that it has acquired for use in

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

its business have publicly stated that their products are also Y2K compliant. The Company is still evaluating the possible effects of its Y2K exposure relative to certain equipment utilized by it. The Company has not yet determined the impact that a Y2K failure suffered by vendors, customers, suppliers or other third party providers would have on the Company, but believes such a failure could have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows.

         The Company will continue to evaluate the status of its Y2K compliance to determine whether a contingency plan for dealing with any such failures is necessary, but no such plan has yet been adopted by the Company. The Company has not yet determined what the nature and timing of any such contingency plan would be. Based on the information the Company has developed to date, the Company estimates that costs of addressing potential problems will not have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations, prospects and cash flows. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the extent to which the Company might be adversely impacted by vendors, customers, suppliers and other third party service providers' failure to remediate their own Y2K issues.

A.       RESULTS OF OPERATING ACTIVITIES

         For the three month periods ended March 31, 1999 and 1998, the Company incurred net losses of approximately $1.1 million and $335,000, respectively. The increase in net loss of approximately $718,000 was primarily due to a reduction in revenue of approximately $1.2 million, partially offset by a reduction in cost of products and services provided of approximately $208,000 and a reduction in operating expenses of approximately $167,000.

REVENUE AND GROSS PROFIT

         For the three month periods ended March 31, 1999 and 1998, the Company reported total revenues of $173,000 and $1.3 million, respectively. The $1.1 million decrease in revenue was primarily due to receipt of approximately $1.0 million of revenue from the sale of prepaid licenses to XL Vision, Inc. during the first quarter of 1998 with no comparable transaction during the first quarter of 1999. Revenue was also reduced by the transfer of management responsibility for the identification and authentication aspects of the State of Connecticut welfare system to the prime contractor, Polaroid Corporation, effective March 1, 1999. The Company further transferred responsibility for the identification and authentication aspects of the State of New Jersey welfare system to Image Computing, Inc. effective April 1, 1999.

         Revenues for the three months ended March 31, 1999, consisted of approximately $97,000 of maintenance revenue from the States of Connecticut and New Jersey and $76,000 from sales of software, hardware and services to various commercial users.

         Revenues for the three months ended March 31, 1998, consisted of approximately $1.0 million related to the sale of prepaid licenses for software products and services to XL Vision, approximately

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

$133,000 from maintenance revenue from the States of Connecticut and New Jersey, and approximately $214,000 related to sales of software, hardware and services to various other commercial users.

         The Company's gross margin percentages for the three month periods ended March 31, 1999 and 1998 were 45% and 78%, respectively. The changes from 1998 to 1999 were primarily due to a change in product mix which included a lower level of software sales in 1999.

OPERATING EXPENSES

         Total operating expenses for the three month period ended March 31, 1999 decreased approximately $167,000 (13%) to approximately $1.1 million from approximately $1.3 million for the same period in 1998. This decrease was primarily due to the expense reduction plan implemented by the Company in late 1997, the sale of the Company's healthcare line of business, and its elimination of expenses outside of its current strategic focus on indirect sales and marketing of software products. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three month period ended March 31, 1999, as compared to the same period in 1998:

(In thousands)                 INCREASE     INCREASE
                              (DECREASE)   (DECREASE)
                              ---------    ----------
Product development             $ (51)         (16)%
Sales and marketing               (34)         (10)
Minimum royalty payments           --           --
General and administrative        (82)         (15)
                                -----        -----
                                $(167)         (13)%
                                =====        =====

PRODUCT DEVELOPMENT - The decrease in product development expenses was primarily due to reductions in employee expense, travel and professional consulting services related to the elimination of expenditures outside of the Company's current strategic focus.

         The Company's hardware product strategy has historically been to develop low-cost fingerprint scanners that capture an image of an individual's fingerprint and convert the resulting image into digital form. However, the Company has transitioned out of hardware development in order to focus its resources on software and market development. The Company believes it has completed its transition out of hardware development through its focus on sales of software products that support alternative lower cost hardware technology currently emerging from other suppliers.

         The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those kits to develop and market a series of packaged applications that provide biometric authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include biometric processing of face, voice, and finger biometric identifiers on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server using finger imaging. The software developers' kits operate on Windows 95 and Windows

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

NT(R) personal computers and on Windows NT, SUN Solaris(TM), DEC(R) Alpha, IBM(R) AIX, and HP UNIX servers.

         To date, the Company has developed and is currently marketing the following Client/Server packaged applications: the Screen Saver for Windows 95, the Secure Authentication Facility for Windows(TM), Secure Authentication Facility for Novell NetWare(R)(TM); and Secure Authentication Facility for Unicenter(TM) single sign-on module for Windows NT. The Company has also developed additional products within the Secure Authentication Facility product line for Internet applications including Secure Authentication Facility for Internet Information Server(TM) and its SAFSsite(TM) product, as well as its SAFtyLatch(TM) product, a file encryption application for stand alone and networked computers.

         There is no assurance that the Company`s transition out of hardware development and into software development will be successful, that alternative lower-cost hardware technology will be commercially available, that the Company will be able to develop additional software products, or that the Company will successfully market its technology. There can be no assurance that the Company will be able to generate significant sales, or, if the Company is able to consummate significant sales, that such sales will be profitable.

         The Company expects to continue to incur product development costs as it develops additional products and enhances existing products.

SALES AND MARKETING - The decrease in sales and marketing expenses was primarily due to decreases in employee expenses, travel, professional consulting services, and advertising expenses. These decreases were due primarily to the Company's decision to eliminate expenditures in areas identified as being outside of the Company's current strategic focus on indirect sales and marketing of commercial software products. As part of such efforts, the Company sold its healthcare line of business in May 1998, eliminated a portion of its other sales and marketing staff, closed certain offices and shifted certain sales and marketing efforts to some of the Company's strategic partners.

         The Company has attempted to market its biometric identification and authentication technology ("I&A") for a wide range of potential uses, including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking, deterring on-line fraud, enhancing security in the healthcare industry and deterring fraud in government social services programs. While the Company has received favorable responses from a limited number of commercial customers and believes that its new SAFsite(TM) and SAFtyLatch products will meet a demonstrated market need, there can be no assurance that the Company will be able to secure additional contracts for its products and services in commercial markets or, if it is able to secure such contracts, that any such contracts will prove to be profitable for the Company. The sales cycle for the Company's products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications.

         The Company expects that sales and marketing expenses will increase if sales of the Company's products increase.

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL AND ADMINISTRATIVE - The decrease in general and administrative expenses was primarily due to a decrease in legal expenses of approximately $66,000 as well as decreases in employee expense, travel, telephone, and other expenses resulting from the expense reduction plan implemented by the Company in late 1997. The Company expects certain general and administrative costs to increase if sales of the Company's products increase.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital as of March 31, 1999 were approximately $842,000 and $623,000, respectively, compared to approximately $1.7 million and $1.5 million, respectively, as of December 31, 1998. The decrease in the Company's cash and working capital as of March 31, 1999 compared to December 31, 1998 is primarily due to the net operating expenses.

DIVIDENDS

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the forseeable future.

SUBSEQUENT TO MARCH 31, 1999

         The Company used net cash of approximately $857,000, excluding $37,000 in capital expenditures, during the three months ended March 31, 1999, and generated net cash of approximately $136,000, excluding $2,000 in capital expenditures, during the three months ended March 31, 1998. Cash as of May 7, 1999 was approximately $442,000.

         On April 6, 1999 the Company paid Cogent Systems, Inc. ("Cogent") $125,000 pursuant to the licensing agreement between Cogent and the Company. Under such agreement, NRI is obligated to pay Cogent an additional $125,000 as a minimum quarterly royalty payment on July 1, 1999.

         The Company believes that its existing working capital, together with anticipated cash flows from sales under current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs beyond June 30, 1999. Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds during 1999 to continue its operations. Accordingly, the Company is reviewing the options available to it to obtain additional financing.

         The options the Company is reviewing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital or other

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


transaction would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis.

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

C.       FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following: the Company's need for additional funds, the Company's limited operating history and substantial accumulated net losses, the SmallCap Market eligibility and maintenance requirements, the possible delisting of the Company's Common Stock from the SmallCap Market, control of the Company, technological and market uncertainty, competition, and the Company's dependence upon software licensors.

NEED FOR ADDITIONAL FUNDS

         The Company believes that its existing working capital, together with anticipated cash flows from sales under current contracts, continuation of it's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs beyond June 30, 1999. Accordingly, the Company is reviewing the options available to it to obtain additional funding. There is a significant likelihood that such additional financing will not be available on terms acceptable to the Company. It is possible that any such infusion of capital would be in the form of the sale and issuance of additional shares of Common Stock or securities that are convertible into Common Stock, which would substantially increase the number of shares of Common Stock outstanding on a fully-diluted basis. The failure to obtain, or delay in obtaining, such additional funding would cause the Company to curtail or cease operations. Even if such additional funding is obtained, there is no assurance that the Company will be able to generate significant sales of its products or services, or, if the Company is able to consummate significant sales, that any such sales would be profitable.

LIMITED OPERATING HISTORY, SUBSTANTIAL ACCUMULATED NET LOSSES

         From its commencement of business in October 1991 through the end of 1997, the Company was principally engaged in organizational, development and marketing activities. The Company has an accumulated net loss of approximately $46.4 million since inception through March 31, 1999, including a net loss of approximately $1.1 million for the three months ended March 31, 1999. There is no assurance that the Company will be able to generate significant revenues or any net income in the future.

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


NASDAQ SMALLCAP MARKET ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM THE NASDAQ SMALLCAP MARKET

         On April 20, 1999, the Company received a letter from the Nasdaq Stock Market, Inc. ("Nasdaq") notifying the Company that the Common stock was not in compliance with the requirements set forth in Nasdaq Marketplace Rule 4310 (c)
(2) ("Rule 4310 (c) (2)"), which requires the Company to (i) maintain net tangible assets of $2 million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. Pursuant to such letter, the Company submitted its proposal for achieving compliance to Nasdaq on May 4, 1999.

         The Company is evaluating strategies that would bring it back in compliance with Rule 4310 (c) (2). These strategies include expanding strategic alliances, creating additional strategic alliances, selling and issuing capital stock of the Company and selling certain assets of the Company. There is no assurance that such funding will be available on terms acceptable to the Company, if at all. Additionally there is no assurance that the Company will be able to make itself compliant with Rule 4310 (c) (2), that the Company will be in compliance with Rule 4310 (c) (2) in the future or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted and excluded from trading on the SmallCap market, it could adversely affect the prices of such securities and the ability of holders thereof to sell them. See "Liquidity and Capital Resources - Subsequent to March 31, 1999."

CONTROL OF THE COMPANY

         As of March 31, 1999, RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), Francis R. Santangelo and J. Anthony Forstmann beneficially owned approximately 47.8%, 7.8% and 4.1% of the Common Stock, respectively. Mr. Forstmann, Mr. Santangelo and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by Mr. Forstmann or RMS, and not to vote in favor of certain specified actions unless mutually agreed to by Mr. Forstmann and RMS. Accordingly, such persons, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and direct the business and policies of the Company. As of March 31, 1999, Clearwater Fund III, LP ("Clearwater") owned 1,000,000 shares or approximately 6.5% of the Common Stock and Home Shopping Network, Inc. ("HSN") owned 100,000 shares of the Series A Preferred Stock convertible into 1,056,026 shares or approximately 5.9% of the after conversion outstanding shares of Common Stock. Accordingly, Clearwater or HSN with one or more of the other persons or entities set forth above, is in position upon conversion to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and to direct the business and policies of the Company.

TECHNOLOGICAL AND MARKET UNCERTAINTY

         The development and marketing of the Company's products and services may be impeded by various possible problems relating to the development, production, distribution or marketing of such products and services, which problems may be beyond the financial and technical abilities of the

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Company to solve. Technology employed in I&A is subject to rapid change, and more advanced or alternate technology employed by competitors, currently or in the future, and not available to the Company could give such competitors a significant advantage over the Company. In addition, concerns about unauthorized (including government) access to private information may impede market acceptance of I&A systems. Further, there is no assurance that products and services developed by competitors of the Company will not significantly limit the potential market for the Company's products and services or render the Company's products and services obsolete. Finally, there is no assurance that laws, rules or regulations will not be adopted in a manner that will materially adversely affect the Company.

COMPETITION

         The Company is attempting to compete in the highly competitive market for network and Internet security which is dominated by more traditional I&A techniques (such as cards, keys, passwords, and personal information). A number of other companies also have biometric I&A technology and have sold systems incorporating such technology in the United States. The Company is aware of several other companies that produce or are developing other biometric I&A technologies which may compete with the Licensed Technology (as defined below) or may be integrated into I&A products and services that are competitive with those offered by the Company. Such technologies include, among others, identification by eye retina blood vessel patterns, hand geometry and signature analysis. The Company's products and services compete with products of companies that have substantially greater resources than the Company and are better equipped than the Company. There is no assurance that the Company will be able to compete successfully against these companies or technologies. Announcements and advances by the Company's competitors concerning new products or features, governmental or other contracts and developments or disputes relative to proprietary rights may have a material adverse impact on the Company's business, condition (financial or otherwise), results of operations and prospects.

DEPENDENCE UPON SOFTWARE LICENSORS

         The Company has acquired certain rights to biometric I&A software (the "Licensed Technology") under agreements with software algorithm suppliers including Cogent Systems, Inc., ITT Industries, Inc., Lernout & Hauspie Speech Products NV, Veridicom, Inc., Visionics Corporation and Who? Vision Systems that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Although the Company is not in default of any such agreements as of the date hereof, there is no assurance that such defaults will not occur in the future or that the Company will make the minimum royalty payments. Although the Company's products can be sold without biometric I&A technology to which it has licenses, any loss of the Licensed Technology would substantially impair (if not entirely preclude) the Company's ability to compete with producers of such technology.

                           THE NATIONAL REGISTRY INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                        THE NATIONAL REGISTRY INC.



DATE:   May __, 1999                    BY:    /s/ JAMES W. SHEPPERD
                                               ----------------------------
                                               James W. Shepperd
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                 Financial Data Schedule (Electronic Filing Only)