Form 10-Q
period 1999-06-30
NATIONAL REGISTRY INC
filed 1999-08-13
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-20270


                           THE NATIONAL REGISTRY INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 DELAWARE                              95-4346070
      ------------------------------               -------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                  2502 ROCKY POINT DRIVE, TAMPA, FLORIDA 33607
              -----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


                                 (813) 636-0099
              -----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


         THERE WERE 18,476,154 SHARES OUTSTANDING OF THE NATIONAL REGISTRY INC.'S COMMON STOCK AS OF AUGUST 10, 1999.


TOTAL NUMBER OF PAGES:  18           EXHIBIT INDEX BEGINS ON PAGE 18

                           THE NATIONAL REGISTRY INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX
Part I.  Financial Information

         Item 1.  Financial Statements

         a.       Condensed Consolidated Balance Sheets
                  as of June 30, 1999 and December 31, 1998....................1

         b.       Condensed Consolidated Statements of Operations
                  for the Three and Six Month Periods Ended
                  June 30, 1999 and 1998.......................................2

         c.       Condensed Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended June 30, 1999 and 1998.......3

         d.       Notes to Condensed Consolidated Financial Statements.........4

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Result of Operations..........................7

         Item 3.  Quantitive and Qualitative Disclosures About Market Risk....13

Part II. Other Information

         Item 1.  Legal Proceedings...........................................14

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 6.  Exhibits and Reports on Form 8-K............................16

Signature.....................................................................17

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           THE NATIONAL REGISTRY INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,
                                                                        1999      DECEMBER 31,
                                  ASSETS                             (UNAUDITED)     1998
                                                                     -----------  ------------
                                                                          (In thousands)
Current assets:
   Cash and cash equivalents                                          $  1,557       $  1,736
   Accounts receivable, net                                                234            149
   Common stock subscriptions receivable                                   187           --
   Inventory                                                                90             37
   Investment                                                              105            105
   Prepaid expenses and other current assets                               260            297
                                                                      --------       --------
     Total current assets                                                2,433          2,324
Furniture and equipment, net                                               241            361
                                                                      ========       ========
                                                                      $  2,674       $  2,685
                                                                      ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                           $    624       $    411
   Deferred revenue                                                        255            305
                                                                      --------       --------
     Total current liabilities                                             879            716

Stockholders' equity:
   Preferred stock, $.01 par value convertible
     Authorized - 1,000,000 shares
     Issued and outstanding
       Series A - Liquidation preference $100 per share, 100,000
         shares issued and outstanding as of June 30, 1999 and
         December 31, 1998                                                   1              1
   Common stock, $.01 par value
     Authorized - 50,000,000 shares as of June 30, 1999 and
         25,000,000 shares as of December 31, 1998, respectively
     Issued and outstanding -
         16,791,484 and 16,677,005 shares as of June 30, 1999
         and December 31, 1998, respectively                               168            167
   Common stock subscribed                                               1,500           --
   Additional paid-in capital                                           47,282         47,138
   Accumulated deficit                                                 (47,156)       (45,337)
                                                                      --------       --------
                                                                         1,795          1,969
                                                                      ========       ========
                                                                      $  2,674       $  2,685
                                                                      ========       ========

SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                          --------------------------   ------------------------
                                                              1999         1998            1999         1998
                                                            --------     --------        --------     --------
Post contract services revenue                              $   --       $    143        $     97     $    255
Net product and service revenue                                  437        2,457             513        3,692
                                                            --------     --------        --------     --------
   Total revenue                                                 437        2,600             610        3,947

Cost of products and services                                     25          240             120          544
                                                            --------     --------        --------     --------
   Gross profit                                                  412        2,360             490        3,403

Operating expenses:
   Product development                                           235          363             503          682
   Sales and marketing                                           324          279             619          596
   Minimum royalty payment                                       125          125             250          250
   General and administrative                                    479          827             932        1,369
                                                            --------     --------        --------     --------
       Total operating expenses                                1,163        1,594           2,304        2,897
                                                            --------     --------        --------     --------

   Operating income (loss)                                      (751)         766          (1,814)         506

Interest and other income (expense)                              (15)         253              (5)         252
                                                            --------     --------        --------     --------
   Net income (loss)                                            (766)       1,019          (1,819)         758

Preferred stock dividend                                        --             75            --            149
                                                            --------     --------        --------     --------
   Net income (loss) attributable to common
   stockholders                                            $   (766)    $    944        $ (1,819)    $    609
                                                           ========     ========        ========     ========

Basic earnings (loss) per common share                     $  (0.05)    $   0.15        $  (0.11)    $   0.09

Diluted earnings (loss) per common share                   $  (0.05)    $   0.07        $  (0.11)    $   0.05

Weighted number of common shares outstanding,
basic                                                        16,785        6,509          16,764        6,493

Diluted number of common shares outstanding                  16,785       12,934          16,764       12,918



SEE ACCOMPANYING NOTES

                           THE NATIONAL REGISTRY INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                      1999        1998
                                                                                  ----------    ----------
                                                                                       (in thousands)
CASH USED IN OPERATING ACTIVITIES:
Net income (loss)                                                                    $(1,819)    $   758
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
     Compensation related to stock option grants                                        --            14
     Compensation related to transfer of assets                                         --             6
     Issuance of stock and warrants for legal settlement and services                   --           476
     Depreciation                                                                        150         305
     Loss on disposal of fixed assets                                                     25        --
     Changes in operating assets and liabilities:
       Accounts receivable                                                               (85)     (1,077)
       Common stock subscriptions receivable                                            (187)       --
       Inventory                                                                         (53)        117
       Prepaid expenses and other current assets                                          37        (203)
       Accounts payable and accrued liabilities                                          213        (721)
       Deferred revenue                                                                  (50)        139
                                                                                     -------     -------
Net cash used in operating activities                                                 (1,769)       (186)

CASH USED IN INVESTING ACTIVITIES:
Purchases of equipment                                                                   (54)        (18)
                                                                                     -------     -------
Net cash used in investing activities                                                    (54)        (18)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                   144        --
Proceeds from private placement                                                        1,500        --
                                                                                     -------     -------
Net cash provided by financing activities                                              1,644        --
                                                                                     -------     -------

Net decrease in cash and cash equivalents                                               (179)       (204)
Cash and cash equivalents at beginning of period                                       1,736         298
                                                                                     -------     -------
Cash and cash equivalents at end of period                                           $ 1,557     $    94
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

2.       EARNINGS (LOSS) PER COMMON SHARE

         For the three and six month periods ended June 30, 1999 and 1998, basic earnings (loss) per common share was computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during these periods.

         For the three and six month periods ended June 30, 1998, diluted earnings per common share was computed by dividing net income attributable to common stockholders by the diluted number of common shares outstanding which includes the weighted average number of common shares outstanding and common stock equivalents relating to convertible Series A Preferred Stock, $0.01 par value per share (the "Series A Preferred Stock"), convertible Series C Preferred Stock, $0.01 par value per share (the "Series C Preferred Stock"), and the exercise of stock options and warrants.

         Common stock equivalents were not included in the calculation of diluted loss per share for the three and six month periods ended June 30, 1999 due to their anti-dilutive effect.

                           THE NATIONAL REGISTRY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                            FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                ENDED JUNE 30,           ENDED JUNE 30,
(In thousands except per share data)          1999         1998         1999         1998
                                            --------     --------     --------     --------
Weighted average number of shares of
   Common Stock outstanding                   16,785        6,509       16,764        6,943

Diluted shares outstanding                    16,785       12,934       16,764       12,918

Net income (loss)                           $   (766)    $  1,019     $ (1,819)    $    758
Preferred Stock dividend                        --             75         --            149
                                            ========     ========     ========     ========
Net income (loss) attributable to common
stockholders                                $   (766)    $    944     $ (1,819)    $    609
                                            ========     ========     ========     ========

Basic earnings (loss) per common share      $  (0.05)    $   0.15     $  (0.11)    $   0.09

Diluted earnings (loss) per common share    $  (0.05)    $   0.07     $  (0.11)    $   0.05

3.       STOCKHOLDERS' EQUITY

         During the quarter ended June 30, 1999, the Company issued 20,000 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan"). All such options had an exercise price of $1.38 per share, the closing price of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") on the date of grant.

4.       SUBSEQUENT EVENTS

         The Company issued 1,681,670 shares of Common Stock, and warrants to purchase an additional 840,835 shares of Common Stock at $1.00 per share, for $2,102,000 on July 23, 1999. The warrants may be exercised by the holders at any time until July 23, 2001. The June 30, 1999 balance sheet includes those subscriptions received as of June 30, 1999.

                           THE NATIONAL REGISTRY INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following proforma condensed consolidated balance sheet presents the Company's financial position as of June 30, 1999 as though the placement had been completed as of June 30, 1999 (dollars in thousands):

                                    ASSETS
          Current assets:
                   Cash and cash equivalents                    $  2,321
                   Accounts receivable - net                         234
                   Inventory                                          90
                   Investment                                        105
                   Prepaid expenses and other current assets         260
                                                                --------
                            Total current assets                   3,010
          Furniture and equipment - net                              241
                                                                --------
                                                                $  3,251
                                                                ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
                   Accounts payable and accrued expenses        $    624
                   Deferred revenue                                  255
                                                                --------
                            Total current liabilities                879
          Stockholders' equity
                   Series A Preferred stock                            1
                   Common stock                                      185
                   Additional paid-in capital                     49,342
                   Accumulated deficit                           (47,156)
                                                                --------
                            Total stockholders' equity             2,372
                                                                --------
                                                                $  3,251
                                                                ========

                           THE NATIONAL REGISTRY INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to the following:

          o   control of the Company;
          o   the Company's need for additional funds;
          o the Company's limited operating history and substantial accumulated net losses;
          o   the SmallCap Market eligibility and maintenance requirements;
          o the possible delisting of the Company's Common Stock from the SmallCap Market;
          o   technological and market uncertainty;
          o   competition; and
          o   the Company's dependence upon software licensors.

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

         As discussed in Note 4 to the financial statements, the Company raised $2.1 million in capital through the placement of its Common Stock and warrants to purchase Common Stock. This transaction was completed on July 23, 1999. While the Company believes that this transaction will bring it back in compliance with Rule 4310 (c) (2), there is no assurance that the Company and the Common Stock will be in compliance with Rule 4310 (c) (2) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock was delisted from the SmallCap Market, it could adversely affect the prices of such securities and the ability of holders to sell them. In addition, it could also adversely affect the Company's ability to raise funds. See "Liquidity and Capital Resources - Subsequent to June 30, 1999."

                           THE NATIONAL REGISTRY INC.

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

A.       RESULTS OF OPERATING ACTIVITIES

         For the three and six month periods ended June 30, 1999, the Company incurred net losses of approximately $766,000 and $1.8 million, respectively, compared to net income attributable to common stockholders of $944,000 and $609,000, respectively, for the comparable periods in 1998. These unfavorable variances of approximately $1.7 million and $2.4 million, respectively, were primarily due to reductions in gross profit of approximately $1.9 million and $2.9 million, respectively, partially offset by (i) reductions in cost of products and services provided of approximately $215,000 and $424,000, respectively, and (ii) reductions in operating expenses of approximately $431,000 and $593,000, respectively.

                           THE NATIONAL REGISTRY INC.

REVENUE AND GROSS PROFIT

         For the three and six month periods ended June 30, 1999, the Company reported total revenue of $437,000 and $610,000, respectively, compared to $2.6 million and $3.9 million for the comparable periods in 1998. The revenue decreases were primarily due to receipt of approximately $1.4 million and $3.5 million of revenue from the sale of prepaid licenses to XL Vision, Inc. during the respective three and six month periods in 1998 with no comparable transactions during 1999. Revenue for the six months ended June 30, 1999 was also reduced by the transfer of management responsibility for the identification and authentication aspects of the State of Connecticut welfare system to the prime contractor, Polaroid Corporation, effective March 1, 1999 and the transfer of responsibility for the identification and authentication aspects of the State of New Jersey welfare system to Image Computing, Inc. effective April 1, 1999.

         Revenue of $437,000 for the three months ended June 30, 1999 was primarily from the sale of the Company's SAFtyLatch software to consumers through various resellers. Revenue of $610,000 for the six months ended June 30, 1999 consisted of approximately $97,000 of maintenance revenue from the States of Connecticut and New Jersey and $513,000 from sales of software, hardware and services to consumers and various commercial users.

         The Company's gross margin percentages for the three and six month periods ended June 30, 1999 were approximately 94% and 80%, respectively compared to approximately 91% and 86% for the comparable periods in 1998. The changes from 1998 to 1999 were primarily due to a change in product mix.

OPERATING EXPENSES

         Total operating expenses for the three months ended June 30, 1999 decreased approximately $431,000 (27%) to approximately $1.2 million from approximately $1.6 million for the same period in 1998. Total operating expenses for the six months ended June 30, 1999 decreased approximately $593,000 (20%) to approximately $2.3 million from approximately $2.9 million for the same period in 1998. These decreases were primarily due to the Company's ongoing expense reduction plan, the sale of the Company's healthcare line of business, and its elimination of expenses outside of its current strategic focus on indirect sales and marketing of software products. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six month periods ended June 30, 1999, as compared to the same periods in 1998:

                                     THREE MONTHS               SIX MONTHS
(In thousands)                   INCREASE    INCREASE      INCREASE    INCREASE
                                (DECREASE)  (DECREASE)    (DECREASE)  (DECREASE)
                                ----------  ----------    ----------  ----------

Product development               $(128)       (35)%        $(179)        (26)%
Sales and marketing                  45         16             23           4
Minimum royalty payments             --         --             --          --
General and administrative         (348)       (42)          (437)        (32)
                                  -----      -----          -----       -----
                                  $(431)       (27)%        $(593)        (20)%
                                  =====      =====          =====       =====

                           THE NATIONAL REGISTRY INC.


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

         The Company's software product strategy has been to develop and market a series of software developers' kits that operate on a variety of client/server platforms and to then use those kits to develop and market a series of packaged applications that provide biometric authentication for a range of client/server systems. Software developers' kits have been developed for both workstations and servers and include biometric processing of face, voice, and finger biometric identifiers on a workstation, one-to-one match or verification on the workstation, one-to-one match on a server, and one-to-many search on a server using finger imaging. The software developers' kits operate on Windows 95 and Windows NT(R) personal computers and on Windows NT, SUN Solaris(TM), DEC(R) Alpha, IBM(R) AIX, and HP UNIX servers.

         To date, the Company has developed and is currently marketing the following Client/Server packaged applications: the Screen Saver for Windows 95, the Secure Authentication Facility for Windows(TM), Secure Authentication Facility for Novell NetWare(R)(TM); and Secure Authentication Facility for Unicenter(TM) single sign-on module for Windows NT. The Company has also developed additional products within the Secure Authentication Facility product line for Internet applications including Secure Authentication Facility for Internet Information Server(TM) and its SAFsite(TM) product, as well as its SAFtyLatch(TM) product, a file encryption application for stand alone and networked computers.

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

SALES AND MARKETING - The increases in sales and marketing expenses were centered in employee expenses, travel and advertising expenses. These increases were primarily due to costs associated with

                           THE NATIONAL REGISTRY INC.

introduction of the Company's SAFtyLatch product to original equipment manufacturers ("OEM's") as well as to consumers through the retail distribution channel.

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

GENERAL AND ADMINISTRATIVE - The decreases in general and administrative expenses were primarily due to decreases in depreciation, legal expenses, employee expense, travel, telephone, and other expenses resulting from the Company's ongoing expense reduction plan. The Company expects certain general and administrative costs to increase if sales of the Company's products increase.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital as of June 30, 1999 were approximately $1.6 million and $1.4 million, respectively, compared to $842,000 and $623,000, respectively, as of March 31, 1999 and approximately $1.7 million and $1.5 million, respectively, as of December 31, 1998. The increase in the Company's cash and working capital as of June 30, 1999 compared to March 31, 1999 was primarily due to the receipt of approximately $1.3 million of cash and $187,000 of common stock subscriptions receivable for Common Stock and Warrants issued on July 23, 1999 under a private placement finalized on that date, partially offset by net operating expenses for the period. The decrease as of March 31, 1999 when compared to December 31, 1998 was primarily due to net operating expenses for the period.

DIVIDENDS

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the forseeable future.

                           THE NATIONAL REGISTRY INC.

SUBSEQUENT TO JUNE 30, 1999

         The Company used net cash of approximately $1.8 million (excluding $1.6 million generated from the sale of Common Stock and Common Stock purchase warrants and $54,000 used for capital expenditures) during the six months ended June 30, 1999, and used net cash of approximately $186,000 (excluding $18,000 in capital expenditures) during the six months ended June 30, 1998. Cash as of August 2, 1999 was approximately $1.7 million.

         On July 6, 1999, the Company paid Cogent Systems, Inc. ("Cogent") the final $125,000 minimum royalty payment required by the licensing agreement between Cogent and the Company. The Company is currently negotiating a modification to the license to eliminate a $10 million extension payment due on or before October 1, 1999. If an acceptable modification is not achieved, the Company will most likely elect not to make the extension payment and will allow the license to terminate. If the license terminates on October 1, 1999, the Company anticipates that it will use alternate suppliers for its products that use finger imaging technology.

         The Company believes that its existing working capital, together with anticipated cash flows from sales under current contracts, continuation of the Company's operating expense reduction plan and the reduction of capital expenditures will be insufficient to meet its expected working capital needs beyond December 31, 1999. Absent a significant increase in sales, which itself may require a significant increase in working capital, the Company will require significant additional funds to continue its operations beyond December 31, 1999. Accordingly, the Company is reviewing the options available to it to obtain additional financing.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On May 13, 1999, Anthony Calandra (the "Plaintiff") filed suit against the Company and J. Anthony Forstmann, a director and former chairman of the Company, (collectively, the "Defendants") in the United States District Court Middle District of Florida Tampa Division (Civil Action No. 99-1135-CIV-T-25E). The amended complaint claims, among other things, that (i) the Company allegedly granted to the Plaintiff a right to purchase 150,000 shares of common stock of the Company at $.20 per share, (ii) the Company allegedly refused to honor the option in response, (iii) the Company erroneously took the position that the option was to be adjusted for a one for six reverse split of the stock, and (iv) the Plaintiff is entitled to specific performance or damages due to the diminished value of the stock since his attempts to exercise his option, and/or the Defendants are estopped to claim that the one for six reverse split is effective as to the Plaintiff's option since the option did not allegedly provide for a reverse split and because the Plaintiff attempted to exercise his option before the reverse split and therefore it would allegedly be unjust and inequitable to dilute Plaintiff's rights. The Plaintiff demands specific performance and/or damages from the Defendants consisting of the difference between the exercise price of the option and the highest price of the stock on the date(s) when the Plaintiff sought to exercise the option or equitable relief to issue a mandatory decree directing the Defendants to honor the option pursuant to its terms, plus damages in an amount sufficient to reimburse Plaintiff for losses he sustained due to Defendants' alleged failure to honor the option in a timely and appropriate manner, plus pre-judgment interest, plus costs of action, and trial by jury of all issues. The Company does not believe the lawsuit has merit and intends to vigorously defend the claims asserted against it.

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. Forstmann in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud;
(iii) recission by IIG against the Company and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The Company does not believe the lawsuit has merit and intends to vigorously defend the claims asserted against it.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of its Stockholders held on May 11, 1999 (the "Annual Meeting") the stockholders of the Company approved the following proposals:

         PROPOSAL 1.       ELECTION OF DIRECTORS

         The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:


     NAME                 VOTES FOR     VOTES AGAINST     VOTES WITHHELD     BROKER NON-VOTES
     ----                 ---------     -------------     --------------     ----------------

Hector J. Alcalde         15,311,969          0                98,825               0

Jeffrey P. Anthony        15,282,206          0               128,588               0

Frank M. Devine           15,310,679          0               100,115               0

J. Anthony Forstmann      15,312,013          0                98,781               0

O. G. Greene              15,310,846          0                99,948               0

Donald C. Klosterman      15,311,514          0                99,280               0

Robert J. Rosenblatt      15,310,113          0               100,681               0

Francis R. Santangelo     15,311,263          0                99,531               0


         PROPOSAL 2.       AMENDMENT TO INCREASE AUTHORIZED COMMON STOCK

         The proposal to increase the authorized Common Stock from 25,000,000 shares to 50,000,000 shares was approved with 15,028,202 votes for the proposal, 361,664 votes against the proposal, 20,928 votes abstaining and 0 broker non-votes.

         PROPOSAL 3.       APPOINTMENT OF INDEPENDENT AUDITORS

         The appointment by the Board of Directors of the Company of Ernst & Young, LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified with 15,365,081 votes for the proposal, 20,804 votes against the proposal, 24,909 votes abstaining and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 EXHIBIT
                 NUMBER
                 ------

                 4.1 First Amended and Restated Stockholders' Voting Agreement dated as of June 25, 1999 by and Among RMS Limited Partnership, Francis R. Santangelo and J. Anthony Forstmann

                 27   Financial Data Schedule (Electronic filing only)

           (b)   Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K on July 23, 1999 announcing the placement of 1,681,670 shares of its Common Stock and warrants to purchase 840,835 shares of its Common Stock for $2.1 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE NATIONAL REGISTRY INC.


DATE:   August 13, 1999                 BY: /s/ JAMES W. SHEPPERD
                                            ----------------------------
                                            James W. Shepperd
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                           THE NATIONAL REGISTRY INC.

                                  EXHIBIT INDEX


EXHIBIT 4.1 - First Amended and Restated Stockholders' Voting Agreement dated as of June 25, 1999 by and Among RMS Limited Partnership, Francis
              R. Santangelo and J. Anthony Forstmann

EXHIBIT 27 -  Financial Data Schedule (Electronic Filing Only)