Form 10-Q
period 1999-09-30
NATIONAL REGISTRY INC
filed 1999-11-12
CIK 847555

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-20270


                               SAFLINK CORPORATION
                      (FORMERLY THE NATIONAL REGISTRY INC.)
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

         THERE WERE 18,511,155 SHARES OUTSTANDING OF SAFLINK CORPORATION'S COMMON STOCK AS OF NOVEMBER 8, 1999.


TOTAL NUMBER OF PAGES:  17                      EXHIBIT INDEX BEGINS ON PAGE 17

                               SAFLINK CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

                  a.       Condensed Consolidated Balance Sheets
                           as of September  30, 1999 and December 31, 1998.....1

                  b.       Condensed Consolidated Statements of Operations
                           for the Three and Nine Month Periods Ended
                           September 30, 1999 and 1998.........................2

                  c.       Condensed Consolidated Statements of
                           Comprehensive Income for the Three and
                           Nine Month Periods Ended September 30, 1999
                           and 1998............................................3

                  d.       Condensed Consolidated Statements of Cash Flows
                           for the Nine Month Periods Ended September 30, 1999
                           and 1998............................................4

                  e.       Notes to Condensed Consolidated Financial
                           Statements..........................................5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................8

         Item 3.  Quantitive and Qualitative Disclosures About Market Risk....14

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

ITEM 1.  FINANCIAL STATEMENTS

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,
                                                                           1999               DECEMBER 31,
                                  ASSETS                                (UNAUDITED)               1998
                                                                         ---------              ---------
                                                                                  (In thousands)
Current assets:
   Cash and cash equivalents                                             $   1,238              $   1,736
   Accounts receivable, net                                                    224                    149
   Inventory                                                                    94                     37
   Investments                                                                 666                    105
   Prepaid expenses and other current assets                                   285                    297
                                                                         ---------              ---------
     Total current assets                                                    2,507                  2,324
Furniture and equipment, net                                                   211                    361
                                                                         ---------              ---------
                                                                         $   2,718              $   2,685
                                                                         =========              =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                              $     578              $     411
   Deferred revenue                                                            794                    305
                                                                         ---------              ---------
     Total current liabilities                                               1,372                    716

Stockholders' equity:
   Preferred stock, $.01 par value convertible
     Authorized - 1,000,000 shares
     Issued and outstanding
       Series A - Liquidation preference $100 per share, 100,000
         shares issued and outstanding as of September 30, 1999
         and December 31, 1998                                                   1                      1
   Common stock, $.01 par value
     Authorized - 50,000,000 shares as of September 30, 1999 and
         25,000,000 shares as of December 31, 1998, respectively
     Issued and outstanding -
         18,511,154  and  16,677,005  shares as of September
         30, 1999 and December 31, 1998, respectively                          185                    167
   Additional paid-in capital                                               49,376                 47,138
   Accumulated other comprehensive income (loss)                                (4)                    --
   Accumulated deficit                                                     (48,212)               (45,337)
                                                                         ---------              ---------
                                                                             1,346                  1,969
                                                                         ---------              ---------
                                                                         $   2,718              $   2,685
                                                                         =========              =========

SEE ACCOMPANYING NOTES

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------    -------------------------------
                                                   1999              1998              1999              1998
                                                 --------          --------          --------          --------
Post contract services revenue                   $     --          $    126          $     97          $    381
Net product and service revenue                       281               311               794             4,003
                                                 --------          --------          --------          --------
   Total revenue                                      281               437               891             4,384

Cost of products and services                         151               248               271               792
                                                 --------          --------          --------          --------
   Gross profit                                       130               189               620             3,592

Operating expenses:
   Product development                                288               291               791               973
   Sales and marketing                                331               269               950             1,195
   Minimum royalty payment                            125               125               375               375
   General and administrative                         458               460             1,390             1,499
                                                 --------          --------          --------          --------
       Total operating expenses                     1,202             1,145             3,506             4,042
                                                 --------          --------          --------          --------

   Loss from operations                            (1,072)             (956)           (2,886)             (450)

Interest and other income, net                         15                 4                11               256
                                                 --------          --------          --------          --------
   Net loss                                        (1,057)             (952)           (2,875)             (194)

Preferred stock dividends                              --                69                --               218
                                                 --------          --------          --------          --------

   Net loss attributable to common
     stockholders                                $ (1,057)         $ (1,021)         $ (2,875)         $   (412)
                                                 ========          ========          ========          ========

Basic and diluted loss per common share          $  (0.06)         $  (0.15)         $  (0.17)         $  (0.06)

Weighted average number of common shares
outstanding, basic and diluted                     18,069             6,902            17,203             6,736

SEE ACCOMPANYING NOTES

                               SAFLINK CORPORATION
           CONDENSED CONSOLDIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   --------------------------------   -------------------------------
                                                        1999             1998             1999             1998
                                                       -------          -------          -------          -------
Net loss attributable to common stockholders           $(1,057)         $(1,021)         $(2,875)         $  (412)

Other comprehensive loss:
  Unrealized losses on marketable equity
     securities                                             (4)              --               (4)              --
                                                       -------          -------          -------          -------
Other comprehensive loss, before tax                        (4)              --               (4)              --
  Income tax benefit related to items of other
    comprehensive income                                    --               --               --               --
                                                       -------          -------          -------          -------
      Other comprehensive loss, after tax                   (4)              --               (4)              --
                                                       -------          -------          -------          -------
Comprehensive income attributable to common
stockholders                                           $(1,061)         $(1,021)         $(2,879)         $  (412)
                                                       =======          =======          =======          =======



SEE ACCOMPANYING NOTES.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1999             1998
                                                                                    -------          -------
                                                                                         (In thousands)
CASH USED IN OPERATING ACTIVITIES:
Net loss                                                                            $(2,875)         $  (194)
Adjustments to reconcile net loss to net cash used in operating activities:
     Compensation related to stock option grants                                         --               18
     Compensation related to transfer of assets                                          --                6
     Issuance of stock and warrants for legal settlement and services                    --              476
     Depreciation                                                                       193              448
     Loss on disposal of fixed assets                                                    15               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (75)            (475)
       Inventory                                                                        (57)             246
       Investments                                                                     (561)              --
       Prepaid expenses and other current assets                                         12             (178)
       Accounts payable and accrued liabilities                                         167             (846)
       Deferred revenue                                                                 489              304
                                                                                    -------          -------
Net cash used in operating activities                                                (2,692)            (195)

CASH USED IN INVESTING ACTIVITIES:
Purchases of equipment                                                                  (62)             (15)
                                                                                    -------          -------
Net cash used in investing activities                                                   (62)             (15)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                2,256               --
                                                                                    -------          -------
Net cash provided by financing activities                                             2,256               --
                                                                                    -------          -------

Net decrease in cash and cash equivalents                                              (498)            (210)
Cash and cash equivalents at beginning of period                                      1,736              298
                                                                                    -------          -------
Cash and cash equivalents at end of period                                          $ 1,238          $    88
                                                                                    =======          =======


SEE ACCOMPANYING NOTES

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation (formerly The National Registry Inc.) and its wholly-owned subsidiary, SAFLINK International, Inc. (the "Company" or "SAFLINK"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying consolidated financial statements.

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


2.       EARNINGS (LOSS) PER COMMON SHARE


         For the three and nine month periods ended September 30, 1999 and 1998, basic earnings (loss) per common share was computed by dividing net income
(loss) attributable to common stockholders by the weighted average number of common shares outstanding during these periods. Common stock equivalents, relating to convertible Series A preferred stock and exercise of certain stock options and warrants, were not included in the calculation of diluted loss per share due to their anti-dilutive effect.

         The following table sets forth the computation of basic and diluted loss per common share:

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                       SEPTEMBER 30,
(In thousands except per share data)                       1999              1998              1999              1998
                                                         --------          --------          --------          --------
Denominator:
  Weighted average number of shares of
     Common Stock outstanding                              18,069             6,902            17,203             6,736
  Effect of dilutive securities                                --                --                --                --
                                                         --------          --------          --------          --------
     Diluted shares outstanding                            18,069             6,902            17,203             6,736
                                                         ========          ========          ========          ========

Numerator:
  Net loss                                               $ (1,057)         $   (952)         $ (2,875)         $   (194)
  Preferred Stock dividends                                    --                69                --               218
                                                         --------          --------          --------          --------
    Net loss attributable to common stockholders         $ (1,057)         $ (1,021)         $ (2,875)         $   (412)
                                                         ========          ========          ========          ========

Basic loss per common share                              $  (0.06)         $  (0.15)         $  (0.17)         $  (0.06)
                                                         ========          ========          ========          ========

Diluted loss per common share                            $  (0.06)         $  (0.15)         $  (0.17)         $  (0.06)
                                                         ========          ========          ========          ========

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       INVESTMENTS

         Investments consist of one bank time certificate of deposit in the amount of approximately $105,000 and an investment in publicly traded equity securities of approximately $561,000. The time certificate of deposit is carried at cost and the equity securities are classified as available for sale and are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. Realized and unrealized gains and losses were not material.

4.       STOCKHOLDERS' EQUITY

         The Company issued 1,681,670 shares of Common Stock, and warrants to purchase an additional 840,835 shares of Common Stock at $1.00 per share, for $2,102,000 on July 23, 1999. The warrants may be exercised by the holders at any time until July 23, 2001. During the quarter ended September 30, 1999, the Company issued 38,000 shares of Common Stock upon exercise of stock options by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan"). All such options had an exercise price of $1.38 per share, the closing price of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") on the date of grant.

         At a meeting held on September 8, 1999, the Board of Directors of the Company approved and the holders of a majority of the Company's outstanding Common Stock subsequently approved by written consent, an increase in the number of shares of Common Stock authorized for issuance pursuant to the Company's 1992 Stock Incentive Plan from 2,500,000 shares to 4,000,000 shares.

5.       SUBSEQUENT EVENTS

         On November 9, 1999 the Board of Directors of the Company and the holders of the majority of the issued and outstanding shares of Common Stock approved changing the name of the Company to SAFLINK Corporation and requested a change in its stock symbol to "ESAF".

         On November 9, 1999 the Company issued 100,000 shares of Series D Preferred Stock to RMS Limited Partnership ("RMS") for an aggregate purchase price of $5,000,000. The holder has the right to convert the Series D Preferred Stock into that number of shares of the Company's Common Stock realized by dividing the aggregate purchase price plus any accrued and unpaid dividends by the applicable conversion price. The initial conversion price is equal to $1.39 per share and is subject to customary anti-dilution provisions. Accordingly, the Series D may currently be converted into 3.6 million shares of Common Stock. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock for $50 per share plus accrued dividends at any time prior to conversion. All shares of the Series D Preferred Stock issued and outstanding as of November 9, 2004 will be automatically converted into shares of Common Stock at the then applicable conversion price. The Series D Preferred Stock carries a 10% per annum cumulative dividend, payable in cash if the Company is profitable, with any unpaid dividends payable in shares of Common Stock upon conversion. The shares of Series D Preferred Stock have no voting rights except as required by law and have a liquidation preference of $50 per share plus unpaid dividends.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         RMS Limited Partnership is currently the holder of 8,021,305 shares (43.3%) of the Company's outstanding Common Stock and, based upon a voting agreement between RMS, J. Anthony Forstmann and Francis R. Sangangelo, has the ability to vote 10,013,015 shares (54.1%) of the Company's outstanding Common Stock. If RMS were to convert the Series D Preferred Stock into Common Stock it would hold 11,621,305 shares (52.6%), and would have the ability to vote 13,613,015 shares (61.6%), of the Company's then outstanding Common Stock.

         The following proforma condensed consolidated balance sheet presents the Company's financial position as of September 30, 1999 as though the placement had been completed as of September 30, 1999 (dollars in thousands):

                                    ASSETS                                           SEPTEMBER 30, 1999
                                                                          ACTUAL         ADJUSTMENTS        PROFORMA
                                                                         --------        -----------        --------
         Current assets:
                   Cash and cash equivalents                             $  1,238          $  5,000         $  6,238
                   Accounts receivable - net                                  224                                224
                   Inventory                                                   94                                 94
                   Investments                                                666                                666
                   Prepaid expenses and other current assets                  285                                285
                                                                         --------          --------         --------
                            Total current assets                            2,507             5,000            7,507
          Furniture and equipment - net                                       211                                211
                                                                         --------          --------         --------
                                                                         $  2,718          $  5,000         $  7,718
                                                                         ========          ========         ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
                   Accounts payable and accrued expenses                 $    578                           $    578
                   Deferred revenue                                           794                                794
                                                                         --------          --------         --------
                            Total current liabilities                       1,372                --            1,372
          Stockholders' equity
                   Series A Preferred stock                                     1                                  1
                   Series D Preferred stock                                    --                 1                1
                   Common stock                                               185                                185
                   Additional paid-in capital                              49,376             4,999           54,375
                   Accumulated other comprehensive income (loss)               (4)                                (4)
                   Accumulated deficit                                    (48,212)                           (48,212)
                                                                         --------          --------         --------
                            Total stockholders' equity                      1,346             5,000            6,346
                                                                         --------          --------         --------
                                                                         $  2,718          $  5,000         $  7,718
                                                                         ========          ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties that could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

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

RECENT DEVELOPMENTS

NASDAQ - On November 2, 1999, the Company received a letter from the Nasdaq-Amex Market Group ("Nasdaq") notifying the Company that the Company's Common Stock would be delisted from The Nasdaq SmallCap Market effective with the close of business on Wednesday, November 10, 1999 because it was not in compliance with the requirements set forth in Nasdaq Marketplace Rule 4310 (c) (2) ("Rule 4310
(c) (2)"), which requires the Company to (i) maintain net tangible assets of $2 million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. By letter dated November 9, 1999, Nasdaq notified the Company that, in response to the Company's November 5, 1999 hearing request, delisting of the Company's Common Stock has been stayed pending a December 2, 1999 hearing to be held before a Panel authorized by The Nasdaq Stock Market Board of Directors.

         As discussed in Note 4 to the financial statements, the Company received $5.0 million from the issuance of 100,000 shares of Series D convertible preferred stock to RMS Limited Partnership. While the Company believes that this transaction will bring it back in compliance with Rule 4310
(c) (2), there is no assurance that the Company and the Common Stock will be in compliance with Rule 4310 (c) (2) at any time or that the Common Stock will not be delisted from the SmallCap Market. If the Common Stock were to be delisted from the SmallCap Market, it could adversely affect the prices of such securities and the ability of holders to sell them. In addition, it could also adversely affect the Company's ability to raise additional funds. See "Liquidity and Capital Resources - Subsequent to September 30, 1999."

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

A.       RESULTS OF OPERATING ACTIVITIES

         For the three and nine month periods ended September 30, 1999, the Company incurred net losses attributable to common stockholders of approximately $1.1 million and $2.9 million, respectively, compared to net losses attributable to common stockholders of $1.0 million and $412,000, respectively, for the comparable periods in 1998. The third quarter unfavorable variance of approximately $36,000 was primarily due to a $59,000 reduction in gross profit coupled with a $57,000 increase in operating expenses, partially offset by a $69,000 reduction in preferred stock dividends. The year-to-date unfavorable variance of $2.5 million was primarily due to a $3.0 million reduction in gross profit, partially offset by a $536,000 reduction in operating expenses and a $218,000 reduction in preferred stock dividends.

REVENUE AND GROSS PROFIT

         For the three and nine month periods ended September 30, 1999, the Company reported total revenue of $281,000 and $891,000, respectively, compared to $437,000 and $4.4 million for the comparable periods in 1998.

         The third quarter revenue decrease of $156,000 was primarily due to a $126,000 reduction in post contract services revenue due to the transfer of management responsibility for the identification and authentication aspects of the State of Connecticut welfare system to the prime contractor, Polaroid Corporation, effective March 1, 1999 and the transfer of responsibility for the identification and authentication aspects of the State of New Jersey welfare system to Image Computing, Inc. effective April 1, 1999 coupled with a $116,000 reduction in sales of services to XL Vision, Inc., partially offset by an $86,000 increase in sales of products and services to various other commercial customers.

         The year-to-date revenue decrease was primarily due to receipt of approximately $3.5 million of revenue from the sale of prepaid licenses to XL Vision, Inc. in 1998 with no comparable transactions during 1999 coupled with a $284,000 decrease in post contract services for the reasons described in the preceding paragraph, partially offset by a $206,000 increase in sales of products and services to various other commercial customers.

         Revenue from the sale of commercial products and services, excluding sales to XL Vision, increased approximately $86,000 (46%) for third quarter 1999 when compared to third quarter 1998, these increases were centered in sales of the Company's SAFtyLatch(TM) product, which was introduced during the first quarter of this year.

         The table below provides a breakdown of the dollar changes in revenue for the three and nine-month periods ended September 30, 1999, as compared to the same periods in 1998:

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
         (In thousands)                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                     1999           1998           1999           1998
                                                    ------         ------         ------         ------
          Post contract services
             Connecticut                            $   --         $   43         $   40         $  137
             New Jersey                                 --             83             57            244
                                                    ------         ------         ------         ------
                                                        --            126             97            381
          Product and services - commercial
             XL Vision                                   6            122             57          3,472
             Other                                     275            189            737            531
                                                    ------         ------         ------         ------
                                                       281            311            794          4,003
                                                    ------         ------         ------         ------
                                                    $  281         $  437         $  891         $4,384
                                                    ======         ======         ======         ======

and increased approximately $206,000 (39%) for the nine months ended September 30, 1999 when compared to the same period in 1998.

         The Company's gross margin percentages for the three and nine month periods ended September 30, 1999 were approximately 46% and 70%, respectively compared to approximately 43% and 82% for the comparable periods in 1998. The changes from 1998 to 1999 were primarily due to a change in the mix of hardware and software sales.

OPERATING EXPENSES

         Total operating expenses for the three months ended September 30, 1999 increased approximately $57,000 (5%) to approximately $1.2 million from approximately $1.1 million for the same period in 1998. This increase was centered in sales and marketing ($62,000), primarily as a result in increased expenditures related to the introduction of the Company's SAFtyLatch product.

         Total operating expenses for the nine months ended September 30, 1999 decreased approximately $536,000 (13%) to approximately $3.5 million from approximately $4.0 million for the same period in 1998. This decrease was primarily due to expense reduction efforts initiated by the Company in late 1997, the sale of the Company's healthcare line of business, and its elimination of expenses outside of its current strategic focus on indirect sales and marketing of software products.

         The table below provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine-month periods ended September 30, 1999, as compared to the same periods in 1998:

                                   THREE MONTHS               NINE MONTHS
(Dollars in thousands)        INCREASE     INCREASE      INCREASE     INCREASE
                             (DECREASE)   (DECREASE)    (DECREASE)   (DECREASE)
                             ---------    ---------     ---------    ---------
Product development          $      (3)          (1)%   $    (182)         (19)%
Sales and marketing                 62           23          (245)         (21)
General and administrative          (2)          --          (109)          (7)
                             ---------    ---------     ---------    ---------
                             $      57            5%    $    (536)         (13)%
                             =========    =========     =========    =========

PRODUCT DEVELOPMENT - The decreases in product development expenses were primarily due to reductions in employee expense, travel and professional consulting services related to the elimination of expenditures outside of the Company's current strategic focus.

         The Company has transitioned out of its initial strategy of finger-based hardware and software development in order to focus its resources on multi-biometric data and network security software products and market development. The Company believes it has completed this transition and intends to continue its development and sales of software that supports a variety of hardware technologies that are currently emerging from numerous suppliers. The Company's software product strategy includes the development and marketing of a series of packaged applications that provide biometric authentication for a wide range of client/server systems, stand-alone PC's, and Internet applications.

         SAFtyLatch, the Company's packaged application for the consumer and desktop market, is a file encryption solution that prevents accidental or deliberate access to confidential data stored on a disk. This product features ease-of-use and biometrics-based protection via speaker verification technology from Lernout & Hauspie Speech Products, N.V. SAFtyLatch 1.05, released in November 1999, has been upgraded to allow voice access to secured Web sites and e-commerce transactions that have been protected by the Company's SAFsite Internet security product.

         The Company's packaged application for the enterprise market, SAF2000, is an architected suite of integrated, standards-based, packaged security products for Windows that protects user access to enterprise resources including LANs, WANs, dial-up networking, VPNs, Intranets, and Extranets. User credentials and data are securely managed using database and directory service protocols from Microsoft SQL Server, Microsoft Active Directory directory services (when released), Novell's Directory Services (NDS), and LDAP server providers. SAF2000 is delivered ready to use out of the box with built-in voice, finger and facial recognition biometric software algorithms that are qualified with a broad variety of Microsoft compatible audio/video and finger scanner peripherals from biometric technology providers. The Company has also developed additional products within the Secure Authentication Facility product line for Internet applications including Secure Authentication Facility for Internet Information Server(TM) and its SAFsite(TM) product.

         There is no assurance that the Company will be able to develop additional software products, or that the Company will successfully market its technology. The Company expects its product development costs to increase as it develops additional products and enhances existing products.

SALES AND MARKETING - The increases in sales and marketing expenses were centered in employee expenses, travel and advertising expenses. These increases were primarily due to costs associated with introduction of the Company's SAFtyLatch product to original equipment manufacturers ("OEM's") as well as to consumers through the retail distribution channel.

         To leverage its sales and marketing resources, the Company has entered into reseller agreements with a number of biometric technology companies in the fields of iris, finger, voice and facial recognition. The Company has also attempted to market its multi-biometric software products to other resellers and end-users for a wide range of potential uses, including computer network access security, protection of medical and financial records, facilitation of electronic commerce, enhancing customer service in banking and deterring on-line fraud. While the Company has received favorable responses from a limited number of commercial customers with respect to its new SAFSite(TM), SAF2000, and SAFtyLatch products, there can be no assurance that the Company will be able to consummate additional sales of its products and services in commercial markets or, if it is able to consummate such sales, that any such sales will prove to be profitable for the Company. Demand for the Company's products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications.

         The Company expects its sales and marketing expenses to increase as it attempts to expand its presence in what it believes will be a rapidly growing market for biometric security products.

GENERAL AND ADMINISTRATIVE - The decreases in general and administrative expenses were primarily due to decreases in depreciation, legal, employee expense, travel, telephone, and other expenses resulting from the expense reduction efforts initiated in late 1997. The Company expects certain general and administrative costs to increase as it attempts to expand its presence in the marketplace.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital as of September 30, 1999 were approximately $1.2 million and $1.1 million, respectively, compared to $1.6 million and $1.4 million, respectively, as of June 30, 1999 and approximately $1.7 million and $1.6 million, respectively, as of December 31, 1998. The decrease in the Company's cash and working capital as of September 30, 1999 was primarily due to net operating losses for these periods, partially offset by the receipt of approximately $2.2 million of cash for Common Stock and Warrants issued on July 23, 1999 in a private placement transaction.

         The Company used net cash of approximately $2.7 million (excluding $2.2 million generated from the sale of Common Stock and Common Stock purchase warrants and $62,000 used for capital expenditures) during the nine months ended September 30, 1999, and used net cash of approximately $195,000 (excluding $15,000 in capital expenditures) during the nine months ended September 30, 1998.

         On July 6, 1999, the Company paid Cogent Systems, Inc. ("Cogent") the final $125,000 minimum royalty payment required by the licensing agreement between Cogent and the Company (the "Agreement"). The Company and Cogent have agreed to extend the Agreement through December 31, 1999, without any minimum royalty payment and without the $10 million extension payment provided for in the Agreement, while the companies attempt to negotiate a new agreement. If an acceptable agreement is not entered into, causing the license to terminate on January 1, 2000, the Company anticipates that it will use alternate algorithm suppliers for its products that use finger imaging technology and to use hardware from suppliers that bundle algorithms with their hardware.

SUBSEQUENT TO SEPTEMBER 30, 1999

         Cash as of November 10, 1999 was approximately $6.0 million. The increase from September 30, 1999 was primarily due to the receipt of $5 million from the issuance of 100,000 shares of Series D Preferred Stock as more fully described in Note 4 to the financial statements.


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

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  EXHIBIT
                  NUMBER
                  -------

                  3.1.3
                  27     Financial Data Schedule (Electronic filing only)

           (b)    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on July 23, 1999 reporting the placement of 1,681,670 shares of its Common Stock and warrants to purchase 840,835 shares of its Common Stock for $2.1 million.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SAFLINK Corporation


DATE:  November 12, 1999                   BY:  /s/ JAMES W. SHEPPERD
                                                --------------------------------
                                                James W. Shepperd
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT 3.1.1 -  Certificate of Amendment of Certificate of Incorporation

EXHIBIT 27    -  Financial Data Schedule (Electronic Filing Only)