Form 10-K
period 1999-12-31
SAFLINK CORP
filed 2000-03-22
CIK 847555

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                          COMMISSION FILE NUMBER 0-2027

                               SAFLINK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         95-4346070
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                      18300 N.E. UNION HILL ROAD, SUITE 270
          REDMOND, WASHINGTON                                      98052
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425) 881-6766

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on March 13, 2000, was $66,892,603. There were 19,452,738 shares of Common Stock outstanding as of March 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of SAFLINK's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than April 10, 2000, are incorporated by reference into Part III hereof.

                        ABOUT FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect our current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will," "may," "shall" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of SAFLINK Corporation (or entities in which we have interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

         Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. SAFLINK undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

         The risks, uncertainties and other factors that might cause such differences are discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         SAFLINK Corporation provides cost-effective software that may be combined with a variety of biometric hardware collection devices to verify the identity of a user accessing a computer network or the Internet. Our products may be used to protect business and personal information and to replace passwords and PINs in order to safeguard and simplify access to electronic systems. Biometric technologies identify and authenticate an individual by using a digital representation of a specific biological characteristic, such as a fingerprint or voice, captured by a biometric capture device, transforming this digital representation into a unique identifier, and then matching that identifier against one previously captured. Because this process relies on largely unalterable human characteristics, positive identification is achieved independent of any information possessed by the individual seeking authorization.

         The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

         o  SOMETHING  KNOWN such as a password,  PIN, or mother's  maiden name;

         o  SOMETHING CARRIED such as a token, card, or key; or

         o SOMETHING PHYSICAL such as fingerprint, iris or voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

         Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement in a fully automated environment. However, recent advances in biometric collection technologies and processing algorithms have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. We believe that individuals, web site operators and enterprises will increasingly use this method of identity authentication.

         Our software products are built upon our proprietary Secure Authentication Facility (SAF) client/server architecture that allows users to use any of a number of biometric technologies. Our products are based on published open systems application programming interface (API) standards. In December 1997, we introduced and demonstrated the first implementation of the Human Authentication - Application Programming Interface (HA-API). HA-API was the first API to allow software developers and technology suppliers to build their products using a common interface standard. After developing HA-API under contract to the United States Department of Defense, we released it into the public domain and it is now supported by more than thirty biometric technology providers and systems developers. We are also a contributor to other leading API standards-setting bodies including the Bio-API Consortium and Intel's Common Data Security Architecture (CDSA) User Authentication Services (UAS) draft standard. We intend to make our products compliant with whatever API standard is ultimately adopted by the biometrics industry.

         Our SAF brand is being positioned and promoted with selected biometric technologies currently available in the marketplace including those from SecuGen Corporation, Veridicom, Inc., and Identix, Inc. for fingerprint imaging; Lernout & Hauspie Speech Products NV and ITT Industries, Inc. for speaker verification; Visionics Corporation for facial recognition; and IriScan, Inc. and Sensar, Inc. for iris recognition. We have tested and determined that additional biometric technologies are operational with our software products and we intend to continue to qualify and negotiate license arrangements with other leading biometric technology suppliers in the industry.

RECENT DEVELOPMENTS

o In January 2000, we announced the creation of our Internet Products Group, located in a new Redmond, Washington office, and the relocation of our Enterprise Products Group to our Reston, Virginia office. We also announced that we would be moving our headquarters to Redmond during the first quarter of 2000. We estimate that we will incur relocation costs of approximately $400,000 during the first half of 2000.

o In January 2000, Novell announced its newest security solution, Novell Modular Authentication Service that enables users to authenticate directly to the Novell Directory Service (NDS) using alternatives to passwords. With Novell, we jointly announced that Novell would begin shipping our SAF Module for NMAS (SAF/nmas) as a standard feature of Novell's new NMAS product. Basic software components of the SAF/nmas product will be included in the Novell product package with contact information and Internet links to enable Novell's customers to download our various biometric plug-in modules (such as speech verification) from our Web site to enable the system to function fully.

o In January 2000, we teamed with Intel Corporation to provide the first public demonstration of Intel's Common Data Security Architecture (CDSA) security framework software working in conjunction with our Internet and enterprise security biometric products. This "proof-of-concept" demonstration was designed to show attendees of the RSA 2000 Security Conference how Intel is expanding its CDSA security product to include biometric technology as another form of authentication.

o In March 2000, we announced that U.S. Patent 6,028,950, FINGERPRINT CONTROLLED SET-TOP BOX, which discloses a method for securing electronic commerce transactions initiated via a television set-top box, had been issued to us by the United States Patent and Trademark office.

MARKET OVERVIEW

         As the information age evolves into an increasingly networked environment, individuals and organizations are becoming more aware and concerned about protecting the privacy and ensuring the security of information maintained on personal computers, the Internet, and enterprise-wide systems. A number of technologies and strategies have been developed to address this concern, including new encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, digital certificates, and single sign-on applications. However, the effectiveness of each of these new technologies and strategies is dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication of the individual seeking access.

         With the ongoing growth of e-commerce, access points to the Internet and enterprise networks have increased significantly, and now include corporate desktops, home PCs, mobile laptops, and hand-held devices. Website operators and organizations providing enterprise information systems can now utilize biometric identification technology to secure access to restricted or sensitive information

         We believe that the market for biometric technologies used in information security and data privacy applications is largely undeveloped. However, there are several evolving factors that we believe will contribute to the growth of this industry in the near-term:

         o Highly publicized security breaches in computer networks and Internet sites have been traced to the vulnerability of password-based authentication systems.

         o The growth of e-commerce as a medium for business and consumer transactions mandates the implementation of technologies which facilitate the positive identification of anonymous parties.

         o The use of multiple passwords is inconvenient for users and expensive for businesses to support.

         o Enterprise information technology (IT) priorities are reportedly shifting from the completion of Y2K compliance to new information assurance initiatives that are intended to enhance the privacy and confidentiality of data under an organization's care, custody, and control.

         o   The IT industry is beginning to utilize public key infrastructure
             (PKI) as one solution for enhanced data security. We believe biometrics is a complementary technology to PKI that can play an important role in protecting the PKI certificate keys from unauthorized access. For the most part, these keys are now protected by simple PIN numbers and passwords.

         o Industry leaders such as Novell, IBM, Intel, Compaq, and Apple are actively supporting the integration of biometrics within their systems.

         o Rapidly falling prices for biometric collection devices (fingerprint sensors, digital cameras, microphones, etc.) and improvements in the accuracy, performance and user acceptance of the technology have made integration of biometrics with desktop PCs and portable computers a cost effective security alternative for the commercial market. The proliferation of multimedia-ready PCs makes voice identification virtually a no-cost hardware option for the majority of potential users.

         o New and even more powerful biometric technologies, such as silicon chip-based fingerprint sensors and iris recognition cameras, are also becoming commercially viable.

         o Finally, there is a commitment from over 45 organizations working in a unified fashion towards adoption of a single application programming interface (API) standard to encourage widespread implementation of biometrics. Industry standards will facilitate the interoperability of different biometric technologies.

         We believe that all these factors will create increasing demand for Internet and enterprise security software products that utilize biometrics. We believe that one of the largest potential markets for biometrics is business to business (B2B) and business to consumer (B2C) transactions conducted over the Internet. We believe that biometrics offers a low-cost, simple solution to ensure the positive identification of users seeking access to restricted Internet services.

PRODUCTS

         Our software products use biometric technologies to improve network and Internet security. Instead of being asked for a password, users are prompted for their unique biometric characteristic using any one of a number of technologies. We build software that will work with a variety of hardware devices. Our products can be divided into two groups - Internet products and enterprise products.

INTERNET PRODUCTS:

         Our Internet products, SAFsite and SAFtyLatch, are designed to operate in a non-domain environment and are built around an "Internet Client/Server" model. We intend to make our client software ubiquitous over the Internet while simultaneously promoting the availability of web-based content accessible via these clients and SAF enabled web destinations.

o SAFSITE - Enables the integration of biometric authentication into web applications developed from leading web rapid application development (RAD) products such as Microsoft's InterDev, Allair's Cold Fusion, and Pervasive's Tango. SAFsite manages centralized storage and matching of user biometric credentials through its unique SAFserver(TM)component. SAFserver provides a means of storing biometric templates on an encrypted and physically secure database in close proximity to the web server resource. The web server sends authentication requests and receives match results from the SAFserver via a range of interface mechanisms that can be tailored to the specific web environment. SAFsite also provides functionality including browser plug-ins and extensions to support a wide range of biometric capture devices and algorithms. An example of a site built using SAFsite can be found at www.safbank.com, a demonstration site that mimics an online bank requiring biometric authentication to access financial account information.

o SAFTYLATCH - Provides local PC file protection and privacy through encryption and biometric authentication. Future releases of SAFtyLatch are expected to provide a complementary "front-end" to our SAFsite Internet product by providing an easy client interface to SAF enabled web servers.

ENTERPRISE PRODUCTS:

         Our enterprise products are designed to operate on domain-based networks and include:

o    SAF2000 - A professional software suite that includes:

     o SAF/NT-Integrates with the Microsoft Windows NT security interface and enhances the password authentication provided by Windows NT with a multi-biometric capability. SAF/nt is the foundation of the SAF2000 product line, offering baseline multi-biometric log-on capability for initial access to the Windows NT domain server from a variety of Windows client workstations including those based on Windows 95/98, Windows NT, or Windows 2000 operating systems.

     o    SAF/IIS - Integrates into the Microsoft Internet Information Server
          (IIS), offering multi-biometric security to web resources accessed through the combination of IIS and Microsoft's Internet Explorer.

     o SAF/TNG - Integrates multi-biometric authentication with Computer Associates' Unicenter TNG's Single Sign-On option. With SAF/tng, users log on once using their biometric identification and gain access to all network resources managed by Unicenter TNG.

     o SAF/NETWARE - Integrated into the Novell NetWare NDS interface, SAF/netware enhances the password authentication provided by NetWare with a multi-biometric capability. SAF/netware also supports a mixed environment of Windows NT and Novell servers within a corporate domain infrastructure.

     o SAF/ENTRUST - Provides a biometric authentication front-end to Entrust's public key infrastructure (PKI) products. SAF/entrust provides secure access to critical encryption keys by replacing the standard password prompt with a range of biometric choices to provide positive identification of the user when releasing their private key for authentication, secure email, and digital signature transactions.

     o SAF/TRANSACTIONS - For those situations where authentication is required above and beyond initial domain or workstation log-on, SAF/transactions provides an application interface that can be used to insert transaction-level biometric authentication into any enterprise client/server application.

o SAF/NMAS - Shipped as a bundled feature with NMAS, Novell's unique framework that allows users to authenticate using different AND multiple Novell Directory Service (NDS) authentication methods (including face, finger, voice, signature, iris, tokens, smart cards, and passwords).

MARKETING AND DISTRIBUTION

         We use both direct and indirect sales and marketing techniques to market our products and services. Our direct sales efforts are limited to a web site on the Internet (www.saflink.com) and pursuit of selected end-user and OEM customers where suitable channel partners have not yet been identified. Our indirect sales activities provide support to channel partners by geographic region and vertical markets.

         We market our products into the horizontal markets for data and network security primarily through:

            o    Distributors
            o    Value-added distributors ("VADs");
            o    Value-added resellers ("VARs");
            o    Internet developers;
            o    Internet e-commerce service providers;
            o    Original equipment manufacturers ("OEMs"); and
            o    Strategic alliance partners.

         We market our products into vertical markets - such as healthcare, government and banking - primarily through:

            o    Systems integrators ("SIs");
            o    Value-added resellers ("VARs");
            o    Independent software vendors ("ISVs"); and
            o    Strategic alliance partners.

         Our marketing goals include identifying potential resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving significant order volume by disseminating our products through multiple indirect distribution channels worldwide.

         We also sell our products through biometric technology reseller partners who combine our enterprise software with their own proprietary biometric technology and sell it through their own sales channels. We are also actively engaged in establishing relationships with international distributors that will carry our products and make them available to a broad audience of secondary distributors and resellers within their markets. An example is Triton Secure, Ltd. of Australia, which offers the full line of our products in Australia and New Zealand.

         Our products are priced on the basis of the number of biometric users in the SAFServer(TM) database. As the number of users on the server database increases, the price per user drops. Resellers purchase our products at a favorable discount for resale at a price that provides an attractive gross margin for the reseller. We believe that this pricing model is competitive and cost-effective for the end user customer and is attractive to our resellers.

INTERNET PRODUCTS:

         We intend to market our SAFsite product primarily through indirect channels. For example, we have teamed with our technology reseller partner, SecuGen Corporation, to provide a SAFsite-based Internet consumer banking solution to ING Direct of Canada. We also intend to aggressively pursue those value-added application developers that focus on Internet consumer and E-business solutions with a goal of developing a network of Internet solutions providers that will offer our SAFsite product as part of their web-based product and development service offerings. We intend to market SAFtyLatch through the retail channel, through original equipment manufacturer (OEM) agreements, and through other broad-based distribution channels.

ENTERPRISE PRODUCTS:

         We have a team of technology sales consultants who are located in various regions of the country to identify, recruit, train and support a network of resellers currently selling, installing, and servicing Novell and Microsoft enterprise client/server network solutions. These resellers are characterized as regional VARs that specialize in enterprise back office network solutions. They generally provide a range of value-added services to their enterprise customers including network component sales, network consulting, systems installation, and network management services.

         We believe that our enterprise security products are complementary to the network technology products currently sold by these resellers. Our enterprise products allow these resellers to add biometric authentication to the network operating system without costly custom software development. To complement our reseller strategy, we have established a "Premier Partner" program that provides technical and sales training, marketing collateral, marketing incentives, web site links and lead generation to our reseller partners.

LICENSED TECHNOLOGY

         We have non-exclusive worldwide licenses to core biometric technology from the following partners:

     o SECUGEN CORPORATION - Fingerprint technology for standalone, mouse-integrated, and keyboard-integrated peripherals with USB and LPT interfaces.
     o VERIDICOM, INC. - Fingerprint technology for standalone peripherals with USB and LPT interfaces.
     o IDENTIX, INC. - Fingerprint technology for standalone and keyboard-integrated peripherals with an LPT interface.
     o LERNOUT & HAUSPIE SPEECH PRODUCTS NV ("L&H") - Speaker verification technology for text dependent technology modules that work with a Windows sound card and microphone.
     o ITT INDUSTRIES, INC. - Speaker verification technology for text dependent, randomly generated phrase technology modules that work with a Windows sound card and microphone.
     o VISIONICS CORPORATION - Face recognition technology for modules that work with a Video for Windows compatible desktop videoconferencing camera.

         We are able to provide a customer's choice of technology by combining the appropriate biometric plug-in module with our API-compliant product framework. The customer may also purchase API-compliant modules that will work with our software from third parties. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

COMPETITION

         Some of the other companies which have also developed software products that utilize biometric identification technology and are active in the United States are: BioNetrix, Digital Persona, Inc., American Biometric Company, Identix Inc., Keyware, Inc., and I/O Software, Inc. Our strategy is to differentiate our products in the marketplace by offering products that are competitively priced, multi-biometrics enabled, open standards based, and scalable for large users.

         We also expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards or digital certificates. While in some instances we will compete with these technologies, our strategy is to integrate other factors of authentication into our products. For example `digital certificates' provide a secure method of encrypting messages and accessing services. However, the sender's certificate key is often protected only by a password or PIN number. We currently offer SAF products that support smart cards and digital certificates, and we intend to continue to enhance these offerings.

         As a non-exclusive licensee of biometric technologies, we also expect to experience competition from other products and services incorporating the technology that we license.

PATENTS AND TRADEMARKS

         We hold four assigned patents covering fingerprint imaging technology which we intend to utilize to enhance and create strategic relationships with fingerprint technology companies, set-top hardware companies, and hand held peripheral manufacturers that will promote/use SAF software products:

1. PATENT 5,546,471, ERGONOMIC FINGERPRINT READER APPARATUS issued August 13, 1996, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices; ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

2. PATENT 5,596,454, UNEVEN SURFACE IMAGE TRANSFER APPARATUS issued January 21, 1997, provides for a high performance integrated optical system. We believe that this invention solves one significant problem of typical fingerprint capture devices: the large size of an optical element required to acquire a high resolution, distortion-free image of a fingerprint. Solving this problem dramatically reduces the physical footprint required for any peripheral device or integrated application of a fingerprint acquisition device. In addition, the invention specifies a single element multiple lens solution that dramatically reduces production cost while improving product reliability, durability and longevity.

3. PATENT 5,920,642: ERGONOMIC FINGERPRINT READER APPARATUS issued July 6, 1999, is directed to improvements in set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator's preferences, modify the provided level of service, or authorize a transaction against a specific account.

4. PATENT 6,028,950: FINGERPRINT CONTROLLED SET-TOP BOX issued February 22, 2000, discloses a method for securing electronic commerce transactions initiated via a television set-top box using a fingerprint and is a continuation of Patent 5,920,642. The fingerprint can be acquired by a device built into the set top box or by a device built into the remote control unit. The stored fingerprint data of the customer can be stored in the set top box, a central server, distributed remote server, smart card, or other form of "portable data file." We believe that this invention solves the problem of positively identifying customers making e-commerce transactions from a home set top access terminal

         In addition, we have pending applications for our SAF software. There is no assurance that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of such patents or patent applications.

         We also rely on unpatented know-how, trade secrets and continuing research and development. We may not have any protection from other parties who independently develop the same know-how and trade secrets. Protection of our proprietary products and services may be important to our business, and our failure or inability to maintain such protection could have a material adverse affect on our business, condition (financial or otherwise), results of operations and prospects. Moreover, while we do not believe that the production and sale of our proposed products or services infringe on rights of third parties, if such is not the case, failure to obtain needed licenses from such third parties could have a material adverse effect on our ability either to complete the development of certain products or services or to produce and market such products or services. Failure to obtain any such licenses could adversely impact our business, condition (financial or otherwise), results of operations and prospects.

         We have no rights to patents or other intellectual property (including any biometric software algorithms or biometric service provider (BSP) modules) that we license from others, other than pursuant to our license of rights. The competitive nature of our industry makes any patents and patent applications of our licensors important to us. There is no assurance that any of the patent applications of such licensors will be granted, that patents previously granted will prove enforceable, or that any such patents or patent applications will lead to any competitive advantage for us.

         We have registered certain service marks and trademarks with the United States Patent and Trademark Office. However, we have not registered certain other trademarks and trade names which we use with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, we accompany the use of such trademarks with our name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in such trademarks. Certain rights, however, are protected under the provisions of the Lanham Act and under state law in respect to unregistered or common law trademarks.

EMPLOYEES

         As of March 13, 2000, we had 33 full-time employees and 8 full-time contract employees compared to 22 full-time employees as of March 26, 1999. The increase in staffing is part of our effort to capitalize on what we believe will be a rapidly growing market for network and Internet security solutions. We intend to continue to increase our staff to support our efforts to penetrate this market. From time to time, we also utilize consultants for specific assignments.

         We are an employment-at-will employer and none of our employees are represented by a labor union. We believe that our relationship with our employees is good. We believe that our future success will depend in part on our ability to both retain our existing technical and other personnel and to attract and retain other qualified employees.

ITEM 2.  PROPERTIES

         We lease temporary space for our recently relocated principal executive offices and our Internet Products Group. These facilities consist of approximately 3,000 square feet located at 18300 N.E. Union Hill Road, Suite 270, Redmond, Washington 98052. We also lease approximately 3,400 square feet of office space for our Enterprise Products Group in Reston, Virginia.

ITEM 3.  LEGAL PROCEEDINGS.

         On May 13, 1999, Anthony Calandra (the "Plaintiff") filed suit against us and J. Anthony Forstmann, a director and former chairman of SAFLINK in the United States District Court Middle District of Florida Tampa Division (Civil Action No. 99-1135-CIV-T-25E). The amended complaint alleged that (i) we granted to the Plaintiff a right to purchase 150,000 shares of our common stock for $.20 per share, (ii) we refused to honor the option, and (iii) we erroneously took the position that the option was to be adjusted for a one for six reverse split of our common stock. This suit was dismissed with prejudice in February 2000.

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against us and Mr. Forstmann in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to our alleged failure to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) our breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud; (iii) recission by IIG against us and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The second and third causes of action have been dismissed with prejudice. We do not believe the remaining claims have any merit and we intend to vigorously defend ourselves in this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock has been listed on the Nasdaq SmallCap Market since April 27, 1993 (NASDAQ:ESAF). There is presently a limited public trading market for our common stock. There is no assurance that a viable public market for our shares will develop in the future or, if one develops, that such a market will be sustained.

         The following table sets forth the range of high and low bid quotations for our common stock as reported on the SmallCap Market for each full quarterly period from January 1, 1998 through December 31, 1999 and for the period January 1, 2000 through March 13, 2000. Such quotations have been adjusted for the May 27, 1998 1 for 6 reverse split of our common stock and represent prices between dealers without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                  COMMON STOCK BID PRICE
                                                -------------------------
                                                  HIGH              LOW
                                                -------           -------
1998
First Quarter                                   $ 6.187           $ 1.687
Second Quarter                                    4.875             1.250
Third Quarter                                     3.813             0.875
Fourth Quarter                                    2.125             0.250

1999
First Quarter                                     4.500             0.875
Second Quarter                                    2.688             1.000
Third Quarter                                     1.813             0.813
Fourth Quarter                                    2.156             1.125

2000
First Quarter (through March 13, 2000)            8.750             2.000

         On March 13, 2000 the closing bid price of our common stock as reported on the SmallCap Market was $6.531. As of March 13, 2000 there were approximately 333 record holders of our common stock. As of March 9, 2000 there were approximately 7,404 beneficial holders of our common stock.

         Since our incorporation, we have not paid or declared dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      (in thousands except per share data)

                                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
SUMMARY OPERATING DATA                            1999          1998        1997          1996         1995
--------------------------------------------------------------------------------------------------------------
Revenue                                         $  1,303     $  4,920     $  1,585     $  2,305     $    401
Net loss                                          (3,927)      (1,384)      (7,424)      (7,340)      (5,070)
Preferred stock deemed dividend                       --           --        1,470        1,412           --
Preferred stock dividend and accretion               104          278          350          303           --
Net loss attributable to common stockholders      (4,031)      (1,662)      (9,244)      (9,055)      (5,070)
Net loss per common share                          (0.23)       (0.23)       (1.57)       (1.93)       (1.31)
Weighted average number of common shares          17,541        7,216        5,875        4,680        3,873

                                                                    YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
SUMMARY BALANCE SHEET DATA                        1999          1998        1997          1996         1995
--------------------------------------------------------------------------------------------------------------
 Total assets                                   $  6,782     $   2,685    $   2,578    $   2,832    $  1,600
 Total liabilities                                 1,184           716        1,807        1,348         510
 Stockholders' equity                              5,598         1,969          771        1,484       1,090

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATING ACTIVITIES

         We incurred net losses of approximately $3.9 million for fiscal 1999, $1.4 million for fiscal 1998 and $7.4 million for fiscal 1997, primarily due to our efforts in developing and marketing our biometric software products. Approximately $786,000 or 60% of total revenue was from commercial software sales during 1999 compared to $3.4 million or 69% in 1998. The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 1999 and 1998, and between fiscal years 1998 and 1997 and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, and Selected Financial Data included elsewhere in this Form 10-K.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE AND COST OF REVENUE

         Revenue for the year ended December 31, 1999 decreased by approximately $3.6 million, from approximately $4.9 million for the year ended December 31, 1998 to approximately $1.3 million for the year ended December 31, 1999. This decrease was primarily due to the lack of a 1999 transaction comparable to the sale of approximately $3.5 million of prepaid licenses to XL Vision, Inc. during 1998 coupled with a reduction in post contract services revenue of approximately $443,000 due to the Company's decision to divest itself of contracts to manage the identification and authentication aspects of the Connecticut and New Jersey welfare systems in early 1999.

         The approximately $763,000 decrease in cost of revenue was primarily attributable to the reduction in revenue.

         Gross profit decreased to $944,000 or 75% of revenue during 1999 from $3.8 million or 77% of revenue in 1998 primarily due to the change in the mix of product revenues.

OPERATING EXPENSES

         Operating expenses for 1999 decreased by approximately $369,000, from approximately $5.3 million for the year ended December 31, 1998 to approximately $4.9 million for the year ended December 31, 1999. This decrease was primarily due to decreases in commissions and depreciation as well as the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. These decreases were partially offset by increased operating costs associated with personnel increases initiated during the fourth quarter of 1999. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                  CHANGES IN OPERATING EXPENSES
                                                  -----------------------------
                                                      (000S)        PERCENT
                                                      -----          -----
Product development                                   $  93              7%
Sales and marketing                                    (226)           (15)
Minimum royalties                                      (125)           (25)
General and administrative                             (111)            (1)
                                                      -----          -----
                                                      $(369)            (7)%
                                                      =====          =====

PRODUCT DEVELOPMENT

         The increase in product development expenses was primarily due to a fourth quarter increase of approximately $238,000 as we added staff to enhance current products and develop new products to meet anticipated demand for our products as organizations begin to redirect their information technology expenditures from Y2K remediation efforts to enhanced Internet and network security solutions. We expect significant additional increases in product development expenses as we expand our product development efforts in 2000.

SALES AND MARKETING

         The decrease in sales and marketing expenses was primarily due to the lack of commissions comparable to the approximately $351,000 commission paid on sales to XL Vision in 1998. This reduction was partially offset by increases in travel and entertainment and advertising expenses as we increased our efforts to promote our Internet and network security products beginning in 2000. We expect significant additional increases in sales and marketing expenses as we expand our sales and marketing activities in 2000.

GENERAL AND ADMINISTRATIVE

         The decrease in general administrative expense was centered in depreciation expense and was primarily due to the final write-off of assets acquired for research and development activities in prior years. We expect certain general and administrative costs to increase as we add infrastructure to support our increased product development and sales and marketing activities.

INTEREST AND OTHER INCOME

         The $82,000 decrease in interest and other income was primarily due to a $91,000 decrease in gain on sale of certain fixed assets, partially offset by an increase in interest income due to higher cash available for investment in interest-bearing overnight repurchase agreements.

OPERATING EXPENSE ANALYSIS BY FUNCTIONAL ACTIVITY

The following table provides an analysis of the 1999 over 1998 change in total operating expense by functional category:

                                                  CHANGES IN OPERATING EXPENSES
                                                  -----------------------------
                                                     (000S)        % CHANGE
                                                     -----          -----
Compensation and related benefits                    $ 283             15%
Legal and professional services                        (37)            (6)
Travel and entertainment                                30             11
Advertising and promotion                               92             40
Telephone and Internet                                 (42)           (21)
Commission                                            (351)          (100)
Depreciation                                          (333)           (59)
Other                                                  (11)            --
                                                     -----          -----
                                                     $(369)            (7)%
                                                     =====          =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE AND COST OF REVENUE

         Revenue for the year ended December 31, 1998 increased by approximately $3.3 million over revenue for the year ended December 31, 1997. This increase was primarily due to the sale of approximately $4.0 million of software licenses and related services to XL Vision in 1998, partially offset by decreases in software sales and services to miscellaneous other customers. Approximately $3.4 million or 69% of total revenue was from commercial software sales during 1998 compared to $294,000 or 19% in 1997 resulting from our shift to focusing on software based solutions during 1998.

         Government related project revenue, including both PCS and product revenue, associated with the States of New Jersey and Connecticut welfare control systems increased to approximately $627,000 in 1998 from approximately $535,000 in 1997 as the result of a system expansion installed for the State of New Jersey in 1998. As part of our increased focus on commercial software development and sales, we entered into agreements during the first quarter of 1999 to (i) transfer our contractual responsibilities for the management of the identification and authentication aspects of the Connecticut welfare system to the prime contractor, Polaroid Corporation, and (ii) sell our software and transfer the contractual responsibilities for the management of the identification and authentication aspects of the New Jersey welfare system to a third party contractor, Image Computing Incorporated. These new resellers have agreed to purchase software support through the balance of 1999.

         The approximately $378,000 increase in cost of revenue was primarily attributable to the sale of approximately $335,000 of hardware to XL Vision, at cost, as part of the agreement making XL Vision a master reseller to the healthcare market.

         Gross profit increased to $3.8 million or 77% of revenue during 1998 from $841,000 or 53% of revenue in 1997 primarily due to the change in product mix to primarily software sales in 1998.

OPERATING EXPENSES

         Operating expenses for 1998 decreased by approximately $3.2 million from 1997 primarily due to (i) the expense reduction plan implemented in late 1997, (ii) the sale of our healthcare line of business to XL Vision in 1998, and
(iii) the elimination of expenses outside our current strategic focus on indirect sales and marketing of software products. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                Changes In Operating Expenses
                                                -----------------------------
                                                   (000S)          % CHANGE
                                                  -------          --------
Product development                               $  (939)             (42)%

Sales and marketing                                (1,252)             (45)

General and administrative                           (973)             (33)
                                                  -------          -------
                                                  $(3,164)             (37)%
                                                  =======          =======

PRODUCT DEVELOPMENT

         The decrease in product development expenses was primarily due to reductions in employee expense, travel and professional consulting services related to hardware and the elimination of expenditures outside of our current strategic focus. We expect to continue to incur product development costs as we develop additional products and enhance existing products.

SALES AND MARKETING

         The decrease in sales and marketing expenses was primarily due to reductions in employee expense, travel, professional consulting services and advertising, partially offset by a one-time commission paid in connection with the XL Vision transactions. As part of the current strategic focus, we sold our healthcare line of business, eliminated a portion of our other sales and marketing staff and closed certain offices shifting such sales and marketing efforts and costs to certain of our strategic partners.

GENERAL AND ADMINISTRATIVE

         The decrease in general and administrative expense was primarily due to the accrual of $450,000 of settlement costs related to the IIG lawsuit in 1997 compared to $157,000 of such costs in 1998 as well as decreases in employee expense, travel, outside consulting, telephone and legal and professional expense. We expect certain general and administrative costs to increase if sales of our products increase.

INTEREST AND OTHER INCOME

         This decrease in interest and other income was primarily due to a $150,000 write-off of obsolete assets and a $136,000 reduction in interest income due to lower cash balances partially offset by a $200,000 gain on sale of assets transferred to XL Vision during 1998.

OPERATING EXPENSE ANALYSIS BY FUNCTIONAL ACTIVITY

         The following table provides an analysis of the 1998 over 1997 change in total operating expense by functional category:

                                                   CHANGES IN OPERATING EXPENSES
                                                   -----------------------------
                                                     (000S)          % CHANGE
                                                    -------          --------
Compensation and related benefits                   $(1,688)             (48)%
Legal and professional services                        (506)             (64)
Consulting                                             (441)             (55)
Travel and entertainment                               (443)             (64)
Advertising and promotion                              (218)             (48)
Telephone and Internet                                  (80)             (29)
Commission                                              351                *
Other                                                  (139)              (7)
                                                    -------          -------
                                                    $(3,164)             (37)%
                                                    =======          =======
* Not meaningful

YEAR 2000 EXPOSURE

         The Year 2000 problem was the result of computer programs being written using two digits (rather than four) to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in miscalculations or system failures. We recognized the need to ensure that our operations would not be adversely impacted by Year 2000 software failures and therefore took appropriate action to address the potential impact of the Year 2000 problem. We have not experienced, and we do not expect to experience, any systems failures or other losses as a result of the Y2K problem and addressing potential problems did not have a material adverse impact on our business, condition (financial or otherwise), results of operations, prospects, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and working capital as of December 31, 1999 were approximately $5.3 million and $5.4 million, respectively, as compared to cash and working capital of approximately $1.7 million and $1.5 million, respectively, as of December 31, 1998. The increase was primarily due to the issuance of 1,681,670 shares of Common Stock, and warrants to purchase 840,835 shares of Common Stock at $1.00 per share, for $2,102,000 on July 23, 1999 and the issuance of 100,000 shares of Series D Preferred Stock to RMS Limited Partnership (See "Factor that May Affect Future Results - Several stockholders have the ability to control the vote of our stock" below) for an aggregate purchase price of $5.0 million on November 9, 1999, partially offset by operating losses. We expended cash at a rate of approximately $300,000 per month during the last three months of 1999.

         Cash as of March 13, 2000 was approximately $4.8 million. Cash and working capital as of February 29, 2000 were approximately $4.8 million and $4.9 million, respectively. The decrease from December 31, 1999, was primarily due to net operating expenses, partially offset by proceeds of approximately $700,000 from the exercise of common stock options and warrants.

         In an effort to minimize our net cash expenditure rate during 1998 and 1999, we continued a plan to reduce operating expenses which was initiated in September 1997. This plan included, among other things, closing certain corporate facilities outside our Tampa headquarters and reducing the number of employees. We used cash of approximately $3.6 million for operating activities in 1999 compared to approximately $723,000 in 1998. The increased use of cash was primarily due to the sale of prepaid software licenses to one customer that generated approximately $4.0 million in cash in 1998 with no comparable transaction in 1999.

         We expended net cash at a rate of approximately $600,000 per month (excluding approximately $700,000 of proceeds from the exercise of common stock options and warrants) during January and February of 2000. We believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our expected working capital needs into the year 2001.

         Absent a significant increase in sales, which itself may require a significant increase in working capital, we will require significant additional funds to continue our operations into the year 2001. The options we are reviewing to obtain additional financing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. In addition, we are seeking to raise additional capital to accelerate our product development and sales and marketing efforts as well as to redeem the Series D convertible preferred stock. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         In addition to other information contained in this Annual Report on Form 10-K, the following factors, among others, sometimes have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by us or on our behalf. Factors that could cause future results to differ from expectations include, but are not limited to the following: our need for additional funds, our limited operating history and substantial accumulated net losses, control of SAFLINK, the Nasdaq SmallCap Market eligibility and maintenance requirements, technological and market uncertainty, competition, our dependence upon software licensors, our dependence on key employees, volatility of the market price of our common stock, our acquisition strategy, growth in the biometric technology market and acceptance of our products in these markets, failure of our marketing partners to promote our products, and our dividend policy.

WE WILL NEED ADDITIONAL FUNDS TO MAINTAIN OUR OPERATIONS AND THE TERMS OF THE ADDITIONAL FINANCING MAY RESTRICT OUR OPERATIONS.

         We believe that our existing working capital, together with anticipated cash flows from sales from current contracts may be insufficient to meet our expected working capital needs beyond the year 2000. We also expect to make continued investments in researching, developing and engineering our systems, software and products to remain competitive. If we need additional working capital and are not generating sufficient additional profitable sales of our products or services, we may need to issue additional shares of common stock or securities that are convertible into common stock. Our issuances of these securities could dilute the interests of stockholders. Additional financing may be unavailable to us or only available on terms unacceptable to us. The terms of available financing may restrict our operations.

WE HAVE A LIMITED OPERATING HISTORY DURING WHICH WE HAVE ACCUMULATED SUBSTANTIAL NET LOSSES AND WE MAY SUSTAIN SUBSTANTIAL LOSSES IN THE FUTURE.

         From our commencement of business in October 1991, we have been principally engaged in organizational, developmental and marketing activities. Through December 31, 1999, we have reported an accumulated net loss of approximately $49.4 million. We have continued to accumulate losses after December 31, 1999 to date and we may be unable to generate significant revenues or any net income in the future.

SEVERAL STOCKHOLDERS HAVE THE ABILITY TO CONTROL THE VOTE OF OUR STOCK

         RMS Limited Partnership, a Nevada limited partnership controlled by Roy
M. Speer ("RMS") and Francis R. Santangelo, acting together, are in a position immediately to exercise significant control over the general affairs of SAFLINK, to control the vote on any matters presented to stockholders and to direct the business and policies of SAFLINK. As of March 13, 2000, RMS and Mr. Santangelo beneficially owned approximately 41.5% and 3.6% of our common stock, respectively. Mr. Santangelo and RMS are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by RMS, and not to vote in favor of certain specified actions unless agreed to by RMS. In addition, RMS owns 100,000 shares of our Series D Preferred Stock which are convertible into approximately 3.6 million shares of our common stock and, if converted, would result in RMS beneficially owning approximately 50.6% of our then outstanding common stock.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ SMALLCAP MARKET IF WE FAIL TO COMPLY WITH THE ELIGIBILITY AND MAINTENANCE REQUIREMENTS

         During 1999, we received letters from The Nasdaq Stock Market, Inc. notifying us that our common stock was not in compliance with Nasdaq Marketplace Rule 4310 (c)(4) ("Rule 4310(c)(4)"), which requires us to maintain a $1.00 minimum bid price for our common stock. We believe that as of March 13, 2000, we are in compliance with the minimum bid price requirement set forth in Rule 4310(c)(4).

         Also during 1999, we received letters from Nasdaq notifying us that our common stock was not in compliance with Nasdaq Marketplace Rule 4310 (c)(2) ("Rule 4310(c)(2)"), which requires us to (i) maintain net tangible assets of $2 million; (ii) maintain a market capitalization of $35 million; or (iii) have recorded net income of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. We believe that as of March 13, 2000, we are in compliance with Rule 4310(c)(2).

         There is no assurance that we will be in compliance with Rule 4310(c)(4) or Rule 4310(c)(2) at any time in the future or that our common stock will not be delisted from the SmallCap Market. If our common stock was delisted from the SmallCap Market, it would adversely affect (i) the prices of such securities, (ii) the ability of holders to sell them, and (iii) our ability to raise additional funds, especially in the public markets.

TECHNOLOGICAL AND MARKET UNCERTAINTY MAY LIMIT OUR ABILITY TO PRODUCE AND SELL OUR PRODUCTS AND SERVICES

         Various problems may impede the development, production, distribution and marketing of our products and services. We may be limited by our financial and technical abilities in trying to solve these problems. More advanced or alternate technology employed by competitors that is unavailable to us could give those competitors a significant advantage over us. It is possible that products and services developed by our competitors will significantly limit the potential market for our products and services or render our products and services obsolete. In addition, laws, rules, regulations or industry standards may be adopted which would require us to modify our products or services or which may otherwise materially adversely affect us.

RAPID CHANGES IN TECHNOLOGY MAY REQUIRE US TO MODIFY OUR PRODUCTS AND SERVICES

         Technology employed in our industry is subject to rapid change. Our future success will depend upon our ability to keep pace with a changing marketplace. We will have to integrate new technology into our software and introduce a variety of new products and product enhancements to address the changing needs of the marketplace.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE MARKET FOR NETWORK AND INTERNET SECURITY SOFTWARE

         We compete in the highly competitive market for network and Internet security software and we expect this competition to intensify as the biometric industry continues to develop. This security market is dominated by more traditional non-biometric identification and authentication techniques, such as cards, keys, passwords and personal information. A number of other companies currently offer systems in the United States incorporating biometric authentication methods. In addition, several other companies produce or are developing other biometric technologies which may compete with us and our technology and may be integrated into authentication products and services that are competitive with those we offer. Some examples of these technologies are: identification by eye retina blood vessel patterns, hand geometry and signature analysis. We compete with companies that have substantially greater resources than us and are better equipped than us. We may be unable to compete successfully against these companies or their products and services. Announcements and advances by our competitors concerning new products or features, governmental or other contracts and developments or disputes relative to patents or proprietary rights may also have an adverse material impact on our business, results of operations and prospects.

WE ARE DEPENDENT ON LICENSES OF SOFTWARE FROM THIRD PARTIES

         We have licensed rights to biometric technologies under agreements with software algorithm suppliers including ITT Industries, Inc., Learnout & Hauspie Speech Products N.V., Veridicom, Inc. and Visionics Corporation. These rights may be terminated if we fail to pay required license fees or commit any other material breach of these agreements. While we believe we are not in default of these agreements as of the date of this report, there is no assurance that defaults will not occur in the future or that we will make the minimum royalty payments required under these agreements. Our products can be and are sold without the biometric technology we have licensed. However, any loss of our license rights could substantially impair or entirely preclude our ability to compete with products including this technology.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO RETAIN KEY EMPLOYEES AND TO ATTRACT HIGH QUALITY NEW EMPLOYEES

         All of our employees have "at-will" employment agreements and may leave without notice. We rely heavily on stock options to provide a meaningful retention incentive to existing and new employees. As of March 13, 2000, unvested options held by senior management and all other employees are 655,222 and 759,756, respectively, which represent a 2.2% and a 2.6% ownership interest in our company on a fully diluted basis. The inability to offer competitive compensation packages including continued stock option awards could have a material adverse effect on our recruiting and retention of key employees. As of March 13, 2000, there were 577,358 shares of common stock available for issuance under our stock option plan and there is no assurance that stockholders will approve an amendment to the plan to increase the number of shares that may be awarded.

SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL AND THE MARKET PRICE FOR OUR STOCK

         As of March 13, 2000, 19,452,738 shares of our common stock were outstanding, of which substantially all may be resold in the public market immediately. In addition, the remaining shares of common stock are available for resale in the public market under Rule 144. Sales of shares of our common stock in the public market or the perception that sales would occur could adversely affect the market price of our common stock. These sales or perceptions of possible sales could also impair our future ability to raise capital. In part as a result of sales or the perception of the possibility of sales of common stock, the market price for our common stock is likely to be volatile. It is possible that this volatility will have an adverse effect on the market price of the common stock.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND WE CANNOT ASSURE YOU THAT THERE WILL BE ACTIVE PUBLIC TRADING FOR OUR COMMON STOCK IN THE FUTURE

         There is a limited public market for our common stock. The average daily trading volume of our common stock on the NASDAQ SmallCap Market over the past five years has been approximately 48, 396shares. The public trading market for our common stock has been limited, and the market price for our common stock may not necessarily reflect our value. There may not be any active public trading market for our common stock in the future.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE

         The market price of our common stock has been volatile and may be volatile in the future. The market price of our common stock may be impacted by events related to technology companies generally. Factors and events, including the following, may contribute to volatility and may have a significant impact on the market price of our common stock:

     o our announcements or announcements by our competitors concerning new product developments, governmental contracts or other contracts;
     o    developments or disputes relating to patents or proprietary rights;
          and
     o    potential governmental regulation.

WE ARE EXPLORING IMPLEMENTING AN ACQUISITION STRATEGY WITH WHICH WE HAVE NO EXPERIENCE

         We are exploring a growth strategy that could include acquisitions of companies involved in related businesses including e-commerce and the Internet. We may not identify appropriate targets and we may not consummate any transactions. Any growth may result in significant dilution to our existing stockholders by the issuance of equity-based securities. Any acquisitions would place substantial demands on our management, working capital and financial and management control systems. Success of any future expansion plans will depend in part upon our ability to integrate the new business segments and to continue to improve and expand management and financial control systems and to attract, retain and motivate personnel equipped to manage corporate changes. We cannot be sure that we will successfully manage these risks. If we fail to adequately manage the growth of the business, it could have a severe negative impact on our financial results and stock price.

OUR SUCCESS WILL BE DEPENDENT ON SIGNIFICANT GROWTH IN THE BIOMETRIC MARKET AND BROAD ACCEPTANCE OF PRODUCTS IN THESE MARKETS

         All of our revenues are derived from the sale of products and services that utilize biometric technologies. Our software products represent a new approach to identity verification, which has only been used in limited applications to date. Biometric security products have not gained widespread commercial acceptance. Our success depends on the development and expansion of markets for biometric products both domestically and internationally. Further, our products may not achieve sufficient market acceptance to ensure our viability. In addition, we cannot accurately predict the future growth rate of this industry or the ultimate size of the biometric technology market. The expansion of the market for our products depends on a number of factors including:

     o the cost, performance and reliability of our products and the products of our competitors;
     o    customers' perception of the benefits of these products;
     o public perceptions of the intrusiveness of these products and the manner in which firms are using the biometric information collected;
     o public perceptions regarding the confidentiality of private information; and
     o    marketing efforts and publicity regarding these products.

         The use of biometric products for some applications has been objected to on civil liberties grounds. Legislation has been proposed to regulate the use of biometric security products partly in response to these objections.

IF OUR MARKETING PARTNERS FAIL TO PROMOTE OUR PRODUCTS, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE

         A significant portion of our revenues are expected to come from sales to marketing partners such as original equipment manufacturers, distributors, value-added distributors and resellers. Some of these relationships are formalized in agreements; however, these agreements are often terminable with little or no notice or penalty and may be subject to periodic amendment. The failure of our marketing partners to promote our products would severely limit our ability to generate revenue. We cannot control the amount and timing of resources that such marketing partners devote to their activities on our behalf and there is a risk that these parties may not actively promote our products. We intend to continue to seek strategic relationships to distribute and sell some of our products. However, we may be unable to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

WE HAVE NEVER PAID AND DO NOT EXPECT TO PAY DIVIDENDS

         We have not previously paid any dividends on our common stock and we intend to follow a policy of retaining all of our cash flow from operations, if any, to finance the development and expansion of our business.

ITEM 7(a).   QUALATIVE AND QUANTITIVE DISCLOSURE ABOUT MARKET RISK

             We are exposed to market risk from changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             Information concerning our directors and officers is included in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION.

             Information concerning our executives' compensation is included in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             Information required to be disclosed hereunder is included in the definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS.

             Information required to be disclosed hereunder is included in the definitive Proxy Statement for our Annual Meeting of Stockholders, which is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

       (1)    Consolidated Financial Statements

The financial statements filed as a part of this report are listed in the "Index to Financial Statements".

       (2)    Financial Statement Schedules

     All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or in notes to the financial statements.

(b)  Reports on 8-K

         During the fourth quarter of 1999, we filed one report on Form 8-K on November 12, 1999.

(c)  Exhibits

EXHIBIT
NO.                                 DESCRIPTION
---                                 -----------

3.1 Articles of Incorporation, as amended to date, of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

3.1.1 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

3.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2, 1996 (incorporated by reference to Exhibit
         3.3 of the Company's Annual Report on Form 10-K for year ended December 31, 1996).

3.4 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of May 26, 1998 (incorporated by reference to Exhibit
         3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

4.1 Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31,
         1997).

4.2 Certificate of Designation, Preferences and Rights of Series D Preferred Stock (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K, dated November 12, 1999).

10.1 Agreement and Plan of Merger dated as of December 24,1991 between the Company, Topsearch and Top Search Merging Corp. (incorporated by reference to the Company's Current Report on Form 8-K, dated December 24, 1991).

10.2 Stock Subscription Agreement by and between The National Registry Inc. and RMS Limited Partnership, dated November 9, 1999 (incorporated by reference to Exhibit 4 of the Company's Current Report of Form 8-K, dated November 12, 1999).

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

10.11 Stock Purchase Agreement, dated as of March 14, 1995, by and among the Company, RMS Limited Partnership ("RMS") and Francis R. Santangelo (incorporated by reference from the Exhibits to the Company's Current Report on Form 8-K, dated March 14, 1995).

10.14 Stockholder's Voting Agreement, dated as of March 14, 1995, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo
        (incorporated by reference from the Exhibits to the Company's Current
         Report on Form 8-K, dated March 14, 1995).

10.15 First Amended and Restated Stockholders Voting Agreement as of June 25, 1999, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo (incorporated by reference from Schedule 13D/A, dated June 30, 1999).

10.18    Form of Warrant, dated February 5, 1997 (incorporated by reference to
         Exhibit 10.2 of the Company's Current Report on Form 8-K, dated February 6, 1997).

11 Statement re: Computation of Earning per Share (see note 9 of Notes to Financial Statements)

23       Consent of Ernst & Young LLP

27       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SAFLINK CORPORATION
                                                (REGISTRANT)

Date: March 22, 2000     By: /s/ JEFFREY P. ANTHONY
                            ----------------------------------------------------
                                 Jeffrey P. Anthony
                                 President, Chief Executive Officer and Director


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James W. Shepperd his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURES
----------
    /s/ JEFFREY P. ANTHONY                  President, Chief Executive Officer               March 22, 2000
------------------------------------          and Director (Principal Executive
     Jeffrey P. Anthony                       Officer)


    /s/ JAMES W. SHEPPERD                   Chief Financial Officer (Principal               March 22, 2000
------------------------------------          Financial Officer and Principal
       James W. Shepperd                      Accounting Officer)


    /s/ HECTOR J. ALCALDE                   Director                                         March 22, 2000
------------------------------------
       Hector J. Alcalde

    /s/ FRANK M. DEVINE                     Director                                         March 22, 2000
------------------------------------
       Frank M. Devine

    /s/ DONALD C. KLOSTERMAN                Director                                         March 22, 2000
------------------------------------
       Donald C. Klosterman

    /s/ ROBERT J. ROSENBLATT                Director                                         March 22, 2000
------------------------------------
       Robert J. Rosenblatt

    /s/ FRANCIS R. SANTANGELO               Director                                         March 22, 2000
------------------------------------
       Francis R. Santangelo

                          INDEX TO FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
Report of Independent Certified Public Accountants                                 F-1

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998          F-2

Consolidated Statements of Operations for each of the three years in the
period ended December 31, 1999                                                     F-4

Consolidated Statements of Stockholders' Equity for each of the
three years in the period ended December 31, 1999                                  F-5

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 1999                                                     F-8

Notes to Consolidated Financial Statements                                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
SAFLINK Corporation

       We have audited the accompanying consolidated balance sheets of SAFLINK Corporation (formerly The National Registry, Inc.) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAFLINK Corporation and subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP


Tampa, Florida
February 25, 2000

                               SAFLINK CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                     1999           1998
                                                                                   --------       --------
                                                                                        (IN THOUSANDS)

                                    ASSETS

Current Assets:
   Cash and cash equivalents                                                       $  5,335       $  1,736
   Accounts receivable, net of allowance for
     doubtful accounts of $13,000 and $27,000 respectively                              180            149
   Inventory                                                                             38             37
   Investments, principally in available-for-sale securities                            739             --
   Prepaid royalties                                                                    209            200
   Other                                                                                 77             97
                                                                                   --------       --------
     Total current assets                                                             6,578          2,219
   Furniture and equipment - net                                                        204            361
   Investment                                                                            --            105
                                                                                   --------       --------
                                                                                   $  6,782       $  2,685
                                                                                   ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $    296       $    189
   Accrued professional fees                                                            102            105
   Accrued other                                                                        204            117
   Deferred revenue                                                                     582            305
                                                                                   --------       --------
     Total current liabilities                                                        1,184            716

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value convertible:
     Authorized - 1,000,000 shares
     Series A - Liquidation preference $100 per share,
         100,000 shares issued and outstanding as of
         December 31, 1999 and 1998, respectively                                         1              1
      Series D - Liquidation preference $50 per share,
         100,000 and 0 shares issued and outstanding as of
         December 31, 1999 and 1998, respectively                                         1             --
   Common stock, $.01 par value:
     Authorized - 50,000,000 and 25,000,000 shares as of
         December 31, 1999 and 1998, respectively
     Issued and outstanding - 18,620,656 and 16,677,005 as of
         December 31, 1999 and 1998, respectively                                       186            167
   Additional paid-in capital                                                        54,577         47,138
   Accumulated other comprehensive income                                               201             --
   Accumulated deficit                                                              (49,368)       (45,337)
                                                                                   --------       --------
     Total stockholders' equity                                                       5,598          1,969
                                                                                   --------       --------
                                                                                   $  6,782       $  2,685
                                                                                   ========       ========

                             SEE ACCOMPANYING NOTES

                               SAFLINK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                            1999           1998           1997
                                                          --------       --------       --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Products and services revenue:
   Software                                               $    786       $  3,517       $    315
   Hardware                                                    313            355            143
   Services                                                    109            510            592
                                                          --------       --------       --------
                                                             1,208          4,382          1,050
Post contract services revenue                                  95            538            535
                                                          --------       --------       --------
     Total revenue                                           1,303          4,920          1,585

Cost of products and services revenue                          312            810            388
Cost of post contract services revenue                          47            312            356
                                                          --------       --------       --------
       Total cost of revenue                                   359          1,122            744
                                                          --------       --------       --------

       Gross profit                                            944          3,798            841

Operating expenses:
       Product development                                   1,375          1,282          2,221
       Sales and marketing                                   1,332          1,558          2,810
       Minimum royalty payments                                375            500            500
       General and administrative                            1,815          1,950          2,923
                                                          --------       --------       --------
                                                             4,897          5,290          8,454
Interest and other income                                       26            108            189
                                                          --------       --------       --------
       Net loss                                             (3,927)        (1,384)        (7,424)
Preferred stock deemed dividend                                 --             --          1,470
Preferred stock dividend and accretion                         104            278            350
                                                          --------       --------       --------
       Net loss attributable to common stockholders       $ (4,031)      $ (1,662)      $ (9,244)
                                                          ========       ========       ========


Basic and diluted loss per common share                   $  (0.23)      $  (0.23)      $  (1.57)

Weighted average number of common shares outstanding        17,541          7,216          5,875


                             SEE ACCOMPANYING NOTES.

                               SAFLINK CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 ACCUMULATED
                                                                                                     OTHER
                                                 COMMON STOCK        PREFERRED STOCK    ADDITIONAL  COMPRE-
                                              -------------------  -------------------   PAID-IN    HENSIVE  ACCUMULATED
                                               SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     INCOME    DEFICIT      TOTAL
                                              --------   --------  --------   --------   --------   --------   --------   --------
Balance at December 31, 1996                     5,734   $     57       100   $      1   $ 35,857   $     --   $(34,431)  $  1,484
  Issuance of Series C preferred
   stock at $20 per share, net of
   offering costs                                   --         --       350          4      5,723         --         --      5,727
  Issuance of common stock warrants                 --         --        --         --        660         --         --        660
  Series C preferred stock dividend at
   6%                                               --        --         --         --        350         --       (350)       --

  Series C preferred stock deemed
   dividend                                         --         --        --         --      1,470         --     (1,470)        --
  Conversion of Series C preferred
   stock                                           560          6       (90)        (1)        (5)        --         --         --
  Expense related to stock option
   plans                                            --         --        --         --         94         --         --         94
  Cancellation of compensatory
   stock options                                    --         --        --         --       (105)        --         --       (105)
  Issuance of common stock upon
   exercise of stock options at
   various prices                                   14         --        --         --         11         --         --         11
  Issuance of common stock for services             48          1        --         --        323         --         --        324
  Net loss                                          --         --        --         --         --         --     (7,424)    (7,424)
                                              --------   --------  --------   --------   --------   --------   --------   --------
Balance at December 31, 1997                     6,356         64       360          4     44,378         --    (43,675)       771

  Conversion of Series C preferred
   stock                                        10,280        103      (260)        (3)      (100)        --         --         --
  Common stock and warrants issued
   for legal settlement                             41         --        --         --        307         --        307
  Series C preferred stock dividend at
   6%                                               --        --         --         --        278         --       (278)       --
  Issuance of warrants for services                 --         --        --         --        168         --         --        168
  Issuance of stock options for
   services                                         --         --        --         --         78         --         --         78
  Expense related to stock option plans             --         --        --         --         29         --         --         29
  Capital contribution                              --         --        --         --      2,000         --         --      2,000
Net loss                                            --         --        --         --         --         --     (1,384)    (1,384)
                                              --------   --------  --------   --------   --------   --------   --------   --------
Balance at December 31, 1998                    16,677        167       100          1     47,138         --    (45,337)     1,969
Net loss                                            --         --        --         --         --         --     (3,927)    (3,927)
Comprehensive income:
   Net unrealized gains on
   securities available for
     sale                                           --         --        --         --         --        212         --        212
    Net foreign currency translation
      adjustments                                   --         --        --         --         --        (11)        --        (11)
                                              --------   --------  --------   --------   --------   --------   --------   --------
Total comprehensive income (loss)                   --         --        --         --         --        201     (3,927)    (3,726)
  Issuance of Series D preferred
   stock, net of offering costs of
   $33,000, at $50,000 per share                    --         --       100          1      4,966         --         --      4,967
  Issuance of units of common stock
   and common stock purchase
   warrants at $1.25 per unit, net
   of offering costs of $28,000                  1,682         17        --         --      2,057         --         --      2,074
  Issuance of common stock upon
   exercise of stock options at
   various prices                                  261          2        --         --        296         --         --        298
  Issuance of stock options for
   services                                         --         --        --         --         16         --         --         16
  Series D preferred stock dividend
   at 6% and accretion of fees                      --         --        --         --        104         --       (104)        --
                                              --------   --------  --------   --------   --------   --------   --------   --------
Balance at December 31, 1999                    18,620   $    186       200   $      2   $ 54,577   $    201   $(49,368)  $  5,598
                                              ========   ========  ========   ========   ========   ========   ========   ========


                             SEE ACCOMPANYING NOTES

                               SAFLINK Corporation

                      Consolidated Statements of Cash Flows

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            1999          1998          1997
                                                                          -------       -------       -------
                                                                                           (IN THOUSANDS)
CASH USED IN OPERATING ACTIVITIES
Net loss                                                                  $(3,927)      $(1,384)      $(7,424)
   Adjustments to reconcile net loss to net cash used in operating activities
   Compensation (benefit) applicable to stock option grants                    --            29           (11)
   Depreciation                                                               239           587           649
   Provision for bad debts                                                     13            27            --
   Provision for inventory obsolesence                                         18            --            --
   Issuance of common stock, stock options and warrants for services           16           246           324
   Issuance of stock and warrants for legal settlement                         --           307            --
   Loss (gain) on sale of fixed assets                                         17           (57)          (41)
   Changes in operating assets and liabilities:
    Accounts receivable                                                       (44)          274           (12)
    Inventory                                                                 (19)          325          (362)
    Prepaid expenses                                                           (9)            2           (73)
    Other assets                                                               20            12            12
    Accounts payable                                                          107          (488)          309
    Accrued expenses                                                           84          (734)          (24)
    Deferred revenue                                                         (156)          131           174
                                                                          -------       -------       -------
Net cash used in operating activities                                      (3,641)         (723)       (6,479)

CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES
Purchase of equipment                                                        (105)          (52)         (610)
Proceeds from the sale of assets                                                6           213            75
                                                                          -------       -------       -------
Net cash provided by (used) in investing activities                           (99)          161          (535)

CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from capital contribution                                             --         2,000            --
Proceeds from issuance of preferred stock                                   4,967            --         6,387
Proceeds from issuance of common stock                                      2,372            --            11
                                                                          -------       -------       -------
Net cash provided by financing activities                                   7,339         2,000         6,398
                                                                          -------       -------       -------

Net increase (decrease) in cash and cash equivalents                        3,599         1,438          (616)
Cash and cash equivalents at beginning of period                            1,736           298           914
                                                                          -------       -------       -------
Cash and cash equivalents at end of period                                $ 5,335       $ 1,736       $   298
                                                                          =======       =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION Noncash investing activities:
    Change in market value of investment available for sale               $   201       $    --       $    --
    Investment in marketable equity securities received in
       Exchange for marketing rights                                      $   433       $    --       $    --

                             SEE ACCOMPANYING NOTES.

                               SAFLINK Corporation

                   Notes to Consolidated Financial Statements

1.       THE COMPANY

         SAFLINK Corporation (formerly The National Registry, Inc.), a Delaware corporation organized on October 23,1991, and its wholly-owned subsidiary, SAFLINK International, Inc. (a Delaware corporation organized on June 25, 1998), ("SAFLINK" or the "Company"), provides a suite of Internet and enterprise security software products that utilize biometric technologies to replace passwords or other user authentication methods for accessing information over the Internet, on personal computers, or in networked computing environments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc. All intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

         During 1999, 1998 and 1997, operating revenue was derived from the sale of the Company's software and hardware products, the performance of programming and integration services, and, through the first quarter of 1999, post contract customer support (PCS) for the welfare fraud systems in the states of Connecticut and New Jersey. Effective January 1, 1998, the Company adopted American Institute of Certified Public Accountants' Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION (SOP 97-2). SOP 97-2 provides for the recognition of revenue when product is shipped and programming and integration services are performed, provided no significant obligations remain and collection of the receivable is deemed probable. Revenue for elements not delivered, including PCS revenue, is deferred and recognized as delivered or ratably over the life of the service period of the related contract. Adoption of this Statement did not have a significant impact on the Company's results of operations.

MAJOR CUSTOMERS

         Two customers accounted for approximately 46% and 18%, respectively, of the Company's 1999 revenue. Approximately 80% of the Company's 1998 revenue was from the sale of software licenses and related services to one customer. No other individual customer accounted for significant sales in 1998. Three customers accounted for approximately 21%, 18%, and 12%, respectively, of 1997 revenue.

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

MANAGEMENT OF CREDIT RISK

         The Company is subject to concentrations of credit risk from its cash investments. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. The Company's financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, accounts receivable and investment in a bank time certificate of deposit and accounts payable. The fair value of these instruments approximates their carrying value based on the current rate offered to the Company for similar instruments.

INVENTORY

         Inventory is comprised of computer hardware purchased in connection with the installation of the Company's biometric products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

INVESTMENTS

         Investments consist of a bank certificate of deposit and publicly traded equity securities. The equity securities are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income.

SOFTWARE DEVELOPMENT COSTS

         The Company expenses costs associated with the development of software as incurred until technological feasibility is established.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment is recognized. If the carrying value of the asset exceeds the expected future cash flows, an impairment exists and is measured by the excess of the carrying value over the fair value of the asset. No impairments have been recorded.

FURNITURE AND EQUIPMENT

         Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                                        YEARS
                                                                       -------

                  Computer equipment and software                      1 to 3
                  Office furniture, equipment and other                3 to 10

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense was approximately $298,000, $228,000, and $443,000 in 1999, 1998, and 1997
respectively.

INCOME TAXES

         Income taxes have been provided for using the liability method in accordance with the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

STOCK BASED COMPENSATION

         The Company accounts for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations, because the Company believes the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), requires the use of option valuation models that were not developed in valuing employees stock options. Accordingly, in cases where exercise prices equal or exceed fair market value, the Company recognizes no compensation expense for stock option grants. In cases where exercise prices are less than fair market value, compensation expense is recognized over the period of performance or the vesting period.

         The Company accounts for non-employee stock-based compensation in accordance with SFAS 123. Pro forma financial information, assuming that the Company had adopted the measurement standards of SFAS 123 for all stock-based compensation, is included in Note 6.

NET LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Common stock equivalents, relating to convertible Series A preferred stock, convertible Series C preferred stock, convertible Series D preferred stock and exercise of certain stock options and warrants were not included in this calculation due to their anti-dilutive effect.

SEGMENT REPORTING

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

COMPREHENSIVE INCOME

         The Company reports comprehensive income in accordance with the provisions of Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which requires that total comprehensive income be disclosed with equal prominence as net income. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Comprehensive income is presented in the Consolidated Statement of Stockholders' Equity.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1999 presentation.

3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consists of the following (in thousands):

                                                               DECEMBER 31,
                                                             1999        1998
                                                           -------      -------
                  Computer equipment and software          $ 1,006      $ 1,259
                  Office furniture, equipment and other        218          208
                                                           -------      -------
                                                             1,224        1,467
                  Less: accumulated depreciation            (1,020)      (1,106)
                                                           -------      -------
                                                           $   204      $   361
                                                           =======      =======

         Depreciation expense amounted to $239,000 in 1999, $587,000 in 1998 and $649,000 in 1997.

         During 1999, the Company disposed of various fixed assets that were no longer in use. The net book value of these assets at the time of disposal, of approximately $17,000, is reflected as a component of general and administrative expense in the Consolidated Statement of Operations.

4.       TECHNOLOGY LICENSES

         The Company has acquired certain rights to biometric identification and authentication software (the "Licensed Technology") under agreements with software algorithm suppliers including ITT Industries, Inc., Lernout & Hauspie Speech Products NV, Veridicom, Inc. and Visionics Corporation that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Minimum payments in the amount of $190,000 were prepaid during 1999 and are being expenses in accordance with the terms of the license agreements.

5.       INCOME TAXES

         As of December 31, 1999, the Company had net operating loss carryforwards of approximately $36.8 million for federal income tax purposes which expire at various dates through 2019. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated for financial reporting arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and beginning January 1995, are being ratably amortized to expense over a 60-month period.

         These temporary differences and net operating loss carryforwards give rise to a deferred tax asset of approximately $14.0 million and $12.4 million as of December 31, 1999 and 1998, respectively, based on a combined federal and state statutory rate of 37.7% in 1999 and 34.6% in 1998. Due to the uncertainty of achieving taxable income sufficient to realize the deferred tax asset, a valuation allowance of $14.0 million and $12.4 million was recorded as of December 31, 1999 and 1998, respectively, which fully offsets the deferred tax asset.

         The future utilization of the tax benefit carryforward items is subject to an annual limitation when a cumulative change in stock ownership of more that 50% occurs over a three year period. The Company believes that such a change has occurred, and that it is possible that taxable income and income taxes in future years, which would otherwise be offset by net operating losses and reduced by tax credits, will not be offset or reduced and, therefore, income tax liabilities will be incurred. The potential tax benefits of these carryforwards at December 31, 1999 and 1998 of approximately $13.9 million and $11.1 million, respectively, have been fully reserved in the financial statements due to the uncertainty of realization. Tax benefits will be recognized in future years and when such benefits are judged to be realizable.

         An analysis of the reasons for the variations from the expected federal corporate income tax rate of 34% and the effective rates provided is as follows:

                                                 1999        1998        1997
                                                ------      ------      ------
Tax benefit computed                             (34.0%)     (34.0%)     (34.0%)
State tax, net of federal benefit                 (3.7)       (3.6)       (3.7)
Nondeductible items (meals and entertainment)      0.1         0.5         0.1
Change in valuation allowance                     37.6        37.1        37.6
                                                ------      ------      ------
     Effective tax rate                            0.0%        0.0%        0.0%
                                                ======      ======      ======

6.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

         The Series A preferred stock is convertible at the option of the holder and will automatically be converted into 2,600,532 shares of common stock, or approximately 6% of the common stock of the Company (after giving effect to such conversion), upon the satisfaction of certain conditions.

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

         On November 9, 1999 the Company issued 100,000 shares of Series D Preferred Stock to RMS Limited Partnership ("RMS") for an aggregate purchase price of $5,000,000. The holder has the right to convert the Series D Preferred Stock into that number of shares of the Company's Common Stock realized by dividing the aggregate purchase price plus any accrued and unpaid dividends by the applicable conversion price. The initial conversion price is equal to $1.39 per share and is subject to customary anti-dilution provisions. Accordingly, at December 31, 1999, the Series D may currently be converted into 3.6 million shares of Common Stock. The Company has the right, but not the obligation, to redeem the Series D Preferred Stock for $50 per share plus accrued dividends at any time prior to conversion. All shares of the Series D Preferred Stock issued and outstanding as of November 9, 2004 will be automatically converted into shares of Common Stock at the then applicable conversion price. The Series D Preferred Stock carries a 10% per annum cumulative dividend, payable in cash if the Company is profitable, with any unpaid dividends payable in shares of Common Stock upon conversion. The shares of Series D Preferred Stock have no voting rights except as required by law and have a liquidation preference of $50 per share plus unpaid dividends.

COMMON STOCK

         The holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors from funds legally available for the payment of dividends. In the event of liquidation or dissolution of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company remaining (i) after provision for payment of liabilities, (ii) after holders of the convertible Series A preferred stock receive a liquidation preference of $100 per share or an aggregate liquidation preference of $10 million and (iii) after holders of the convertible Series D preferred stock receive a liquidation preference of $50 per share (or an aggregate liquidation preference of $5 million) plus accrued dividends.

         During 1998, the Company issued 41,667 shares of Common Stock, as well as warrants to purchase 75,000 shares of Common Stock for $3.38 per share, to International Interest Group, Inc. ("IIG") as part of the settlement of a lawsuit filed by IIG on February 13,1997.

         The Company issued units consisting of Common Stock and warrants to purchase Common Stock, for a total of 1,681,670 shares of Common Stock and 840,835 warrants, at $1.25 per share, for $2,102,000 on July 23, 1999. The warrants may be exercised, for $1.00 per share, by the holders at any time until July 23, 2001.

STOCK OPTIONS

         The Company maintains an employee stock incentive plan (the "Plan") for officers, directors and key employees under which 4,000,000 shares of Common Stock were reserved for issuance as of December 31, 1999. In addition, the Company has granted, outside of the Plan, options to purchase an aggregate of 695,000 shares of Common Stock to certain employees. Options currently granted by the Company generally have a contractual life of 10 years and vest over a three year period. Additionally, from time to time, the Company will grant stock options to non-employees in exchange for services rendered. During 1999, a total of 165,000 options were issued to contractors at an average exercise price of $1.58. Expense recorded related to these non-employee grants during 1999 was estimated using the Black-Scholes valuation model and amounted to $16,000, which represents the vested portion of such options. A total of 247,917 options were outstanding to non-employees at December 31, 1999.

         Certain options, including 1999 option grants to employees who agreed to relocate from Tampa to either Redmond, Washington or Reston, Virginia, were granted with exercise prices less than the market price of the underlying stock on grant date and the Company has recorded compensation expense for these options. Compensation related to stock options is measured as of the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity and amortized to expense over the options' vesting periods. The Company recognized $4,000, $29,000, and $94,000 as compensation expense in 1999, 1998 and 1997 respectively, relating to compensatory options/grants.

         Disclosure of pro forma information regarding net loss and loss per share is required by SFAS No. 123. If compensation expense related to employee stock options issued under the Plan had been determined based on the fair values at the grant dates consistent with the method of accounting prescribed by SFAS No 123, the Company's net loss attributable to common stockholders and loss per common share would have been as follows:

                                                                                1999          1998          1997
                                                                              -------       -------       -------
                                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
          Pro forma net loss attributable to common stockholders              $(4,385)      $(4,558)      $(9,840)
          Pro forma loss per common share                                       (0.25)        (0.63)        (1.68)

         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following weighted average assumptions: risk-free interest rates of 6.0% for 1999, 5.0% for 1998 and 6.5% for 1997; no dividends; volatility factors of the expected market price of the Company's Common Stock of 1.294 for 1999, 1.273 for 1998, and 1.063 for 1997; and a weighted-average expected life of 6.3 years for 1999, 3.0 years for 1998 and 4.5 years for 1997.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                            1999                       1998                          1997
                                   ----------------------      ----------------------      -----------------------
                                                 WEIGHTED-                   WEIGHTED-                    WEIGHTED
                                                  AVERAGE                     AVERAGE                     AVERAGE
                                    OPTIONS      EXERCISE       OPTIONS      EXERCISE       OPTIONS       EXERCISE
                                     (000)         PRICE         (000)         PRICE         (000)         PRICE
                                   --------      --------      --------      --------      --------      ---------
Outstanding - beginning of year       2,308      $   2.24           757      $   8.34           816      $    8.52
Granted                               1,560          1.63         1,993          1.82            41           7.08
Exercised                              (187)         1.18            --            --           (14)           .84
Cancelled/Expired                      (326)         4.33          (442)         8.11           (86)         10.32
                                   --------                    --------                    --------

Outstanding - end of year             3,355          1.81         2,308          2.24           757           8.34
                                   ========                    ========                    ========

Exercisable at end of year            1,943          1.88         1,348          3.12           608           8.34
                                   ========                    ========                    ========

Weighted-average fair value of
 options granted during the year                     2.44                        1.38                         7.08

         Exercise prices for options outstanding as of December 31, 1999 ranged from $0.64 to $4.68. The weighted-average remaining contractual life of those options is 8.8 years. As of December 31, 1999, approximately 751,000 shares were available for future grant under the Plan.

WARRANTS

         During 1998, the Company recognized $335,000 of expense related to the issuance of 121,875 warrants to purchase Common Stock. This expense was computed using the Black-Scholes pricing model and assumptions discussed under options above. These warrants were issued in connection with the IIG settlement (75,000 warrants) and to consultants in exchange for services (48,875 warrants).

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

CAPITAL CONTRIBUTION

         On December 17, 1998, RMS Limited Partnership ("RMS"), Francis R. Santangelo ("Santangelo") and Clearwater Fund III, L.P. ("Clearwater") entered into a stock purchase agreement pursuant to which RMS and Santangelo agreed to purchase 195,500 and 34,500 shares, respectively, of the Series C Convertible Preferred Stock (the "Series C Preferred") of the Company from Clearwater in exchange for $1.0 million cash and 1 million shares of the Common shares received upon conversion of the Series C Preferred. Upon consummation of the purchase of the Preferred Stock, RMS and Santangelo converted all of their respective shares of Series C Preferred into 8,264,138 and 1,458,377 shares, respectively, of Common Stock (representing approximately 49.6% and 8.7% of the then issued and outstanding shares of Common Stock). After the issuance of such shares of Common Stock and the delivery of the applicable shares of Common Stock to Clearwater, RMS and Santangelo were the beneficial owners of 8,080,805 and 1,308,377 shares of Common Stock, respectively, representing approximately 48.5% and 7.8%, respectively, of the then issued and outstanding shares of Common Stock. As a result of the foregoing transactions, RMS and Santangelo effectively acquired control of the Company through the ability to control the vote on most if not all matters to be determined by the stockholders of the Company, including, without limitation, the election of the directors of the Company. Also as a part of this transaction, RMS and Santangelo agreed to contribute $2.0 million to the Company to fund working capital needs without the issuance of any additional securities. The Company received these funds on December 30, 1998.

         As of December 31, 1999 RMS Limited Partnership was the holder of 8,021,305 shares (43.1%) of the Company's outstanding Common Stock and, based upon a voting agreement between RMS, J. Anthony Forstmann and Francis R. Sangangelo, had the ability to vote 10,013,015 shares (53.8%) of the Company's outstanding Common Stock. If RMS were to convert the Series D Preferred Stock into Common Stock it would hold 11,621,305 shares (52.3%), and would have the ability to vote 13,613,015 shares (61.2%), of the Company's then outstanding Common Stock.

7.       COMMITMENTS AND CONTINGENCIES

         The Company leases office space and equipment under various non-cancelable operating leases. The lease obligation related to office space is secured by a pledged bank time certificate of deposit. Future minimum payments under these lease commitments are as follows:

                                YEAR ENDING
                                DECEMBER 31,
                            ------------------------------------------------
                                                              (IN THOUSANDS)

                                    2000                          $  127
                                    2001                              93
                                    2002                              33
                                    2003                              --
                                    2004                              --
                                                                  ------
                                                                  $  253
                                                                  ======

         Rent expense was $261,000, $266,000, and $272,000 for 1999, 1998, and
1997, respectively.

8.       DEFINED CONTRIBUTION RETIREMENT PLAN

         The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 1999, 1998, or 1997.

9.       EARNINGS PER SHARE

         The following tables sets forth the computation of basic and diluted loss per common share:

                                                       1999           1998           1997
                                                     --------       --------       --------
Numerator:                                                       (IN THOUSANDS)
   Net loss                                          $ (3,927)      $ (1,384)      $ (7,424)
   Preferred Stock deemed dividend                         --             --          1,470
   Preferred Stock dividend and accretion                 104            278            350
                                                     --------       --------       --------
   Net loss attributable to common stockholders      $ (4,031)      $ (1,662)        (9,244)
                                                     ========       ========       ========

Denominator:
   Weighted average number of shares
         outstanding of Common Stock                   17,541          7,216          5,875
                                                     ========       ========       ========

   Net loss per common share                         $   (.23)      $   (.23)      $  (1.57)
                                                     ========       ========       ========

         Net loss per common share was computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.

         Common stock equivalents, relating to convertible Series A Preferred Stock, convertible Series D Preferred Stock, stock options and warrants are not included in this calculation due to their anti-dilutive effect.

10.      LITIGATION

         On May 13, 1999, Anthony Calandra (the "Plaintiff") filed suit against the Company and J. Anthony Forstmann, a director and former chairman of the Company, (collectively, the "Defendants") in the United States District Court Middle District of Florida Tampa Division (Civil Action No. 99-1135-CIV-T-25E). The amended complaint alleged that (i) the Company granted to the Plaintiff a right to purchase 150,000 shares of common stock of the Company at $.20 per share, (ii) the Company refused to honor the option, and (iii) the Company erroneously took the position that the option was to be adjusted for a one for six reverse split of the stock. This suit was dismissed with prejudice in February 2000.

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. Forstmann in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud;
(iii) recission by IIG against the Company and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The second and third causes of action have been dismissed with prejudice. The Company does not believe the remaining claims have any merit and it intends to vigorously defend itself in this lawsuit.