Form 10-Q
period 2000-03-31
SAFLINK CORP
filed 2000-05-15
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                          COMMISSION FILE NUMBER 0-2027


                               SAFLINK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                          95-4346070
      (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)


        18300 N.E. UNION HILL ROAD, SUITE 270, REDMOND, WASHINGTON 98052
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (425) 881-6766
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


         THERE WERE 19,487,141 SHARES OF SAFLINK CORPORATION'S COMMON STOCK OUTSTANDING AS OF MAY 12, 2000.


TOTAL NUMBER OF PAGES:  14                      EXHIBIT INDEX BEGINS ON PAGE 14

                               SAFLINK CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX




Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

         a.       Condensed Consolidated Balance Sheets
                  as of March 31, 2000 and December 31, 1999...................1

         b.       Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2000 and 1999...........2

         c.       Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2000 and 1999...........3

         d.       Notes to Condensed Consolidated Financial Statements.........4

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Result of Operations..........................7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................12

Signature.....................................................................13

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================
ITEM 1.  FINANCIAL STATEMENTS

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 ASSETS                                        March 31,              December 31,
                                                                                 2000                     1999
                                                                                        (In thousands)
Current assets:
   Cash and cash equivalents                                                $    4,184                   $5,335
   Accounts receivable, net                                                        337                      180
   Inventory                                                                        28                       38
   Investments                                                                     579                      739
   Prepaid expenses and other current assets                                       366                      286
                                                                          --------------------     -------------------
     Total current assets                                                        5,494                    6,578
Furniture and equipment, net                                                       286                      204
Other assets                                                                        60                        -
                                                                          --------------------     -------------------
                                                                               $ 5,840                  $ 6,782
                                                                          ====================     ===================
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                     $  634                  $  602
   Deferred revenue                                                                557                     582
                                                                          --------------------     -------------------
     Total current liabilities                                                   1,191                   1,184

Stockholders' equity:
   Series A Preferred Stock - Liquidation preference of $10,000,000
         in aggregate as of March 31, 2000 and December 31, 1999                     1                        1
   Series D Preferred Stock - Liquidation preference of $5,194,000 and
         $5,071,000 in aggregate as of March 31, 2000 and December 31,
         1999, respectively                                                          1                        1
   Common stock                                                                    195                      186
   Additional paid-in capital                                                   55,794                   54,577
   Accumulated other comprehensive income                                           41                      201
   Accumulated deficit                                                         (51,383)                 (49,368)
                                                                          --------------------     -------------------
                                                                                 4,649                    5,598
                                                                          --------------------     -------------------
                                                                               $ 5,840                  $ 6,782
                                                                          ====================     ===================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three months ended March 31,
                                                               2000                   1999
                                                         -----------------       ----------------
Products and services:
   Software                                                     $   140            $      61
   Hardware                                                         216                   15
   Services and other                                                60                    -
                                                         -----------------       ----------------
                                                                    416                   76
Post contract services                                                -                   97
                                                         -----------------       ----------------
   Total revenue                                                    416                  173

Cost of products and services sold:
   Software and services                                             20                    -
   Hardware                                                         181                   28
   Post contract services                                             -                   67
                                                         -----------------       ----------------
      Total cost of revenue                                         201                   95
                                                         -----------------       ----------------

          Gross profit                                              215                   78

Operating expenses:
   Product development                                              971                  268
   Sales and marketing                                              445                  295
   Minimum royalty payment                                            -                  125
   Relocation expense                                                88                    -
   General and administrative                                       664                  453
                                                         -----------------       ----------------
      Total operating expenses                                    2,168                1,141
                                                         -----------------       ----------------

          Loss from operations                                   (1,953)              (1,063)

Interest and other income                                            61                   10
                                                         -----------------       ----------------
          Net loss                                               (1,892)              (1,053)

Preferred stock dividend                                            123                    -
                                                         -----------------       ----------------

          Net loss attributable to common stockholders         $ (2,015)           $  (1,053)
                                                         =================       ================


Basic and diluted loss per common share                        $  (0.11)           $   (0.06)
                                                         =================       ================


Weighted average number of common shares outstanding         19,094,460           16,741,319
                                                         =================       ================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                          Three months ended March 31,
                                                                                        2000                       1999
                                                                                   ----------------          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $    (1,892)               $    (1,053)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock compensation                                                                     107                          -
     Depreciation                                                                            45                         79
     Changes in assets and liabilities:
         Accounts receivable                                                               (157)                       115
         Inventory                                                                           10                         18
         Prepaid expenses and other current assets                                          (80)                        21
         Other assets                                                                       (60)                         -
         Accounts payable and accrued liabilities                                            32                       (101)
         Deferred revenue                                                                   (25)                       (67)
                                                                                   ----------------          -----------------
               Net cash used in operating activities                                     (2,020)                      (988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment                                                       (127)                       (37)
                                                                                   ----------------          -----------------
               Net cash used in investing activities                                       (127)                       (37)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from  issuance of common stock upon exercise of employee stock options
     and investor warrants                                                                  996                        131
                                                                                   ----------------          -----------------
               Net cash provided by financing activities                                    996                        131
                                                                                   ----------------          -----------------
               Net decrease in cash and cash equivalents                                 (1,151)                      (894)
Cash and cash equivalents at beginning of period                                          5,335                      1,736
                                                                                   ----------------          -----------------
Cash and cash equivalents at end of period                                          $     4,184                $       842
                                                                                   ================          =================

NON CASH FINANCING AND INVESTING ACTIVITIES:
         Change in market value of investment                                       $       160                $         -
         Preferred stock dividend                                                           123                          -

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the "Company" or "SAFLINK"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying consolidated financial statements.

         The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on March 22, 2000.

         Certain items in the 1999 financial statements and the notes thereto have been reclassified to conform with the 2000 presentation of such items.

2.       INVESTMENTS

         At March 31, 2000, investments consist of a $100,000 bank time certificate of deposit and an investment in publicly traded equity securities of approximately $479,000. The time certificate of deposit is carried at cost and the equity securities are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses on the available-for-sale equity securities are reflected as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale equity securities are determined on a specific identification method. There were no realized gains or losses during the three months ended March 31, 2000.

         A decline in market value of the available-for-sale equity securities below cost that is deemed to be other than temporary results in the reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

         The Company has recorded deferred revenue of approximately $274,000 and $329,000 as of March 31, 2000 and December 31, 1999, respectively, in connection with the receipt of the equity securities as part of a strategic arrangement. For the three months ended March 31, 2000, the Company has recorded non-cash revenue related to this arrangement of $55,000. The Company did not record any non-cash revenue for the comparable period in 1999.

3.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2000, the Company issued 345,897 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan") and 520,585 shares of Common Stock upon exercise of investor warrants. The options had exercise prices ranging from $0.64 to $4.68 per share, which equaled fair values on the dates of grant. The warrants had an exercise price of $1.00 per share.

4.       SIGNIFICANT CUSTOMERS

         Two customers accounted for approximately 62% and 11% of the Company's revenues for the quarter ended March 31, 2000. Three customers accounted for approximately 32%, 23%, and 12% of the Company's revenues for the quarter ended March 31, 1999.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       COMPREHENSIVE LOSS

         For the quarter ended March 31, 2000, total comprehensive loss was $2,052,000, which consisted of a net loss of $1,892,000 and unrealized holding losses on investments of $160,000. For the quarter ended March 31, 1999, total comprehensive loss was $1,053,000, which equaled the net loss for the quarter.

6.       NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 3.8 million and 2.5 million common shares at March 31, 2000 and 1999, respectively, and preferred stock convertible into approximately 6.3 million and 2.6 million common shares at March 31, 2000 and 1999, respectively.

7.       SEGMENT INFORMATION

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.       LEGAL PROCEEDINGS

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud; and (iii) recission by IIG against the Company and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The second and third causes of action have been dismissed with prejudice. The Company does not believe the remaining claims have any merit and it intends to vigorously defend itself in this lawsuit.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 137 is not expected to have a material impact on the Company's consolidated financial statements.

         Statement of Position No. 98-9 amends certain paragraphs of SOP No. 97-2, Software Revenue, to require using the "residual method" of revenue recognition for multiple-element arrangements involving software bundled with one or more undelivered elements. This SOP is effective for the Company beginning January 1, 2000. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on revenue recognition issues. The SAB as amended is effective no later than the second quarter of the 2000 fiscal year. The Company has not yet determined the impact, if any, that SAB No. 101 is expected to have on the Company's consolidated financial statements.

         In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25," which is effective July 1, 2000. This interpretation provides guidance for applying provisions of APB Opinion No. 25. The Company has not yet determined the impact, if any, FIN No. 44 is expected to have on the Company's consolidated financial statements.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:
         o      control of the Company;
         o      our need for additional funds;
         o our limited operating history and substantial accumulated net losses;
         o      the SmallCap Market eligibility and maintenance requirements;
         o      the possible delisting of our Common Stock from the SmallCap
                Market;
         o      technological and market uncertainty;
         o      rapid changes in technology;
         o      competition;
         o      our dependence upon software licensors;
         o our ability to retain key employees and to attract high quality new employees;
         o shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock;
         o      there is a limited public market for our common stock;
         o the market price for our stock has been and may continue to be volatile;
         o      our dependence on significant growth in the biometrics market;
         o      our marketing partners ability to promote our products; and
         o      our failure to pay dividends.



These factors are discussed in greater detail in our Annual Report on Form 10-K filed with the SEC on March 22, 2000.

A.       RESULTS OF OPERATING ACTIVITIES

         We incurred net losses attributable to common stockholders of approximately $2.0 million and $1.1 million for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in net loss of approximately $962,000 was primarily due to an increase in operating expenses of approximately $1.0 million and an increase in preferred stock dividends of approximately $123,000, partially offset by an increase in gross profit of approximately $137,000.

REVENUE AND COST OF REVENUE

         Revenue of $416,000 for the three months ended March 31, 2000 increased approximately $243,000 (140%) from revenue of approximately $173,000 for the three months ended March 31, 1999. Revenue from sales of commercial products and services increased approximately $340,000 (447%) to approximately $416,000 for the three months ended March 31, 2000 from approximately $76,000 for the three months ended March 31, 1999. Post contract services revenue decreased by approximately $97,000 (100%) due to the Company's decision to divest itself of contracts to manage the identification and authentication aspects of the Connecticut and New Jersey welfare systems in early 1999.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The approximately $106,000 increase in cost of revenue was primarily attributable to the increase in revenue.

         The Company's gross margin percentages for the three-month periods ended March 31, 2000 and 1999 were approximately 52% and 45%, respectively. The changes from 1999 to 2000 were primarily due to a change in product mix which included the elimination of post contract services revenue and a higher level of hardware and software sales in 2000.

OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2000 increased approximately $1.0 million (90%) to approximately $2.2 million from approximately $1.1 million for the same period in 1999. This increase was primarily due to the expansion of product development, sales and marketing activities and, to a lesser degree, the relocation of the Company's headquarters to Redmond, Washington, partially offset by the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2000, as compared to the same period in 1999:


(Dollars in thousands)                    Increase             Increase
                                         (Decrease)           (Decrease)
                                      -----------------    -----------------
Product development                        $ 703                262%
Sales and marketing                          150                 51
Minimum royalty payments                    (125)              (100)
Relocation                                    88                N.M.*
General and administrative                   211                 47
                                      -----------------    -----------------
                                         $ 1,027                 90%
                                      =================    =================
*  Not meaningful

PRODUCT DEVELOPMENT - The increase in product development expenses was primarily due to the addition of new staff to enhance current products and develop new products to meet anticipated demand for our products as organizations begin to redirect their information technology expenditures from Y2K remediation efforts to enhanced Internet and network security solutions. We expect to continue to incur product development expenses as we continue to develop additional products and enhance existing products.

SALES AND MARKETING - The increase in sales and marketing expenses was primarily due to increases in employee expenses, travel, and advertising expenses as we added new staff to market our products to both commercial and governmental organizations as they begin to redirect their information technology expenditures to enhanced Internet and network security solutions. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions and we expect our sales and marketing expenses to continue to increase as we continue to expand our sales and marketing activities.

GENERAL AND ADMINISTRATIVE - The increase in general and administrative expenses was primarily due to additions to infrastructure to support our increased product development and sales and marketing activities and we expect general and administrative costs to continue to increase if sales of our products increase.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital as of March 31, 2000 were approximately $4.2 million and $4.3 million, respectively, compared to approximately $5.3 million and $5.4 million, respectively, as of December 31, 1999. The decrease in the Company's cash and working capital as of March 31, 2000 compared to December 31, 1999 was primarily due to net operating losses, partially offset by proceeds of approximately $1.0 million upon the exercise of employee stock options and investor warrants during the quarter ended March 31, 2000.

         Cash as of May 12, 2000 was approximately $3.3 million. The decrease from March 31, 2000 was primarily due to net operating losses. Absent a significant increase in sales, which itself may require a significant increase in working capital, we will require significant additional funds to continue our operations into the year 2001. The options we are reviewing to obtain additional financing include, but are not limited to, the sale and issuance of stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. In addition, we are seeking to raise additional capital to accelerate our product development and sales and marketing efforts as well as to redeem the Series D convertible preferred stock. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which could substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

DIVIDENDS

         Since its incorporation, the Company has not paid or declared dividends on the Common Stock, nor does it intend to pay or declare cash dividends on its Common Stock in the forseeable future.

YEAR 2000 EXPOSURE

         The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000, which could result in

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

miscalculations or system failures. We recognized the need to ensure that our operations would not be adversely impacted by Year 2000 software failures and therefore took appropriate action to address the potential impact of the Year 2000 problem. We have not experienced, and we do not expect to experience, any systems failures or other losses as a result of the Y2K problem and addressing potential problems did not have a material adverse impact on our business, condition (financial or otherwise), results or operations, prospects, or cash flows.

                               SAFLINK CORPORATION
                     QUANTITIVE AND QUALITATIVE DISCLOSURES

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE, INVESTMENT and FOREIGN CURRENCY RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's time certificate of deposit included in its investment portfolio. Investments in the fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. The Company also invests in equity securities of a publicly traded foreign company. This investment is included in short-term investments and is accounted for under the cost method since ownership is less than 20% and the Company does not exert significant influence over its operations. Such an investment is subject to significant fluctuations in fair market value due to the general volatility of the foreign market. As a result, financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates, foreign currency exchange rates and foreign economies or the Company may suffer losses if forced to sell securities which have declined in market value due to changes in interest rates, foreign currency exchange rates and foreign economies. At March 31, 2000, the Company owned a time certificate of deposit in the amount of $100,000 and equity securities in the amount of $479,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number
                  ------

                  27  Financial Data Schedule (Electronic filing only)

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 27, 2000 reporting a change in the Company's certifying accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SAFLINK CORPORATION


DATE: May 15, 2000                       BY:    /s/ JAMES W. SHEPPERD
                                                ----------------------------
                                                James W. Shepperd
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                  Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)