Form 10-Q
period 2000-06-30
SAFLINK CORP
filed 2000-08-15
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-20270

                               SAFLINK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                              95-4346070
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


               18650 N.E. 67TH COURT, SUITE 210, REDMOND, WA 98052
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)


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

         THERE WERE 19,510,141 SHARES OUTSTANDING OF SAFLINK CORPORATION'S COMMON STOCK AS OF AUGUST 10, 2000.

TOTAL NUMBER OF PAGES:  15                     EXHIBIT INDEX BEGINS ON PAGE 15

                               SAFLINK CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements

         a.       Condensed Consolidated Balance Sheets
                  as of June 30, 2000 and December 31, 1999..................................1

         b.       Condensed Consolidated Statements of Operations
                  for the Three and Six Month Periods Ended June 30, 2000 and 1999...........2

         c.       Condensed Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended June 30, 2000 and 1999.....................3

         d.       Notes to Condensed Consolidated Financial Statements.......................4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................7

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................11

Part II. Other Information

         Item 1.  Legal Proceedings.........................................................12

         Item 2.  Changes in Securities.....................................................12

         Item 3.  Defaults Upon Senior Securities...........................................12

         Item 4.  Submission of Matters to a Vote of Security Holders.......................12

         Item 5.  Other Information.........................................................13

         Item 6.  Exhibits and Reports on Form 8-K..........................................13

Signature...................................................................................14

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================
ITEM 1.  FINANCIAL STATEMENTS

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                JUNE 30,     DECEMBER 31,
                                  ASSETS                          2000           1999
                                                                --------     -----------
                                                                    (In thousands)
Current assets:
   Cash and cash equivalents                                    $  2,277       $  5,335
   Accounts receivable, net                                          350            180
   Inventory                                                          34             38
   Investments                                                       388            739
   Prepaid expenses and other current assets                         650            286
                                                                --------       --------
     Total current assets                                          3,699          6,578
Furniture and equipment, net                                         361            204
Other assets                                                          53           --
                                                                --------       --------
                                                                $  4,113       $  6,782
                                                                ========       ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                     $    999       $    602
   Deferred revenue                                                  602            582
                                                                --------       --------
     Total current liabilities                                     1,601          1,184

Stockholders' equity:
   Series A Preferred Stock - Liquidation preference of
         $10,000,000 in aggregate as of June 30, 2000 and
         December 31, 1999                                             1              1
   Series D Preferred Stock - Liquidation preference of
         $5,319,000 and $5,071,000 as of June 30, 2000 and
         December 31, 1999,  respectively                              1              1
   Common stock                                                      195            186
   Additional paid-in capital                                     55,985         54,577
   Deferred stock-based compensation                                 (64)           --
   Accumulated other comprehensive income (loss)                    (150)           201
   Accumulated deficit                                           (53,456)       (49,368)
                                                                --------       --------
      Total stockholders' equity                                   2,512          5,598
                                                                --------       --------
                                                                $  4,113       $  6,782
                                                                ========       ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                   (Unaudited)

                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                   ----------------------------          -----------------------------
                                                        2000             1999                 2000             1999
                                                   ------------     ------------         ------------     ------------
Revenue:
   Products and services:
      Software                                     $        329     $        338         $        469     $        372
      Hardware                                               31                6                  247               21
      Services and other                                    103               93                  163              120
                                                   ------------     ------------         ------------     ------------
                                                            463              437                  879              513
   Post contract services - government                        -                -                    -               97
                                                   ------------     ------------         ------------     ------------
      Total revenue                                         463              437                  879              610

Cost of revenue:
   Software                                                   8                7                   12                8
   Hardware                                                  20                4                  199               19
   Services and other                                        62               14                   81               27
   Post contract services - government                        -                -                    -               66
                                                   ------------     ------------         ------------     ------------
                                                             90               25                  292              120
                                                   ------------     ------------         ------------     ------------

   Gross profit                                             373              412                  587              490

Operating expenses:
   Product development                                    1,097              254                2,068              542
   Sales and marketing                                      424              331                  869              633
   Minimum royalty payment                                    -              125                    -              250
   Relocation                                               112                -                  200                -
   General and administrative                               730              453                1,394              874
                                                   ------------     ------------         ------------     ------------
       Total operating expenses                           2,363            1,163                4,531            2,299
                                                   ------------     ------------         ------------     ------------

   Loss from operations                                  (1,990)            (751)              (3,944)          (1,809)

Interest and other income (expense)                          43              (15)                 104              (10)
                                                   ------------     ------------         ------------     ------------
   Net loss                                              (1,947)            (766)              (3,840)          (1,819)

Preferred stock dividend                                    125                -                  248                -
                                                   ------------     ------------         ------------     ------------

   Net loss attributable to common stockholders    $     (2,072)    $       (766)        $     (4,088)    $     (1,819)
                                                   ============     ============         ============     ============

Basic and diluted loss per common share            $      (0.11)    $      (0.05)        $      (0.21)    $      (0.11)

Weighted average number of basic and diluted
common shares                                        19,487,141       16,785,547           19,290,800       16,763,555

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                        2000              1999
                                                                      -------          --------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(3,840)          $(1,819)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock compensation                                                   109                 -
     Depreciation                                                          87               150
     Loss on disposal of furniture and equipment                            -                25
     Changes in operating assets and liabilities:
       Accounts receivable                                               (170)              (85)
       Inventory                                                            4               (53)
       Prepaid expenses and other current assets                         (364)               37
       Other assets                                                       (53)                -
       Accounts payable and accrued liabilities                           397               213
       Deferred revenue                                                    20               (50)
                                                                      -------           -------
Net cash used in operating activities                                  (3,810)           (1,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                                   (244)              (54)
                                                                      -------           -------
Net cash used in investing activities                                    (244)              (54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from  issuance of common stock upon  exercise of employee
     stock options and investor warrants                                  996               144
Proceeds from common stock subscriptions                                    -             1,313
                                                                      -------           -------
Net cash provided by financing activities                                 996             1,457
                                                                      -------           -------

Net decrease in cash and cash equivalents                              (3,058)             (179)
Cash and cash equivalents at beginning of period                        5,335             1,736
                                                                      -------           -------
Cash and cash equivalents at end of period                            $ 2,277           $ 1,557
                                                                      =======           =======
NON CASH FINANCING AND INVESTING ACTIVITIES:
         Preferred stock dividend                                     $   248           $     -

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

2.       INVESTMENTS

         At June 30, 2000, investments consist of a $100,000 bank time certificate of deposit and an investment in publicly traded equity securities of approximately $288,000. The time certificate of deposit, which is pledged to secure a letter of credit issued in lieu of a security deposit related to the lease of the Company's headquarters facility, is carried at cost and the equity securities are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses on the available-for-sale equity securities are reflected as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale equity securities are determined on a specific identification method. There were no realized gains or losses during the six months ended June 30, 2000.

         A decline in market value of the available-for-sale equity securities below cost that is deemed to be other than temporary results in the reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Dividend income is recognized when earned.

         The Company has recorded deferred revenue of approximately $219,000 and $329,000 as of June 30, 2000 and December 31, 1999, respectively, in connection with the receipt of the equity securities as part of a strategic arrangement. For the six months ended June 30, 2000, the Company has recorded non-cash revenue related to this arrangement of $110,000. The Company did not record any non-cash revenue for the comparable period in 1999.

3.       STOCKHOLDERS' EQUITY

         During the six months ended June 30, 2000, the Company issued 345,897 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan") and 520,585 shares of Common Stock upon

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

exercise of investor warrants. The options had exercise prices ranging from $0.64 to $4.68 per share, which equaled fair values on the dates of grant. The warrants had an exercise price of $1.00 per share.

4.       SIGNIFICANT CUSTOMERS

         Two customers accounted for approximately 35% and 23% of the Company's revenues for the six months ended June 30, 2000. Two customers accounted for approximately 52% and 13% of the Company's revenues for the six months ended June 30, 1999. One customer accounted for approximately 65% of the Company's revenues for the three months ended June 30, 2000. Two customers accounted for approximately 72% and 18% of the Company's revenues for the three months ended June 30, 1999.

5.       COMPREHENSIVE LOSS

         For the six months ended June 30, 2000, total comprehensive loss was $4,191,000, which consisted of a net loss of $3,840,000 and unrealized holding losses on investments of $351,000. For the six months ended June 30, 1999, total comprehensive loss was $1,819,000, which equaled the net loss for the six months. For the three months ended June 30, 2000, total comprehensive loss was $2,138,000, which consisted of a net loss of $1,947,000 and unrealized holding losses on investments of $191,000. For the three months ended June 30, 1999, total comprehensive loss was $766,000, which equaled the net loss for the three months.

6.       NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 3.7 million and 2.5 million common shares at June 30, 2000 and 1999, respectively, and preferred stock convertible into approximately 6.4 million and 2.6 million common shares at June 30, 2000 and 1999, respectively.

7.       SEGMENT INFORMATION

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.       LEGAL PROCEEDINGS

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud; and

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(iii) rescission by IIG against the Company and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The second and third causes of action were dismissed with prejudice by the trial court during the first quarter of 2000 but were reinstated by the appellate court in August 2000. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 137 is not expected to have a material impact on the Company's consolidated financial statements.

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

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on revenue recognition issues. The SAB as amended is effective no later than the fourth quarter of the 2000 fiscal year. The Company has not yet determined the impact, if any, that SAB No. 101 is expected to have on the Company's consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25," which is effective July 1, 2000. This interpretation provides guidance for applying provisions of APB Opinion No. 25. The adoption of this interpretation is not expected to have a material impact on the Company's consolidated financial statements.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

         o   our need for additional funds;
         o   control of the Company;
         o our limited operating history and substantial accumulated net losses;
         o   the SmallCap Market eligibility and maintenance requirements;
         o   the possible delisting of our Common Stock from the SmallCap
             Market;
         o   technological and market uncertainty;
         o   rapid changes in technology;
         o   competition;
         o   our dependence upon software licensors;
         o our ability to retain key employees and to attract high quality new employees;
         o shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock;
         o   there is a limited public market for our common stock;
         o the market price for our stock has been and may continue to be volatile;
         o we are exploring an acquisition strategy with which we have no experience;
         o   our dependence on significant growth in the biometrics market;
         o   our marketing partners' ability to promote our products; and
         o   our failure to pay dividends.

These factors are discussed in greater detail in our Annual Report on Form 10-K filed with the SEC on March 22, 2000.

A.       RECENT EVENTS

         On August 2, 2000, we sent a notice of default to our Australian distributor, Triton Secure, Ltd. as a result of their failure to satisfy the payment terms of the Master Distributor Agreement between them and us. The provisions of the Master Distributor Agreement give Triton 30 days from August 2, 2000 to cure the breach. The Master Distribution Agreement currently obligates Triton to pay SAFLINK
         US $200,000 annually in non-refundable prepaid license fees.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

B.       RESULTS OF OPERATING ACTIVITIES

         We incurred net losses attributable to common stockholders of approximately $2.1 million and $4.1 million for the three and six month periods ended June 30, 2000 compared to net losses attributable to common stockholders of approximately $766,000 and $1.8 million for the comparable periods in 1999. These increases in net loss of approximately $1.3 million and $2.3 million, respectively, were primarily due to increases in operating expenses of approximately $1.2 million and $2.2 million, for the three and six month periods, respectively, coupled with increased preferred stock dividends of approximately $125,000 and $248,000, respectively.

REVENUE AND COST OF REVENUE

         Revenue of $463,000 for the three months ended June 30, 2000 increased approximately $26,000 (6%) from revenue of approximately $437,000 for the three months ended June 30, 1999 while revenue of $879,000 for the six months ended June 30, 2000 increased approximately $269,000 (44%) from revenue of $610,000 for the six months ended June 30, 1999.

         Revenue from sales of commercial products and services increased approximately $366,000 (71%) to approximately $879,000 for the six months ended June 30, 2000 from approximately $513,000 for the six months ended June 30, 1999. Post contract services revenue decreased by approximately $97,000 (100%) due to our decision to divest our contracts to manage the identification and authentication aspects of the Connecticut and New Jersey welfare systems in early 1999.

         The approximately $65,000 and $172,000 increases in cost of revenue for the three and six month periods ended June 30, 2000, respectively, when compared to the same periods in 1999 were primarily attributable to the increase in revenue.

         The Company's gross margin percentages for the three and six month periods ended June 30, 2000 were approximately 81% and 67%, respectively, compared to approximately 94% and 80% for the three and six month periods ended June 30, 1999, respectively. The changes from 1999 to 2000 were primarily due to a change in product mix which included the elimination of post contract services revenue and a higher level of hardware and software sales in 2000.

OPERATING EXPENSES

         Total operating expenses for the three months ended June 30, 2000 increased approximately $1.2 million (103%) to approximately $2.4 million from approximately $1.2 million for the same period in 1999. Total operating expenses for the six months ended June 30, 2000 increased approximately $2.2 million (97%) to approximately $4.5 million from approximately $2.3 million for the same period in 1999.

         These increases were primarily due to the expansion of product development, sales and marketing activities in preparation for releases of our new Internet products planned for the third quarter of this year and, to a lesser degree, the relocation of our headquarters to Redmond, Washington

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

during the first half of this year, partially offset by the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc.

         The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six month periods ended June 30, 2000, as compared to the same periods in 1999:

                                   THREE MONTHS                 SIX MONTHS

(Dollars in thousands)       INCREASE      INCREASE       INCREASE     INCREASE
                            (DECREASE)    (DECREASE)     (DECREASE)   (DECREASE)
                             --------     ---------      ---------     --------
Product development          $   843          332%       $ 1,526          282%
Sales and marketing               93           28            236           37
Minimum royalty payments        (125)        (100)          (250)        (100)
Relocation                       112          N.M.*          200          N.M.*
General and administrative       277           61            520           59
                             -------      -------        -------      -------
                             $ 1,200          103%       $ 2,232           97%
                             =======      =======        =======      =======
*  Not meaningful

PRODUCT DEVELOPMENT - The increase in product development expenses was primarily due to the addition of new staff to enhance current products as well as to develop new Internet products we plan to introduce during the third quarter of this year. We expect our product development expenses to continue to increase as we prepare for the expected release of our new Internet products during the third and fourth quarters of this year and as we develop other additional products and enhance existing products.

SALES AND MARKETING - The increase in sales and marketing expenses was primarily due to increases in employee expenses, travel, and advertising expenses as we added new staff to market our products to both commercial and governmental organizations as they begin to redirect their information technology expenditures to enhanced Internet and network security solutions. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions and we expect our sales and marketing expenses to continue to increase as we continue to expand our sales and marketing activities.

GENERAL AND ADMINISTRATIVE - The increase in general and administrative expenses was primarily due to additions to infrastructure to support our increased product development and sales and marketing activities and we expect general and administrative costs to continue to increase if sales of our products increase.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

C.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital as of June 30, 2000 were approximately $2.3 million and $2.1 million, respectively, compared to approximately $4.2 million and $4.3 million, respectively, as of March 31, 2000 and $5.3 million and $5.4 million, respectively, as of December 31, 1999. The decrease in the Company's cash and working capital as of June 30, 2000 compared to March 31, 2000 and December 31, 1999 was primarily due to net operating losses, partially offset by proceeds of approximately $1.0 million upon the exercise of employee stock options and investor warrants during the quarter ended March 31, 2000.

         Cash as of August 10, 2000 was approximately $1.5 million. The decrease from June 30, 2000 was primarily due to net operating losses. Absent a significant increase in sales, which itself may require a significant increase in working capital, we will require significant additional funds to continue our operations beyond September 30, 2000. The options we are reviewing to obtain additional financing include, but are not limited to, the sale and issuance of stock, the issuance of debt, the sale of certain of our assets and entering into a strategic transaction or business combination to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. In addition, we are seeking to raise additional capital to accelerate our product development and sales and marketing and we have retained the investment banking firm of H.C. Wainwright & Co., Inc. to assist us in attempting to raise such additional capital. We have had discussions with a variety of potential strategic partners and sources of capital and will continue to explore and pursue opportunities with such entities, but there can be no assurance that we will be able to obtain additional financing or enter into a strategic transaction or business combination.

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

DIVIDENDS

         Since our incorporation, we have not paid or declared dividends on our Common Stock, nor do we intend to pay or declare cash dividends on our Common Stock in the forseeable future.

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE, INVESTMENT and FOREIGN CURRENCY RISK Our exposure to market rate risk for changes in interest rates relates primarily to the time certificate of deposit included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. We also currently hold equity securities of a publicly traded foreign company. This investment is included in short-term investments and is accounted for in accordance with the provisions of SFAS No. 115. Such an investment is subject to significant fluctuations in fair market value due to the general volatility of the foreign market. As a result, our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates, foreign currency exchange rates and foreign economies or we may suffer losses if we are forced to sell securities which have declined in market value due to changes in interest rates, foreign currency exchange rates and foreign economies. At June 30, 2000, we owned a time certificate of deposit in the amount of $100,000 and equity securities with a fair market value of $288,000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages in excess of $1.0 million; (ii) fraud; and (iii) rescission by IIG against the Company and Mr. Forstmann. On the first and second causes of action, IIG has asked the court for actual contract damages, consequential damages, and attorney fees and costs incurred in the prosecution of these actions. On the second cause of action, IIG has also asked for punitive damages. On the third cause of action, IIG has asked for a judicial order of recission restoring to IIG all rights, causes, claims and remedies in the lawsuit. On all causes of action, IIG seeks all recoverable costs of suit incurred, prejudgment interest on all causes of action, and other relief the court deems just and proper. The second and third causes of action were dismissed with prejudice by the trial court during the first quarter of 2000 but were reinstated by the appellate court in August 2000. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

         On May 18, 2000, the Company issued a warrant to purchase up to 25,000 shares of its Common Stock, $.01 par value, to CarrAmerica Realty Corporation ("CarrAmerica") as partial consideration for CarrAmerica to enter into a lease agreement for the Company's new principal offices located at 18650 N.E. 67th Court, Redmond, WA 98052. The warrant was fully vested upon grant and is exercisable until May 31, 2005. The exercise price of $3.00 per share equals the closing price of the Common Stock on May 18, 2000. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. CarrAmerica was an accredited investor and sophisticated investor with access to all relevant information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's Annual Meeting of its Stockholders held on May 12, 2000 (the "Annual Meeting") the stockholders of the Company approved the following proposals:

         PROPOSAL 1.       ELECTION OF DIRECTORS

         The following persons were elected as directors of the Company at the Annual Meeting to hold office for a term of one year or until their successors have been duly elected and qualified:

                                            VOTES      VOTES          BROKER
         NAME                 VOTES FOR    AGAINST    WITHHELD       NON-VOTES
         ----                 ---------    -------    --------       ---------

Hector J. Alcalde            17,624,784       0        38,789           0

Jeffrey P. Anthony           17,623,943       0        39,630           0

Frank M. Devine              17,628,076       0        35,497           0

Donald C. Klosterman         17,624,709       0        38,864           0

Robert J. Rosenblatt         17,626,197       0        37,376           0

Francis R. Santangelo        17,623,548       0        40,025           0

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                EXHIBIT
                NUMBER
                --------

                27    Financial Data Schedule (Electronic filing only)

         (b)    None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SAFLINK CORPORATION


DATE:   August 14, 2000             BY: /s/ JAMES W. SHEPPERD
                                        ----------------------------
                                        James W. Shepperd
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT 27 - Financial Data Schedule (Electronic Filing Only)