Form 10-Q
period 2000-09-30
SAFLINK CORP
filed 2000-11-14
CIK 847555

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     There were 26,106,680 shares outstanding of SAFLINK Corporation's common stock as of November 10, 2000.

Total number of pages:  18                       Exhibit Index begins on Page 18

                              SAFLINK Corporation

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2000

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

         a. Condensed Consolidated Balance Sheets
            as  of September 30, 2000 and December 31, 1999...........................................   1

         b. Condensed Consolidated Statements of Operations
            for the Three and Nine Month Periods Ended September 30, 2000 and 1999....................   2

         c. Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2000 and 1999.....................................   3

         d. Notes to Condensed Consolidated Financial Statements......................................   4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................   8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................  13

Part II. Other Information

         Item 1.  Legal Proceedings..................................................................   14

         Item 2.  Changes in Securities..............................................................   14

         Item 3.  Defaults Upon Senior Securities....................................................   15

         Item 4.  Submission of Matters to a Vote of Security Holders................................   15

         Item 5.  Other Information..................................................................   15

         Item 6.  Exhibits and Reports on Form 8-K...................................................   15

Signature............................................................................................   17

================================================================================
                        PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                              SAFLINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     September 30,               December 31,
                                    ASSETS                                               2000                        1999
                                                                                     -------------               -------------
                                                                                                (In thousands)
Current assets:
   Cash and cash equivalents                                                         $          759              $       5,335
   Accounts receivable, net                                                                     232                        180
   Inventory                                                                                     16                         38
   Investments                                                                                  299                        739
   Prepaid expenses and other current assets                                                    537                        286
                                                                                     --------------              -------------
     Total current assets                                                                     1,843                      6,578
Furniture and equipment, net                                                                    409                        204
Other assets                                                                                    625                          -
                                                                                     --------------              -------------
                                                                                     $        2,877              $       6,782
                                                                                     ==============              =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                          $        1,429              $         602
   Deferred revenue                                                                             455                        582
                                                                                     --------------              -------------
     Total current liabilities                                                                1,884                      1,184

Stockholders' equity:
   Series A Preferred Stock - Liquidation preference of
        $10,000,000 in aggregate as of December 31, 1999                                          -                          1
   Series D Preferred Stock  - Liquidation preference of
        $5,071,000 as of December 31, 1999                                                        -                          1
   Common stock                                                                                 261                        186
   Additional paid-in capital                                                                56,419                     54,577
   Accumulated other comprehensive income (loss)                                                (65)                       201
   Accumulated deficit                                                                      (55,622)                   (49,368)
                                                                                     --------------              -------------
      Total stockholders' equity                                                                993                      5,598
                                                                                     --------------              -------------
                                                                                     $        2,877              $       6,782
                                                                                     ==============              =============

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                 Three Months Ended                       Nine months ended
                                                                     September 30,                           September 30,
                                                            --------------------------------      ------------------------------
                                                                2000                1999               2000                1999
                                                                ----                ----               ----                ----
Revenue:
   Products and services:
      Software                                              $        168        $         53      $          637    $        425
      Hardware                                                        10                 160                 257             181
      Services and other                                              99                  68                 262             188
                                                            ------------        ------------      --------------    ------------
                                                                     277                 281               1,156             794
   Post contract services - government                                 -                   -                   -              97
                                                            ------------        ------------      --------------    ------------
      Total revenue                                                  277                 281               1,156             891

Cost of revenue:
   Software                                                           47                   3                  59              11
   Hardware                                                            8                 141                 207             160
   Services and other                                                 24                   7                 105              34
   Post contract services - government                                 -                   -                   -              66
                                                            ------------        ------------      --------------    ------------
                                                                      79                 151                 371             271
                                                            ------------        ------------      --------------    ------------

   Gross profit                                                      198                 130                 785             620

Operating expenses:
   Product development                                             1,125                 307               3,193             849
   Sales and marketing                                               355                 338               1,224             970
   Minimum royalty payment                                             -                 125                   -             375
   Relocation                                                         16                   -                 216               -
   General and administrative                                        738                 432               2,132           1,306
                                                            ------------        ------------      --------------    ------------
       Total operating expenses                                    2,234               1,202               6,765           3,500
                                                            ------------        ------------      --------------    ------------

   Loss from operations                                           (2,036)             (1,072)             (5,980)         (2,880)

Interest and other income (expense)                                  (30)                 15                  74               5
                                                            ------------        ------------      --------------    ------------
   Net loss                                                       (2,066)             (1,057)             (5,906)         (2,875)

Preferred stock dividend                                             100                   -                 348               -
                                                            ------------        ------------      --------------    ------------

   Net loss attributable to common stockholders             $     (2,166)       $     (1,057)     $       (6,254)   $     (2,875)
                                                            ============        ============      ==============    ============


Basic and diluted loss per common share                     $      (0.10)       $     (0.06)      $        (0.32)   $      (0.17)

Weighted average number of basic and diluted
common shares                                                 20,759,175         18,068,937           19,783,831      17,203,466

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Nine months ended September 30,
                                                                                          2000                       1999
                                                                                        ---------                  ---------
                                                                                                    (In thousands)
Cash flows from operating activities:
Net loss                                                                                $  (5,906)                 $  (2,875)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock compensation                                                                       259                          -
     Depreciation                                                                             136                        193
     Loss on sale of investments                                                               42                          -
     Loss on disposal of furniture and equipment                                                -                         15
     Changes in operating assets and liabilities:
       Accounts receivable                                                                    (52)                       (75)
       Inventory                                                                               22                        (57)
       Prepaid expenses and other current assets                                             (251)                        12
       Other assets                                                                          (346)                      (561)
       Accounts payable and accrued liabilities                                               827                        167
       Deferred revenue                                                                      (127)                       489
                                                                                        ---------                  ---------
Net cash used in operating activities                                                      (5,396)                    (2,692)

Cash flows from investing activities:
Proceeds from sale of investments                                                             132
Purchases of equipment                                                                       (341)                       (62)
                                                                                        ---------                  ---------
Net cash used in investing activities                                                        (209)                       (62)

Cash flows from financing activities:
Proceeds from  issuance of common stock upon  exercise of
    employee stock options and investor warrants                                            1,029                          -
Proceeds from common stock subscriptions                                                        -                      2,256
                                                                                        ---------                  ---------
Net cash provided by financing activities                                                   1,029                      2,256
                                                                                        ---------                  ---------

Net decrease in cash and cash equivalents                                                  (4,576)                      (498)
Cash and cash equivalents at beginning of period                                            5,335                      1,736
                                                                                        ---------                  ---------
Cash and cash equivalents at end of period                                              $     759                  $   1,238
                                                                                        =========                  =========

Non cash financing and investing activities:
         Preferred stock dividend                                                       $     348                  $       -
         Stock issued for services to be rendered                                             105                          -
         Conversion of Series A and Series D Preferred Stock to
            Common Stock                                                                       65                          -
         Warrants issued for product received                                                 174                          -

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

         The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission (the "SEC") on March 22, 2000.

         Certain items in the 1999 financial statements and the notes thereto have been reclassified to conform with the 2000 presentation of such items.

2.       Investments

         At September 30, 2000, investments consist of a $101,000 bank time certificate of deposit and an investment in publicly traded equity securities of approximately $198,000. The time certificate of deposit, which is pledged to secure a letter of credit issued in lieu of a security deposit related to the lease of the Company's headquarters facility, is carried at cost and the equity securities are classified as available-for-sale and are recorded at fair value. Unrealized gains and losses on the available-for-sale equity securities are reflected as a component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale equity securities are determined on a specific identification method. The Company recognized realized losses of $42,000 during the nine months ended September 30, 2000. No realized gains or losses were recognized during the remaining periods presented. Dividend income is recognized when earned.

         A decline in market value of the available-for-sale equity securities below cost that is deemed to be other than temporary results in the reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

         The Company has recorded deferred revenue of approximately $164,000 and $328,000 as of September 30, 2000 and December 31, 1999, respectively, in connection with the receipt of the equity securities as part of a strategic arrangement. For the three months ended September 30, 2000 and 1999, the Company recorded non-cash revenue related to this arrangement of $55,000. For the nine months ended September 30, 2000 and 1999, the Company recorded non-cash revenue related to this arrangement of $164,000 and $55,000, respectively.

3.       Stockholders' Equity

         During the nine months ended September 30, 2000, the Company issued 368,897 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan (the "Plan") and 520,585 shares of Common Stock upon

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

exercise of investor warrants. The options had exercise prices ranging from $0.64 to $4.68 per share, which equaled fair value on the dates of grant. The warrants had exercise prices ranging from $0.63 to $3.38 per share, which equaled fair value on the date of issuance.

         During the nine months ended September 30, 2000, the Company issued warrants to purchase up to 350,000 shares of its Common Stock to two vendors as partial consideration for services to be rendered to the Company by such vendors. One warrant to purchase up to 250,000 shares will vest at the rate of approximately 98 shares per hour of service performed by the vendor and is exercisable until July 31, 2005 at an exercise price of $2.19 per share, which equals the closing price of the Common Stock on date of issuance. The other warrant to purchase up to 100,000 shares was fully vested upon grant and is exercisable until September 18, 2005 at an exercise price of $2.00 per share which equals the closing price of the Common Stock on the date of issuance. The value of the warrants, as determined using a Black-Scholes pricing model is being capitalized under FAS No. 86 or recognized as compensation expense over the underlying awards' service period. The Company capitalized $174,000 and recognized expense of approximately $147,000 related to these warrants in 2000.

         On September 11, 2000, 100,000 shares of the Company's Series D Convertible Preferred Stock were converted into 3,906,007 shares of the Company's Common Stock pursuant to a notice of conversion submitted to the Company by RMS Limited Partnership as the holder of the Series D Convertible Preferred Stock.

         On September 15, 2000, 100,000 shares of the Company's Series A Convertible Preferred Stock were converted into 2,600,532 shares of the Company's Common Stock pursuant to a notice of conversion submitted to the Company by Home Shopping Network, Inc. as the holder of the Series A Convertible Preferred Stock.

         On September 29, 2000, the Company issued 60,000 shares of its Common Stock to H.C. Wainwright & Co., Inc. ("HCW") and certain of its affiliates as partial consideration for services performed by HCW in relation to obtaining additional financing and the proposed acquisition of Jotter Technologies Inc. The value of the consideration is being deferred until consummation of the acquisition and financing.

4.       Significant Customers

         Two customers accounted for approximately 44% and 26% of the Company's revenues for the nine months ended September 30, 2000. Two customers accounted for approximately 42% and 21% of the Company's revenues for the nine months ended September 30, 1999. Three customers accounted for approximately 73%, 13% and 10% of the Company's revenues for the three months ended September 30, 2000. Two customers accounted for approximately 67% and 21% of the Company's revenues for the three months ended September 30, 1999.

5.       Comprehensive Loss

         For the nine months ended September 30, 2000, total comprehensive loss was $6,346,000, which consisted of a net loss of $6,080,000 and unrealized holding losses on investments of $266,000. For the nine months ended September 30, 1999, total comprehensive loss was $2,879,000, which consisted of a net loss of $2,875,000 and unrealized holding losses on investments of $4,000.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         For the three months ended September 30, 2000, total comprehensive loss was $2,155,000, which consisted of a net loss of $2,240,000 and unrealized holding gains on investments of $85,000. For the three months ended September 30, 1999, total comprehensive loss was $1,061,000, which consisted of a net loss of $1,057,000 and unrealized holding losses on investments of $4,000.

6.       Net Loss Per Share

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and, in 1999 and through September 2000, convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares and the convertible preferred stock, until conversion, were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 3.8 million and 4.3 million common shares at September 30, 2000 and 1999, respectively, and preferred stock convertible into approximately 2.6 million common shares at September 30, 1999, respectively.

7.       Segment Information

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.       Legal Proceedings

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action which are described in our Annual Report on Form 10-K which was filed with the SEC on March 22, 2000. The second and third causes of action were dismissed with prejudice by the trial court during the first quarter of 2000 but were reinstated by the appellate court in August 2000. On November 7, 2000, IIG filed a third amended complaint adding two additional alleged causes of action-negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual damages, consequential damages, attorney fees and costs, and punitive damages with respect to these alleged causes of action. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

9.       Recently Issued Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) in June 1998. This statement, as amended, establishes accounting and reporting standards for derivative instruments, including certain

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

         Statement of Position No. 98-9 amends certain paragraphs of SOP No. 97-2, Software Revenue Recognition, to require using the "residual method" of revenue recognition for multiple-element arrangements involving software bundled with one or more undelivered elements. This SOP is effective for the Company beginning January 1, 2000. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No. 101") "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on revenue recognition issues. The SAB, as amended, is effective no later than the fourth quarter of the 2000 fiscal year. The adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an interpretation of APB Opinion No. 25," which was effective July 1, 2000. This interpretation provides guidance for applying provisions of APB Opinion No. 25. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

         .   our need for additional funds to continue operations;
         .   control of the Company;
         .   our limited operating history and substantial accumulated net losses;
         .   the SmallCap Market eligibility and maintenance requirements;
         .   the possible delisting of our Common Stock from the SmallCap
             Market;
         .   technological and market uncertainty;
         .   rapid changes in technology;
         .   competition;
         .   our dependence upon software licensors;
         .   our ability to retain key employees and to attract high quality new employees;
         .   shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock;
         .   there is a limited public market for our common stock;
         .   the market price for our stock has been and may continue to be volatile;
         .   we are exploring an acquisition strategy with which we have no experience;
         .   our dependence on significant growth in the biometrics market which is a developing market;
         .   our marketing partners' ability to promote our products; and
         .   our failure to pay dividends.

These factors are discussed in greater detail in our Annual Report on Form 10-K filed with the SEC on March 22, 2000.

A.       Recent Events

         On August 2, 2000, we sent a notice of default to our Australian distributor, Triton Secure, Ltd. as a result of their failure to satisfy the payment terms of the Master Distributor Agreement between them and us. Triton cured the breach on September 1, 2000. The Master Distributor Agreement has been amended to eliminate Triton's obligation to pay SAFLINK quarterly minimum prepaid license fees of US$50,000 through the expiration of the term of the agreement on June 30, 2001.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         On September 20, 2000 the Company agreed to acquire Jotter Technologies Inc., a Delaware corporation, in exchange for shares of SAFLINK Common Stock to be issued to the shareholders of Jotter pursuant to an Agreement and Plan of Reorganization and Merger ("Merger Agreement") entered into by and among the Company, Jotter, and certain shareholders of Jotter ( the "Merger"). On November __, 2000 the parties to the Merger Agreement entered into an amendment to the Merger Agreement to revise the amount of Jotter liabilities that SAFLINK will assume upon consummation of the Merger from up to $100,000 to up to $2,100,000 and to revise the number of shares of SAFLINK Common Stock that will be issued to shareholders of Jotter from 10,600,000 to 7,800,000.

         On November 13, 2000 the Company received approximately $2.4 million upon the issuance of $2.5 million of unsecured notes to a group of investors, including the Company's largest stockholder, RMS Limited Partnership, and two of the Company's officers. The notes carry an annual interest rate of 12% and will mature in May 2001. Holders of the notes will be entitled to participate in any financing undertaken by SAFLINK prior to the maturity date of the notes by electing to receive in lieu of repayment of the note securities of the same class and on the same terms as issued in such financing. The Company also agreed to issue warrants allowing the note holders to purchase one share of SAFLINK common stock for each $4.00 invested. RMS and the Company officers participating in the financing elected not to accept the warrants; the Company therefore only issued warrants for the purchase of 362,500 shares of SAFLINK common stock for $1.50 per share at any time until November 2005.

B.       Results of Operating Activities

         We incurred net losses attributable to common stockholders of approximately $2.2 million and $6.3 million for the three and nine-month periods ended September 30, 2000 compared to net losses attributable to common stockholders of approximately $1.1 million and $2.9 million for the comparable periods in 1999. These increases in net loss of approximately $1.1 million and $3.4 million, respectively, were primarily due to increases in operating expenses of approximately $1.0 million and $3.3 million coupled with increased preferred stock dividends of approximately $100,000 and $348,000 for the three and nine month periods, respectively.

Revenue and Cost of Revenue

         Revenue of $277,000 for the three months ended September 30, 2000 decreased approximately $4,000 (1%) from revenue of approximately $281,000 for the three months ended September 30, 1999 while revenue of $1.2 million for the nine months ended September 30, 2000 increased approximately $265,000 (30%) from revenue of $891,000 for the nine months ended September 30, 1999.

         Revenue from sales of commercial products and services increased approximately $362,000 (46%) to approximately $1.2 million for the nine months ended September 30, 2000 from approximately $794,000 for the nine months ended September 30, 1999. Post contract services revenue decreased by approximately $97,000 (100%) due to our decision to divest our contracts to manage the identification and authentication aspects of the Connecticut and New Jersey welfare systems in early 1999.

         The approximately $72,000 decrease in cost of revenue for the three months ended September 30, 2000 when compared to the same period in 1999 was primarily due to a significant shift in the mix of revenues from hardware sales to software sales. The $100,000 increase in cost of revenue for the nine months ended September 30, 2000 when compared to the same period in 1999 was primarily attributable to the increase in revenue.

     The Company's gross margin percentages for the three and nine month periods ended September 30, 2000 were approximately 71% and 68%, respectively, compared to approximately 46% and 70% for the three and nine month periods ended September 30, 1999, respectively. The changes from 1999 to 2000 were primarily due to a change in product mix which included the elimination of post contract services revenue and a higher level of software sales in 2000.

Operating Expenses

     Total operating expenses for the three months ended September 30, 2000 increased approximately $1.0 million (100%) to approximately $2.2 million from approximately $1.2 million for the same period in 1999. Total operating expenses for the nine months ended September 30, 2000 increased approximately $3.3 million (98%) to approximately $6.8 million from approximately $3.5 million for the same period in 1999.

     These increases were primarily due to the expansion of product development, sales and marketing activities in preparation for releases of our new Internet products and, to a lesser degree, the relocation of our headquarters to Redmond, Washington during the first half of this year, partially offset by the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. as of October 1, 1999.

     The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine-month periods ended September 30, 2000, as compared to the same periods in 1999:

                                                           Three Months                             Nine Months
(Dollars in thousands)                            Increase             Increase             Increase             Increase
                                                 (Decrease)           (Decrease)           (Decrease)           (Decrease)
                                              -----------------    -----------------     ----------------      ------------
Product development                               $  818                 266%                 $2,344               276%
Sales and marketing                                   17                   5                     254                26
Minimum royalty payments                            (125)               (100)                   (375)             (100)
Relocation                                            16                 N.M.*                   216               N.M.*
General and administrative                           306                  71                     826                63
                                              -----------------    -----------------     ----------------      ------------
                                                  $1,032                  86%                 $3,265                93%
                                              =================    =================     ================      ============

*  Not meaningful

Product Development - The increases in product development expenses were primarily due to the addition of new staff to enhance current products as well as to develop new Internet products we plan to introduce later this year or early next year. We expect our product development expenses to continue to increase as we prepare for the expected release of our new Internet products and as we develop other new products and enhance existing products.

Sales and Marketing - The increases in sales and marketing expenses were primarily due to increases in employee expenses, travel, and advertising expenses as we added new staff to market our products to both commercial and governmental organizations as they begin to redirect their information technology expenditures to enhanced Internet and network security solutions. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions and we expect our sales and marketing expenses to increase even more as we continue to expand our sales and marketing activities.

General and Administrative - The increases in general and administrative expenses were centered in personnel, occupancy and professional services primarily due to additions to infrastructure to support our increased product development and sales and marketing activities. We expect general and administrative costs to continue to increase if sales of our products increase. In addition, we expect general and administrative expenses, particularly personnel and occupancy, to increase even more upon consummation of the proposed acquisition of Jotter Technologies Inc.

C.   Liquidity and Capital Resources

Working Capital

     Cash and working capital (deficit) as of September 30, 2000 were approximately $759,000 and $(41,000), respectively, compared to approximately $5.3 million and $5.4 million, respectively, as of December 31, 1999. The decrease in the Company's cash and working capital as of September 30, 2000 compared to December 31, 1999 was primarily due to net operating losses, partially offset by proceeds of approximately $1.0 million upon the exercise of employee stock options and investor warrants, and proceeds of approximately $132,000 from the sale of 1.6 million shares of Triton common stock.

     Cash as of November 13, 2000 was approximately $2.6 million. The increase from September 30, 2000 was primarily due to the receipt of net proceeds of approximately $2.4 million from a six month bridge loan coupled with proceeds of approximately $222,000 from the sale of 2.4 million shares of Triton common stock, partially offset by net operating losses. Absent a significant increase in sales, which itself may require a significant increase in working capital, we will require significant additional funds to continue our operations into 2001. The options we are reviewing to obtain additional financing include, but are not limited to, the sale and issuance of stock, the issuance of debt and the sale of certain of our assets. In addition, we have entered into the Merger Agreement to acquire Jotter in an effort to augment our product development efforts and to assist in our efforts to better position the company to obtain the needed funding. In the event we are able to complete the acquisition of Jotter, our working capital requirements will increase to accommodate Jotter's capital requirements. In addition, we have agreed to use our best efforts to raise sufficient working capital to fund Jotter's operating requirements through the effective time of the merger. Jotter recognized a net loss of $2.8 million for the year ended December 31, 1999 and a net loss of $2.7 million for the six months ended June 30, 2000.

     In light of our capital requirements and those of Jotter, we are seeking to raise additional capital which will be used in part to accelerate our product development and sales and activities. We have had discussions with a variety of potential strategic partners and sources of capital and will continue to explore and pursue opportunities with such entities, but there can be no assurance that we will be able to obtain additional financing or enter into a strategic transaction or business combination.

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

         Due in part to these factors, Our future investment income may fall short of expectations due to changes in interest rates, foreign currency exchange rates and foreign economies or we may suffer losses if we are forced to sell securities which have declined in market value due to changes in interest rates, foreign currency exchange rates and foreign economies. At September 30, 2000, we owned a time certificate of deposit in the amount of $101,000 and equity securities with a fair market value of $198,000.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the alleged failure of the Company to perform under the terms of a settlement agreement relating to another lawsuit filed by IIG. The complaint alleges three causes of action which are described in our Annual Report on Form 10-K which was filed with the SEC on March 22, 2000. The second and third causes of action were dismissed with prejudice by the trial court during the first quarter of 2000 but were reinstated by the appellate court in August 2000. On November 7, 2000, IIG filed a third amended complaint adding two additional alleged causes of action - negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual damages, consequential damages, attorney fees and costs, and punitive damages with respect to these alleged causes of action. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

Item 2.  Changes in Securities

         On September 6, 2000, the Company issued a warrant to purchase up to 250,000 shares of its Common Stock, $.01 par value, to Solthree Software Corporation ("Solthree") as partial consideration for services to be rendered to the Company by Solthree pursuant to a Software Development Agreement entered into by the Company and Solthree effective July 25, 2000. The warrant will vest at the rate of approximately 98 shares per hour of service performed by Solthree and is exercisable until July 31, 2005. The exercise price of $2.19 per share equals the closing price of the Common Stock on September 6, 2000. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. Solthree was a sophisticated investor with access to all relevant information.

         On September 11, 2000, 100,000 shares of the Company's Series D Convertible Preferred Stock were converted into 3,906,007 shares of the Company's common stock pursuant to a notice of conversion submitted to the Company by RMS Limited Partnership as the holder of the Series D Convertible Preferred Stock. The issuance was made pursuant to an exemption by reason of
Section 3a9 of the Securities Act of 1933, as amended, which applies to an exchange of securities between an issuer and an existing shareholder.

         On September 15, 2000, 100,000 shares of the Company's Series A Convertible Preferred Stock was converted into 2,600,532 shares of the Company's common stock pursuant to a notice of conversion submitted to the Company by Home Shopping Network, Inc. as the holder of the Series A Convertible Preferred Stock. The issuance was made pursuant to an exemption by reason of Section 3a9 of the Securities Act of 1933, as amended, which applies to an exchange of securities between an issuer and an existing shareholder.

         On September 18, 2000, the Company issued a warrant to purchase up to 100,000 shares of its Common Stock, $.01 par value, to Anovea, Inc. ("Anovea") as partial consideration for the license of Anovea's biometric verification algorithms to the Company pursuant to a Development and Distribution Agreement entered into by the Company and Anovea effective

September 18, 2000. The warrant was fully vested upon grant and is exercisable until September 18, 2005. The exercise price of $2.00 per share equals the closing price of the Common Stock on September 18, 2000. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. Anovea had an existing business relationship with the Company prior to the grant of the warrant.

          On September 29, 2000, the Company issued 60,000 shares of its Common Stock, $.01 par value, to H.C. Wainwright & Co., Inc. ("HCW") and certain of its affiliates in consideration of its agreement to provide services to the company including(i) acting as a financial advisor and exclusive placement agent to arrange financing for the Company pursuant to an engagement letter dated August 15, 2000, and (ii) rendering an opinion as to the fairness, from a financial point of view, of the consideration to be paid by the Company for the acquisition of Jotter Technologies Inc. pursuant to an engagement letter dated August 28, 2000. The issuance was made pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. HCW was a sophisticated investor with access to all relevant information.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item      6.  Exhibits and Reports on Form 8-K

          (a)     Exhibit


                  Exhibit
                  Number
                  ------

                  10.1 Agreement and Plan of Reorganization and Merger, dated September 20, 2000, by and among SAFLINK Corporation, Jotter Technologies, and certain shareholders of Jotter (Incorporated by reference to Form 8-K filed on September 26, 2000)

                  10.2 Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated November 10, 2000, by and among SAFLINK Corporation, Jotter Technologies, and certain shareholders of Jotter

                  10.3 Voting Agreement between SAFLINK Corporation and RMS Limited Partnership, dated as of September 7, 2000

                  10.4 Voting Agreement between SAFLINK Corporation and Home Shopping Network, Inc., dated as of September 15, 2000

                  10.5 Voting Agreement between SAFLINK Corporation and certain Jotter shareholders (Glenn Argenbright, Robert Smibert, Jodie Tessier, Kenneth Wilton, Judy Wilton, Virgin Technologies, Inc., K&J Wilton Limited Partnership, KJWILTON, INC., and Ken and Judy Wilton JT ROS), dated as of September 20, 2000

                  10.6 Facilities lease agreement, dated May 18, 2000, between SAFLINK Corporation, as tenant, and Carr Redmond Corporation, as Landlord

                    27      Financial Data Schedule (Electronic filing only)

             (b)    Reports on Form 8-K:

                    (i) The Company filed a Current Report on Form 8-K on September 26, 2000 reporting that it had agreed to acquire Jotter Technologies Inc. in exchange for shares of SAFLINK Common Stock to be issued to the shareholders of Jotter.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SAFLINK CORPORATION


DATE:    November 14, 2000                BY: /s/ JAMES W. SHEPPERD
                                              ----------------------------
                                              James W. Shepperd
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBIT INDEX




10.1 Agreement and Plan of Reorganization and Merger, dated September 20, 2000, by and among SAFLINK Corporation, Jotter Technologies, and certain shareholders of Jotter (Incorporated by reference to Form 8-K filed on September 26, 2000)

10.2 Amendment No. 1 to Agreement and Plan of Reorganization and Merger, dated November 10, 2000, by and among SAFLINK Corporation, Jotter Technologies, and certain shareholders of Jotter

10.3 Voting Agreement between SAFLINK Corporation and RMS Limited Partnership, dated as of September 7, 2000

10.4 Voting Agreement between SAFLINK Corporation and Home Shopping Network, Inc., dated as of September 15, 2000

10.5 Voting Agreement between SAFLINK Corporation and certain Jotter shareholders (Glenn Argenbright, Robert Smibert, Jodie Tessier, Kenneth Wilton, Judy Wilton, Virgin Technologies, Inc., K&J Wilton Limited Partnership, KJWILTON, INC., and Ken and Judy Wilton JT ROS), dated as of September 20, 2000

10.6 Facilities lease agreement, dated May 18, 2000, between SAFLINK Corporation, as tenant, and Carr Redmond Corporation, as Landlord

27    Financial Data Schedule (Electronic Filing Only)