Form 10-K405
period 2000-12-31
SAFLINK CORP
filed 2001-04-17
CIK 847555

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

                 For the fiscal year ended December 31, 2000 or

              [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  __________ to __________

                         Commission file number 0-2027

                              SAFLINK CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                           95-4346070
              --------                           ----------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)

                       18650 N.E. 67th Court, Suite 210

              Redmond, Washington                     98052
      (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (425) 881-6766

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on April 6, 2001, was $7,985,238. There were 32,216,695 shares of Common Stock outstanding as of April 6, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of SAFLINK's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than April 30, 2001, are incorporated by reference into Part III hereof.

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

     The risks, uncertainties and other factors that might cause such differences are discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein. Such risks and uncertainties include, but are not limited to, the uncertainty of our ability to obtain the significant additional funding we need to continue operations beyond the near term. We are presently attempting to raise $10.0 million through a private placement of Series E convertible preferred stock and warrants to purchase common stock. While we have received expressions of interest from certain accredited investors, including the receipt of a signed non-binding term sheet for $3 million from a lead investor, there is no assurance that we will be able to obtain the $10 million minimum amount (which may include conversion of bridge notes) required to consummate this transaction. If the transaction is not completed, we expect that it will be necessary to cease operations.

                                     PART I

Item 1.  BUSINESS

General

     SAFLINK Corporation provides cost-effective software that may be combined with a variety of biometric hardware products to verify the identity of a user accessing a computer network or the Internet. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers, known as PINs, in order to safeguard and simplify access to electronic systems. Biometric technologies identify and authenticate an individual by using a digital representation of a specific biological characteristic, such as a fingerprint or voice, captured by a biometric capture device, transforming this digital representation into a unique identifier, and then matching that identifier against one previously captured. Because this process relies on largely unalterable human characteristics, positive identification can be achieved independent of any information possessed by the individual seeking authorization.

     The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

     .  something known such as a password, PIN, or mother's maiden name;
        ---------------

     .  something carried such as a token, card, or key; or
        -----------------

     .  something physical such as fingerprint, iris or voice pattern, signature
        ------------------
        motion, facial shape or other biological or behavioral characteristic.

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

     Our SAF brand is being positioned and promoted with selected biometric technologies currently available in the marketplace including those from AuthenTec, Inc., SecuGen Corporation, Veridicom, Inc., and Identix, Inc. for fingerprint imaging; Anovea, Inc., Lernout & Hauspie Speech Products NV and ITT Industries, Inc. for speaker verification; Visionics Corporation for facial recognition; and Iridian Technologies, Inc. for iris recognition. We have tested and determined that additional biometric technologies are operational with our software products and we intend to continue to qualify and negotiate license arrangements with other leading biometric technology suppliers in the industry.

Recent Developments

 . In December 2000, we purchased the intellectual property and fixed assets of Jotter Technologies Inc. after terminating a merger agreement previously entered into between us, Jotter and certain stockholders of Jotter. As consideration for the sale of the assets, Jotter received 5.1 million shares of SAFLINK common stock, $.01 par value, and a two-year, 7%, unsecured promissory note for $1.7 million. As required under the asset purchase agreement, we have registered the shares issued to Jotter. Under the asset purchase agreement, in the event Jotter does not satisfy certain Canadian tax obligations, we will be entitled to pay the tax and reduce the purchase price or rescind the transaction. In addition, the common stock issued to Jotter is held in escrow on behalf of Jotter and will be released in monthly distributions beginning ninety days after the closing of the transaction, provided that no shares will be released to Jotter until we have notified the escrow agent that certain Canadian tax obligations have been met. We did not assume any material liabilities of Jotter and we hired substantially all of Jotter's technical and marketing personnel.

 . In January 2001, we announced the release of a new SAF Module that extends the security functionality of Computer Associates' eTrust Single Sign-On
   (SSO) product. This new module provides support for biometric technologies including fingerprint, voice, face, and iris recognition. Computer Associates subsequently announced that it is using the eTrust SSO product, including SAFLINK's eTrust Module, as a solution to help healthcare organizations comply with the new data protection regulations under the U.S. Health Insurance Portability and Accountability Act of 1996.

 . In February 2001, we announced the availability of our JotterSAF 1.0 Preview, a pre-release version of our biometrically enabled e-wallet and privacy software. JotterSAF uses state-of-the-art voice recognition technology to restrict access to credit card numbers, mailing and billing addresses, user ID/passwords, phone numbers and other sensitive financial and personally identifiable information that is frequently required for electronic commerce transactions.

 .  In March 2001, we announced that St. Vincent Hospitals and Health Care
   Center, Inc., an Indiana-based healthcare provider with a network of eight hospitals and a number of health services locations, has ordered SAFLINK's recently announced SAF Module for Computer Associates' eTrust Single Sign-On product to secure its enterprise network of 5,000 users. St. Vincent has stated that the initial implementation of the biometric solution will focus on access to electronic systems containing patient information and that, over time, it expects to expand the solution to all areas of electronic information access.

 . In April 2001, we announced that during March 2001, we received $413,750 in bridge financing from seven accredited investors including two of our directors, on substantially similar terms to those of the $2.5 million bridge financing completed in November 2000. We issued unsecured notes, which bear interest at 12% per annum and mature in May 2001. Holders of the notes will be entitled to participate in any financing that we undertake prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note, securities of the same class and on the same terms as issued in that financing. We also agreed to issue warrants allowing the note holders to purchase one share of our common stock for each $4.00 invested. The two directors elected not to accept the warrants; therefore we only issued warrants for the purchase of 79,688 shares of common stock exercisable for $1.50 per share at any time until March 2006. As an additional incentive to investors that had advanced more than $100,000 in the November 2000 bridge financing, we offered to reduce the exercise price of the warrants issued in the November 2000 financing from $1.50 to $0.50 per share if the investor agreed to exercise such warrant and advance additional bridge funds equal to $0.50 for every warrant share exercised before March 22, 2001. Warrants for 37,500 shares were exercised before the deadline.

 . In April 2001, we announced that Jotter Technologies Inc. has agreed to convert the remaining balance ($1.64 million) of the $1.7 million note issued to it as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, plus accrued interest of $33,635, into shares of SAFLINK common stock at $1.00 per share. Upon conversion of the debt, Jotter will own 6,770,115 shares of SAFLINK common stock, representing approximately 20.6% of SAFLINK's issued and outstanding shares of common stock. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.


 . In April 2001, we announced that we had delivered to a major U.S. financial institution the beta release of the SAF Module for Novell NMAS 2.1, our first new product to be based on a new architecture that leverages industry standards and widely adopted enterprise technologies, such as Directory Services, Public Key Encryption, and ActiveX Data Objects to facilitate integration of biometrics into an enterprise's existing network and security infrastructure.

 . We are attempting to raise $10.0 million through the private placement of Series E convertible preferred stock and warrants to purchase common stock. There is no assurance that this transaction will be completed. If the transaction is not completed, we expect that it will be necessary to cease operations. If we discontinue operations, our company will likely liquidate and our stock will be delisted and become worthless.

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

     With the continuing growth of electronic commerce, access points to the Internet and enterprise networks have increased significantly, and now include corporate desktops, home PCs, mobile laptops, and hand-held devices. Website operators and organizations providing enterprise information systems can now utilize biometric identification technology to secure access to restricted or sensitive information.

     We believe that the market for biometric technologies used in information security and data privacy applications is largely undeveloped. However, there are several evolving factors that we believe will contribute to the growth of this industry in the near-term:

     . Highly publicized security breaches in computer networks and Internet sites have been traced to the vulnerability of password-based authentication systems.

     . The growth of e-commerce as a medium for business and consumer transactions mandates the implementation of technologies which facilitate the positive identification of anonymous parties.

     . The use of multiple passwords is inconvenient for users and expensive for businesses to support.

     . Enterprise information technology (IT) priorities are reportedly shifting to new information assurance initiatives that are intended to enhance the privacy and confidentiality of data under an organization's care, custody, and control.

     . The IT industry is beginning to utilize public key infrastructure (PKI) as one solution for enhanced data security. We believe biometrics is a complementary technology to PKI that can play an important role in protecting the PKI certificate keys from unauthorized access. For the most part, these keys are now protected by simple PIN numbers and passwords.

     . Industry leaders such as Computer Associates, Novell, Microsoft, IBM, Intel, Compaq, and Apple are actively supporting the integration of biometrics within their systems.

     . Rapidly falling prices for biometric collection devices (fingerprint sensors, digital cameras, microphones, etc.) and improvements in the accuracy, performance and user acceptance of the technology have made integration of biometrics with desktop PCs and portable computers a cost effective security alternative for the commercial market. The proliferation of multimedia-ready PCs equipped with microphones and soundcards makes voice identification an affordable solution for the majority of potential users.

     . New and even more powerful biometric technologies, such as silicon chip-based fingerprint sensors and iris recognition cameras, are also becoming commercially viable.

     . Finally, the BioAPI Consortium, a group of over 75 organizations from the biometrics industry, government and information technology vendors, recently announced the release of Version 1.1 of the BioAPI Specification. This specification provides a single application programming interface (API) standard that is expected to encourage widespread implementation of biometrics by facilitating the interoperability of different biometric technologies.

     We believe that all of these factors will create increasing demand for Internet and enterprise security software products that utilize biometrics. We believe that one of the largest potential markets for biometrics is business to business (B2B) and business to consumer (B2C) transactions conducted over the Internet. We believe that biometrics offers a low-cost, simple solution to ensure the positive identification of users seeking access to restricted Internet services.

Products

     Our software products use biometric technologies to improve network and Internet security. Instead of being asked for a password, users are prompted for their unique biometric characteristic using any one of a number of technologies. We build software that will work with a variety of hardware devices. Sales of our products have been limited to date. Our products can be divided into three groups - Internet products, enterprise products and desktop products.

Internet Products:
------------------

     Our Internet products, SAFsite and JotterSAF, are designed to operate in a non-domain environment and are built around an "Internet Client/Server" model. We intend to make our client software ubiquitous over the Internet while simultaneously promoting the availability of Web-based content accessible via these clients and SAF enabled Web destinations.

 .   SAFsite - This server product enables the integration of biometric
    -------
    authentication into Web applications developed from leading web rapid application development (RAD) products such as Microsoft's InterDev, Allair's Cold Fusion, and Pervasive's Tango. SAFsite manages centralized storage and matching of user biometric credentials through its unique SAFserver component. SAFserver provides a means of storing biometric templates on an encrypted and physically secure database in close proximity to the Web server resource. The Web server sends authentication requests and receives match results from the SAFserver via a range of interface mechanisms that can be tailored to the specific Web environment. SAFsite also provides functionality including browser plug-ins and extensions to support a wide range of biometric capture devices and algorithms. An example of a site built using SAFsite can be found at www.safbank.com, a demonstration site that mimics an online bank requiring biometric authentication to access financial account information.

 .   JotterSAF - This client product is the first ever biometrically
    ---------
    enabled interactive desktop micro-portal that allows individual control of personal information shared over the Internet. JotterSAF combines convenience and ease of use features, such as form fill and password vaulting with the security of biometrics.

Enterprise Products:
--------------------

     Our enterprise products are designed to operate on domain-based networks and include:

 .   SAF2000 - A professional software suite that includes:
    -------

     .  SAF/nt - Integrates with the Microsoft Windows NT security interface and
        ------
        enhances the password authentication provided by Windows NT with a multi-biometric capability. SAF/nt is the foundation of the SAF2000 product line, offering baseline multi-biometric log-on capability for initial access to the Windows NT domain server from a variety of Windows client workstations including those based on Windows 95/98, Windows NT, or Windows 2000 operating systems.

     .  SAF/iis - Integrates into the Microsoft Internet Information Server
        -------
        multi-biometric security to Web resources accessed through the combination of IIS and Microsoft's Internet Explorer

     .  SAF/netware - Integrated into the Novell NetWare NDS interface,
        -----------
        SAF/netware enhances the password authentication provided by NetWare with a multi-biometric capability. SAF/netware also supports a mixed environment of Windows NT and Novell servers within a corporate domain infrastructure.

     .  SAF/entrust - Provides a biometric authentication front-end to
        -----------
        Entrust's public key infrastructure (PKI) products. SAF/entrust provides secure access to critical encryption keys by replacing the standard password prompt with a range of biometric choices to provide positive identification of the user when releasing their private key for authentication, secure email, and digital signature transactions.

     .  SAF/transactions - For those situations where authentication is required
        ----------------
        above and beyond initial domain or workstation log-on, SAF/transactions provides an application interface that can be used to insert transaction-level biometric authentication into any enterprise client/server application.

 .  SAF/nmas - Shipped as a bundled feature with NMAS, Novell's unique
   --------
   framework that allows users to authenticate using different and multiple
                                                               ---
   Novell Directory Service (NDS) authentication methods (including face, finger, voice, signature, iris, tokens, smart cards, and passwords).

 .  SAFeTrust - Extends the security functionality of Computer Associates' eTrust
   ---------
   Single Sign-On (SSO) product, to include support for a variety of biometric technologies, including face, finger and voice.

Desktop Products:
-----------------

 .  SAFtyLatch - Provides local PC file protection and privacy through encryption
   ----------
   and biometric authentication. Future releases of SAFtyLatch or successor products are expected to provide a complementary "front-end" to our SAFsite Internet product by providing an easy client interface to SAF enabled Web servers.

Marketing and Distribution

     We use both direct and indirect sales and marketing techniques to market our products and services. Our direct sales efforts are focused on the pursuit of selected high profile end-user and original equipment manufacturer customers as well as consumer sales through our corporate website on the Internet (www.saflink.com). Our indirect sales activities provide support to channel partners by geographic region and vertical markets.

     We market our products into the horizontal markets for data and network security primarily through:

     .  Distributors
     .  Value-added resellers ("VARs");
     .  Internet e-commerce service providers;
     . Original equipment manufacturers ("OEMs"); and . Strategic alliance partners.

     We market our products into vertical markets - such as healthcare, government and banking - primarily through:

     .  Systems integrators ("SIs");
     .  Value-added resellers ("VARs"); and
     .  Strategic alliance partners.

     Our marketing goals include identifying potential resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving significant order volume by disseminating our products through multiple direct and indirect distribution channels worldwide.

     We also sell our products through biometric technology reseller partners who combine our enterprise software with their own proprietary biometric technology and sell it through their own sales channels. We are also actively engaged in establishing relationships with international distributors that will carry our products and make them available to a broad audience of secondary distributors and resellers within their markets. Some of our reseller partners are Data Construction AB of Sweden, Real Time Data Management Services, Inc., SecuGen Corporation and Triton Secure, Ltd. of Australia.

     Our products are typically priced on the basis of the number of biometric users in the SAFServer database. As the number of users on the server database increases, the price per user decreases. Resellers purchase our products at a favorable discount for resale at a price that provides an attractive gross margin for the reseller. We believe that this pricing model is competitive and cost-effective for the end user customer and is attractive to our resellers.

Internet Products:
------------------

     We intend to market our Internet server products primarily through indirect channels. For example, we have teamed with our technology reseller partner, SecuGen Corporation, to provide a SAFsite-based Internet consumer banking solution to ING Direct of Canada. We also intend to pursue those value-added application developers that focus on Internet consumer and electronic business solutions with a goal of developing a network of Internet solutions providers that will offer our Internet products as part of their web-based product and development service offerings.

     We intend to distribute our Internet client products, such as JotterSAF, through original equipment manufacturer (OEM) agreements and through other broad-based distribution channels including Web-based promotion and download. JotterSAF is currently available as a free download from our Website at www.jottersaf.com.

Enterprise Products:
--------------------

     We have a team of technology sales consultants who are located in various regions of the country to call on high profile potential end-users as well as to identify, recruit, train and support a network of resellers currently selling, installing, and servicing Computer Associates, Novell and Microsoft enterprise client/server network solutions. These resellers are characterized as regional VARs that specialize in enterprise back office network solutions. They generally provide a range of value-added services to their enterprise customers including network component sales, network consulting, systems installation, and network management services.

     Another primary market strategy is to cooperatively promote and sell our Novell and Computer Associates integrated solutions through those companies' extensive direct sales organizations and reseller networks. We are actively engaged at all levels of these organizations to support those joint efforts.

     We believe that our enterprise security products are complementary to the network technology products currently sold by these resellers. Our enterprise products allow these resellers to add biometric authentication to the network operating system without costly custom software development.

Desktop Products:
-----------------

     We intend to distribute our desktop products, SAFtyLatch and successor products, through direct and indirect sales channels including original equipment manufacturer (OEM) agreements and through other broad-based distribution channels including web-based promotion and download.

Licensed Technology

     We have non-exclusive worldwide licenses to core biometric technology from the following partners:

     .  AuthenTec, Inc. - Chip-based fingerprint technology for standalone and
        ---------------
        keyboard-integrated peripherals with USB and LPT interfaces.

     .  Precise Biometrics AB - Chip-based fingerprint technology for standalone
        ---------------------
        and keyboard-integrated peripherals with USB and LPT interfaces.

     .  SecuGen Corporation - Optics-based fingerprint technology for
        -------------------
        standalone, mouse-integrated, and keyboard-integrated peripherals with USB and LPT interfaces.

     .  Veridicom, Inc. - Chip-based fingerprint technology for standalone
        ---------------
        peripherals with USB and LPT interfaces.

     .  Anovea, Inc. - Speaker verification technology for text dependent
        ------------
        technology modules that work with a Windows sound card and microphone.

     .  Lernout & Hauspie Speech Products NV ("L&H") - Speaker verification
        --------------------------------------------
        technology for text dependent technology modules that work with a Windows sound card and microphone.

     .  Visionics Corporation - Face recognition technology for modules that
        ---------------------
        work with a Video for Windows compatible desktop videoconferencing camera.

     .  Iridian Technologies, Inc. - Iris recognition technology.
        --------------------------

     We are able to provide a customer's choice of technology by combining the appropriate biometric plug-in module with our API-compliant product framework. The customer may also purchase API-compliant modules, that will work with our software, from third parties. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

Competition

     Other companies which have also developed software products that utilize biometric identification technology and are active in the United States include BioNetrix, Digital Persona, Inc., American Biometric Company, Identix Inc., Keyware, Inc., and I/O Software, Inc. Our strategy is to differentiate our products in the marketplace by offering products that are competitively priced, multi-biometrics enabled, open standards based, and scalable for large users.

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

Patents and Trademarks

     We hold four assigned patents covering fingerprint imaging technology which we intend to utilize to enhance and create strategic relationships with fingerprint technology companies, set-top hardware companies, and hand held peripheral manufacturers that will promote/use SAF software products:

1.   Patent 5,546,471: Ergonomic Fingerprint Reader Apparatus issued August 13,
     ----------------
     1996, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices; ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

2.   Patent 5,596,454: Uneven Surface Image Transfer Apparatus issued January
     ----------------
     21,1997, provides for a high performance integrated optical system. We believe that this invention solves one significant problem of typical fingerprint capture devices: the large size of an optical element required to acquire a high resolution, distortion-free image of a fingerprint. Solving this problem dramatically reduces the physical footprint required for any peripheral device or integrated application of a fingerprint acquisition device. In addition, the invention specifies a single element multiple lens solution that dramatically reduces production cost while improving product reliability, durability and longevity.

3.   Patent 5,920,642: Ergonomic Fingerprint Reader Apparatus issued July 6,
     ----------------
     1999, is directed to improvements in set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator's preferences, modify the provided level of service, or authorize a transaction against a specific account.

4.   Patent 6,028,950:  Fingerprint Controlled Set-Top Box issued February 22,
     ----------------
     2000, discloses a method for securing electronic commerce transactions initiated via a television set-top box using a fingerprint and is a continuation of Patent 5,920,642. The fingerprint can be acquired by a device built into the set top box or by a device built into the remote control unit. The stored fingerprint data of the customer can be stored in the set top box, a central server, distributed remote server, smart card, or other form of "portable data file." We believe that this invention solves the problem of positively identifying customers making e-commerce transactions from a home set top access terminal.

     In addition, we have pending applications for our SAF software. There is no assurance that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of such patents or patent applications.

     We also rely on unpatented know-how, trade secrets and continuing research and development. We may not have any protection from other parties who independently develop the same know-how and trade secrets. Protection of our proprietary products and services may be important to our business, and our failure or inability to maintain such protection could have a material adverse affect on our business, condition (financial or otherwise), results of operations and prospects. Moreover, while we do not believe that the production and sale of our proposed products or services infringe on rights of third parties, if we are incorrect in this regard, failure to obtain needed licenses from such third parties could have a material adverse effect on our ability either to complete the development of certain products or services or to produce and market such products or services. Failure to obtain any such licenses could adversely impact our business, condition (financial or otherwise), results of operations and prospects.

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

     We have registered certain service marks and trademarks with the United States Patent and Trademark Office. In addition, we have purchased the rights to certain other service marks and trademarks registered with the Canadian Trademark Office and the United States Patent and Trademark Office by Jotter Technologies Inc. However, we have not registered certain other trademarks and trade names which we use with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, we accompany the use of such trademarks with our name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in such trademarks. Certain rights, however, are protected under the provisions of the Lanham Act and under state law in respect of unregistered or common law trademarks.

Employees

     As of March 31, 2001, we had 49 full-time employees and 2 full-time contract employees compared to 33 full-time employees and 8 full-time contract employees as of March 13, 2000. The increase in staffing reflects the hiring of 18 former employees of Jotter Technologies Inc, as well as our ongoing effort to prepare for what we believe will be a rapidly growing market for network and Internet security solutions. From time to time, we also utilize consultants for specific assignments.

     We are an employment-at-will employer and none of our employees are represented by a labor union. We believe that our relationship with our employees is good. We believe that our future success will depend in part on our ability to both retain our existing technical and other personnel and to attract and retain other qualified employees.

Item 2.  PROPERTIES

     We lease our current principal executive offices and server-based research and development facilities consisting of approximately 18,700 square feet located at 18650 N.E. 67th Court, Suite 210, Redmond, Washington 98052. We also lease approximately 7,000 square feet of office space in Edmonton, Alberta, Canada as well as 3,400 square feet of office space in Reston, Virginia.

Item 3.  LEGAL PROCEEDINGS.

          On June 16, 1999, International Interest Group, Inc. filed suit against us and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to our alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) our breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and
(iii) recission by IIG against us and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Trial has been set for July 18, 2001. We do not believe the claims have any merit and we intend to vigorously defend ourselves in this lawsuit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 22, 2000, we obtained the written consent in lieu of a meeting of stockholders from holders of approximately 55.6% of our issued and outstanding common stock as of the record date approving the following actions:

     . an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 50 million shares to 100 million shares; and

     . the issuance of up to 20 million shares of our common stock at a discount to market and warrants to purchase up to an additional 20 million shares at a premium to such price.

     We mailed an Information Statement to holders of record on or about January 25, 2001 to notify stockholders of these actions. For more information about these matters, please read our Information Statement (File number 000-20270), which was filed with the SEC on January 23, 2001.

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

     The following table sets forth the range of high and low sales prices for our common stock as reported on the SmallCap Market for each full quarterly period from January 1, 1999 through March 31, 2001.

                                                  Common Stock Sales Price
                                                  ------------------------
                                                     High          Low
                                                  -----------  -----------
1999
First Quarter                                      $4.875        $0.938
Second Quarter                                      2.750         1.000
Third Quarter                                       1.844         0.813
Fourth Quarter                                      2.406         1.125

2000
First Quarter                                       8.813         2.031
Second Quarter                                      5.500         2.031
Third Quarter                                       2.750         1.250
Fourth Quarter                                      1.734         0.281

2001
First Quarter                                       1.938         0.625

     On April 6, 2001 the closing bid price of our common stock as reported on the SmallCap Market was $0.688. As of March 29, 2001 there were approximately 298 record holders of our common stock. As of March 29, 2001 there were approximately 7,530 beneficial holders of our common stock.

     Since our incorporation, we have not paid or declared dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

                      (in thousands except per share data)

                                                                            Year Ended December 31,
                                                  ------------------------------------------------------------------------
Summary Operating Data                                    2000           1999          1998          1997           1996
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                 $ 1,523        $ 1,303       $ 4,920       $ 1,585        $ 2,305
Net loss                                                 (8,956)        (3,927)       (1,384)       (7,424)        (7,340)
Preferred stock deemed dividend                              -              -             -          1,470          1,412
Preferred stock dividend and accretion                      348            104           278           350            303
Net loss attributable to common stockholders             (9,304)        (4,031)       (1,662)       (9,244)        (9,055)
Net loss per common share                                 (0.43)         (0.23)        (0.23)        (1.57)         (1.93)
Weighted average number of common shares                 21,602         17,541         7,216         5,875          4,680

                                                                            As of December 31,
                                                  ----------------------------------------------------------------
Summary Balance Sheet Data                           2000          1999         1998         1997          1996
------------------------------------------------------------------------------------------------------------------
Total assets                                        $7,997        $6,782       $2,685       $2,578        $2,832
Total liabilities                                    6,395         1,184          716        1,807         1,348
Stockholders' equity                                 1,602         5,598        1,969          771         1,484

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operating Activities

     We incurred net losses of approximately $9.0 million for fiscal year 2000, $3.9 million for fiscal year 1999, and $1.4 million for fiscal year 1998, primarily due to our efforts in developing and marketing our biometric software products. Approximately $1.2 million or 82% of total revenue was from sales of commercial software and services during 2000 compared to $895,000 or 69% in 1999. The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2000 and 1999 and between fiscal years 1999 and 1998 and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenue and Cost of Revenue

     Revenue for the year ended December 31, 2000 increased by approximately $220,000, from approximately $1.3 million for the year ended December 31, 1999 to approximately $1.5 million for the year ended December 31, 2000. This increase was primarily due to an increase in services and other revenue of approximately $419,000, partially offset by decreases in commercial software sales, hardware sales and post contract services revenue of approximately $69,000, $35,000 and $95,000, respectively. Payments from each of Home Shopping Network, Kaiser Permanente, SecuGen Corporation and Triton Secure, Ltd. accounted for 10% or more of revenue for 2000, and payments from each of Home Shopping Network and Triton Secure, Ltd. accounted for 10% or more of revenue for 1999.

     The approximately $122,000 increase in cost of revenue was primarily attributable to the increase in revenue.

     Gross profit increased to approximately $1.0 million or 68% of revenue during 2000 from approximately $944,000 or 72% of revenue in 1999 primarily due to the change in the mix of product revenues.

Operating Expenses

     Operating expenses for 2000 increased by approximately $5.0 million, from approximately $4.9 million for the year ended December 31, 1999, to approximately $9.9 million for the year ended December 31, 2000. This increase was primarily due to the addition of new staff to enhance existing products, develop new products and market our products to both commercial and governmental organizations as they begin to redirect their information technology expenditures to enhanced Internet and network security solutions and, to a lesser degree, the relocation of our headquarters to Redmond, Washington during the first half of 2000 and the acquisition of purchased in-process research and development costs associated with the purchase of the intellectual property and fixed assets of Jotter Technologies Inc. in December 2000. These increased expenses were partially offset by the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. as of October 1, 1999. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                                         Changes In Operating Expenses
                                                               ----------------------------------------------
                                                                       (000s)                     Percent
                                                               -------------------         ------------------
Product development                                                          $2,811                       204
Sales and marketing                                                             424                        32
Minimum royalties                                                              (375)                     (100)
Relocation expense                                                              224                       N.M.*
Purchased in-process research and development                                   208                       N.M.*
General and administrative                                                    1,679                        93
                                                                -------------------         ------------------
                                                                             $4,971                       102
                                                                ====================        ===================

* Not meaningful

Product Development

     The increase in product development expenses was primarily due to the addition of staff to enhance current products and develop new products to meet anticipated demand for our products. If we obtain the additional funding we are seeking, we expect significant additional increases in product development expenses as we expand our product development efforts in 2001. If we do not obtain such additional funding, we expect that it will be necessary to discontinue product development efforts.

Sales and Marketing

     The increase in sales and marketing expenses was primarily due to increases in employee expenses, travel and advertising expenses as we added new staff to market our products. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions. If we obtain the additional funding we are seeking, we expect our sales and marketing expenses to continue to increase as we continue to expand our sales and marketing activities. If we do not obtain such additional funding, we expect that it will be necessary to discontinue sales and marketing efforts.

Relocation Expense

     We incurred $224,000 of non-recurring costs to relocate our executive offices from Tampa, Florida to Redmond, Washington during the first half of 2000.

Purchased In-Process Research and Development

     In connection with our purchase of the intellectual property and fixed assets of Jotter Technologies Inc. in December 2000, we recorded a non-recurring charge of $208,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, the estimated expected life of each module, the estimated cash flows resulting from the revenues, margins, and operating expenses generated from each module, and the discounted present value of the cash flows associated with the in-process technologies.

General and Administrative

     The increase in general and administrative expense was the result of increased spending on personnel, occupancy and professional services primarily due to additions to infrastructure to support our increased product development and sales and marketing activities and recognition of an impairment loss on prepaid royalties of approximately $438,000 in 2000, with no such loss in 1999. If we obtain the additional funding we are seeking, we expect general and administrative expenses, particularly personnel and occupancy costs, to increase further as we add infrastructure to support our increased product development and sales and marketing activities.

Interest Expense

     The change in interest expense from approximately $5,000 in 1999 to approximately $141,000 in 2000 was primarily due to the issuance of $2.5 million of 12% bridge notes in November 2000 to fund operations while we continued to seek equity financing and the issuance of a $1.7 million, 7% note payable issued to Jotter Technologies Inc. in December 2000 as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to an asset purchase agreement entered into on December 15, 2000.

Other Income, Net

   The change in other income from approximately $31,000 in 1999 to approximately $11,000 in 2000 was primarily due to the loss on sale of investment securities of approximately $121,000 incurred in 2000, with no such loss in 1999, partially offset by an increase in interest income of approximately $67,000 and a reduction in loss on disposal of fixed assets of approximately $17,000.

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 2000 over 1999 change in total operating expense by functional category:

                                                         Changes In Operating Expenses
                                                    ---------------------------------------
                                                          (000s)                 Percent
                                                    -----------------       ----------------
Compensation and related benefits                           $2,778                    129
Legal and professional services                                821                    152
Travel and entertainment                                       184                     63
Advertising and promotion                                      245                    134
Telephone and Internet                                          88                     56
Occupancy                                                      195                     88
Relocation                                                     224                    N.M.*
In process-research and development                            208                    N.M.*
Minimum royalty payments                                      (375)                  (100)
Impairment of prepaid royalties                                438                    N.M.*
Amortization                                                   105                    N.M.*
Depreciation                                                   (31)                   (13)
Other                                                           91                      2
                                                    ---------------          -------------
                                                            $4,971                    102
                                                    ===============          =============

* Not meaningful

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Results of Operating Activities

     We incurred net losses of approximately $3.9 million for fiscal 1999 and $1.4 million for fiscal 1998 primarily due to our efforts in developing and marketing our biometric software products. Approximately $786,000 or 60% of total revenue was from commercial software sales during 1999 compared to $3.4 million or 69% in 1998. The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 1999 and 1998 and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

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

     Gross profit decreased to $944,000 or 72% of revenue during 1999 from $3.8 million or 77% of revenue in 1998 primarily due to the change in the mix of product revenues.

Operating Expenses

     Operating expenses for 1999 decreased by approximately $393,000, from approximately $5.3 million for the year ended December 31, 1998 to approximately $4.9 million for the year ended December 31, 1999. This decrease was primarily due to decreases in commissions and depreciation as well as the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. These decreases were partially offset by increased operating costs associated with personnel increases initiated during the fourth quarter of 1999. The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                  Changes In Operating Expenses
                                        ------------------------------------------
                                             (000s)                     Percent
                                        -----------------         ------------------
Product development                            $  93                          7
Sales and marketing                             (226)                       (15)
Minimum royalties                               (125)                       (25)
General and administrative                      (135)                       ( 7)
                                        -------------------         -------------------
                                               $(393)                       ( 7)
                                        ====================        ===================


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

General and Administrative

     The decrease in general and administrative expense was centered in depreciation expense and was primarily due to the final write-off of assets acquired in prior years.

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

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 1999 over 1998 change in total operating expense by functional category:

                                              Changes In Operating Expenses
                                         -----------------------------------
                                           (000s)                Percent
                                         --------------       --------------
Compensation and related benefits            $ 283                   15
Legal and professional services                (37)                  (6)
Travel and entertainment                        30                   11
Advertising and promotion                       92                   40
Telephone and Internet                         (42)                 (21)
Commission                                    (351)                (100)
Depreciation                                  (333)                 (59)
Other                                          (35)                  (2)
                                          -------------        --------------
                                             $(393)                  (7)
                                          =============       ===============

Liquidity and Capital Resources

     Cash and working capital (deficit) as of December 31, 2000 were approximately $1.1 million and $(3.3) million, respectively, as compared to cash and working capital of approximately $5.3 million and $5.4 million, respectively, as of December 31, 1999. The decrease was primarily due to operating losses, partially offset by $1.0 million of proceeds from the issuance of 919,500 shares of common stock upon exercise of employee stock options and investor warrants. We expended cash for operating activities at a rate of approximately $700,000 per month during the last three months of 2000.

     Cash as of April 6, 2001, was approximately $10,000. The decrease from December 31, 2000, was primarily due to operating losses partially offset by an increase in accounts payable of approximately $1.1 million and an increase in bridge notes payable of approximately $414,000. The resulting accounts payable balance of approximately $2.6 million includes approximately $1.2 million of obligations past due more than 90 days.

     We used cash of approximately $7.2 million for operating activities in 2000 compared to approximately $3.6 million used in 1999. The increased use of cash was primarily due to increases in operating expenses as we increased our product development, sales, and marketing activities in preparation for releases of our new Internet products.

     We expended net cash at a rate of approximately $508,000 per month (before considering approximately $414,000 of proceeds from the issuance of additional bridge notes and the receipt of approximately $19,000 from the exercise of warrants) during the first quarter of 2001. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our expected immediate working capital needs.

     We require significant additional funds to continue our operations. We are presently attempting to raise $10.0 million of additional working capital through a private placement of Series E convertible preferred stock and warrants to purchase common stock. While we have received expressions of interest from certain accredited investors, including the receipt of a signed non-binding term sheet for $3 million from a lead investor, there is no assurance that we will be able to obtain the $10.0 million minimum amount (which may include conversion of bridge notes) required to consummate this transaction. If this transaction is completed, the Series E preferred stock will be convertible into 13.3 million to
33.3 million shares of common stock, based upon performance milestones and market conditions. If the transaction is not completed, we expect that it will be necessary to cease operations.

     Even if the sale of the Series E preferred stock is completed, we will require significant additional funds to continue our operations into the year 2002. Options we are reviewing to obtain such additional financing include, but are not limited to the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on our consolidated financial statements.

     In June 2000, the SEC updated Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The most recent update delayed the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000 and the implementation of these provisions did not have a material impact on the consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees,
(b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. The Company adopted Interpretation No. 44 in the third quarter of 2000 and it did not have a material impact on the consolidated financial statements.

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

Our failure to obtain the substantial equity financing we need for our operations on acceptable terms, or at all, would severely impact our ability to run our business.

     If we cannot raise the financing we need for our operations on acceptable terms, or at all, we would experience severe financial and operating difficulties, including the probable discontinuance of operations. If we discontinue operations our company will likely liquidate and our stock will be delisted by Nasdaq and become worthless. We are presently considering a financing involving the issuance of equity securities (on an as converted basis) representing as much as 37.5% of the outstanding common stock of our company, after issuance, at a discount to market and warrants to purchase additional shares at a premium to such price. The completion of this proposed financing may result in substantial dilution of the equity ownership of our existing stockholders.

We have accumulated significant losses since we started doing business and may not be able to generate significant revenues or any net income in the future.

     We may continue to accumulate losses. We have accumulated net losses of approximately $58.7 million on revenue of $11.7 million from our inception through December 31, 2000. We have funded our operations through issuances of debt and equity securities to investors and may not be able to generate a positive cash flow.

Our success depends on significant growth in the biometrics market and on broad acceptance of products in this market.

     Because almost all of our revenues will come from the sale of products that use biometric technologies, our success will depend largely on the expansion of markets for biometric products domestically and internationally. Even if use of biometric technology gains market acceptance, our products may not achieve sufficient market acceptance to ensure our viability. We cannot accurately predict the future growth rate of this industry or the ultimate size of the biometric technology market.

Because they own approximately 66% of SAFLINK, a few stockholders will be able to significantly influence our affairs.

     Given that RMS Limited Partnership, Home Shopping Network, Inc., Jotter Technologies Inc., and Francis M. Santangelo own 65.8% of our common stock, they are able to significantly influence the vote on those corporate matters to be decided by our stockholders. Two of these stockholders, RMS and Mr. Santangelo, are parties to a voting agreement which governs the parties' voting arrangements and further affects their influence over our corporate matters.

Nasdaq could terminate the listing of our common stock on the Nasdaq SmallCap Market if we fail to comply with Nasdaq's eligibility and maintenance requirements. This delisting could affect the price of our common stock, the ability of holders to sell their stock, and our ability to raise funds in the future.

     We are not in compliance with the Nasdaq SmallCap Market's eligibility and maintenance requirements relating to (i) minimum bid price or (ii) tangible net worth. Nasdaq notified us, on April 12, 2001, that it has granted us an extension of time, until May 12, 2001, to regain compliance with the eligibility requirement relating to tangible net worth. In addition, Nasdaq notified us, on April 16, 2001, that our common stock will delisted for failure to meet the minimum bid price requirement on April 24, 2001. We are entitled to request a hearing to appeal Nasdaq's determination. Such a request will stay the delisting of our securities pending Nasdaq's decision.

     If we are not able to raise additional equity financing, and increase the trading price of our stock, our common stock will be delisted from the

Nasdaq SmallCap Market and may become worthless. If we raise the capital, but fail to increase the trading price, our common stock will be delisted. If this were to happen, it would adversely affect:

 .  the share price of our common stock;
 . the ability of the holders of our common stock to sell their securities; and . our ability to raise additional funds, especially by means of a stock sale.

We may not be able to compete with our competitors with greater financial and technical resources and greater ability to respond to market changes.

     We may not be able to compete successfully in our markets against our competitors. We will face intense competition in both the biometric software and Internet toolbar markets. Many of our competitors, such as BioNetrix, Digital Persona, Inc., American Biometrics Company, Identix Inc., Keyware, Inc., I/O Software, Inc. and Gator.com have greater resources than we do. In addition, there are smaller competitors that may be able to respond more rapidly to changes in the market. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products.

We depend on attracting and retaining skilled employees, which may be difficult due to the competitive employment market.

     If we lose any of our key, highly skilled technical, managerial and marketing personnel due to the intense competition in the technology industry, our operations may suffer. The success of our company will depend largely upon our ability to hire and retain such personnel. If we are unable to raise capital it is likely that our employees will leave or be terminated.

We may not be able to find attractive acquisition candidates as part of our growth strategy and even if we do, may not be able to integrate acquired companies.

     We may not be able to identify acquisition targets and, if identified, we may not be able to complete transactions with these targets. We have undertaken a growth strategy that may include acquisitions of companies involved in related businesses, including e-commerce and the Internet. Our inability to identify and integrate acquisition targets may have a severe negative impact on our financial results and stock price. Even if acquisitions occur, we will face significant issues associated with integrating the new business segments. Acquisitions will place substantial demands on our management, working capital and financial and management control systems. We may not be successful in responding to these demands. Integration of some businesses may also require the combination of complex software technology, product lines and software development plans that may be technically incompatible or too costly or difficult to integrate into our business. We will be unable to pursue an acquisition strategy if we fail to raise additional capital.

There is a limited public market for our common stock and so our stockholders may not be able to sell their common stock easily or for a high price.

     There is a limited public market for the shares of our common stock and there is no certainty that an active trading market for our common stock will develop in the future. This means that you may not be able to sell your SAFLINK stock readily or at a profit. Our common stock has been listed on the Nasdaq SmallCap Market since April 27, 1993. From January 1, 1996 through January 2, 2001, our common stock's average daily trading volume on the Nasdaq SmallCap Market was approximately 79,800 shares. If we fail to raise capital and discontinue operations it is likely that we will be delisted and there may be no market for our common stock.

If the market price of our common stock continues to be volatile the value of your stockholdings may decline.

     Like many other technology companies, the market price of our common stock has been, and may continue to be, volatile, which means the value of your SAFLINK stock may fluctuate. Factors that are difficult to predict such as

 .  quarterly revenue,
 . statements and ratings by financial analysts, . overall market performance, and
 .  announcements by our competitors concerning new product developments contribute to volatility and may have a significant impact on the market price of our common stock. If we are unable to raise additional capital our common stock may become worthless.

We are dependent on third parties for our product distribution and if these parties do not promote our products, we may not be able to generate revenue.

     If those third parties with whom we have business relationships to promote sales of our products, such as resellers, distributors and makers of complementary technology, do not actively promote our products, it will severely limit our ability to generate revenue. Some of these business relationships are formalized in agreements which can be terminated with little or no notice and may be subject to amendment. We cannot control the amount and timing of resources that these third parties devote to marketing activities on our behalf. We also may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

In order to succeed, we will have to keep up with rapid technological change in the biometric technology and Internet markets.

     Our future success will depend upon our ability to keep pace with a changing marketplace and to integrate new technology into our software and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. More advanced or alternate technology employed by competitors and unavailable to us could give our competitors a significant advantage. It is possible that products and services developed by our competitors will significantly limit the potential market for our products and services or render our products and services obsolete. In addition, laws, rules, regulations or industry standards may be adopted which could materially adversely affect how we do business.

We are not experienced in doing business outside the United States and the application of Canadian laws or regulations not previously applicable to our business may have a negative effect on the business.

     We will have to become familiar with doing business in Canada which is a new corporate and legal environment for us, and we may experience difficulties in this regard. Prior to the asset purchase transaction with Jotter Technologies Inc., we only had operations in the United States. Jotter, on the other hand, had a facility in Alberta, Canada, which now serves SAFLINK.

If we lose current or future license rights to use the biometric technologies of third parties, our ability to compete with products that already include this technology will be substantially impaired and may be entirely precluded.

     If we lose our rights to use biometric identification and authentication software, specifically software used for identifying voice and facial features, our business may be negatively impacted. Biometric identification and authentication is a critical step for a company like ours which uses biological identifiers, like voice or fingerprints, to provide secure methods of access. Our rights may be terminated if we fail to pay our license fees, including minimum specified payments, or commit any other material breach of these agreements. We are currently in default under one such agreement due to our failure to make required payments in a timely manner. We cannot assure you that we will be able to cure this default in order to avoid termination of the agreement, or that we will not be in default under this or other agreements in the future.

If the Internet is not accepted by consumers and businesses as a means to transact business, this may negatively impact our business.

     If the current popularity of the Internet and electronic commerce does not last as a way to transact business, businesses may not wish to invest in technology like ours that uses biological identifiers to secure transactions. Because we are targeting the Internet to grow our business, a decline in the use and acceptance of the Internet for business purposes will negatively impact our revenues.

Provisions in our certificate of incorporation may prevent a takeover of our company even if it is beneficial to stockholders.

     Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, which may adversely affect our common stockholders. We may issue shares of preferred stock without stockholder approval and upon terms and conditions, and having such rights, privileges and preferences, as the board of directors determines. Specifically, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of SAFLINK even if the acquisition would benefit stockholders.

The Internet is not currently subject to much regulation, but this may change which may negatively impact our business.

     Although today there are relatively few laws governing Internet services, the application of new laws may negatively impact our business. Due to the increasing popularity of the Internet and online services, it is possible that a number of laws and regulations, specifically those relating to privacy, may be adopted with respect to the Internet.

Shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock

     As of April 6, 2001 31,216,695 shares of our common stock were outstanding before the issuance of an additional 1,670,515 shares of common stock to Jotter Technologies Inc. pursuant to our recent agreement to issue such shares in exchange for cancellation of the note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000. Substantially all of such outstanding shares may be
resold in the public market immediately.    In addition, the remaining shares of
common stock are available for resale in the public market under Rule 144.
Sales of shares of common stock in the public market or the perception that sales would occur could adversely affect the market price of our common stock. These sales or perceptions of possible sales could also impair our future ability to raise capital and the market price for our common stock is likely to be volatile. It is possible that this volatility will have an adverse effect on the market price of the common stock.

Item 7(a).  QUALITATIVE AND QUANTITIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to the $102,000 time certificate of deposit included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

     The Company has certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2001, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       See Index to Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       On April 24, 2000, the Company dismissed Ernst & Young LLP as the Company's principal accountant and engaged KPMG LLP to audit the Registrant's consolidated financial statements.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information concerning our directors and officers is included in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

          Information concerning our executives' compensation is included in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which is incorporat ed herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information required to be disclosed hereunder is included in the definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     None

(c)  Exhibits

Exhibit
No.                           Description
---                           -----------
3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 1992).

3.1.1 Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1999).

3.1.2 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of July 2, 1996 (incorporated by reference to Exhibit
         3.3 of the Company's Annual Report on Form 10-K for year ended December
         31, 1996).

3.1.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of May 26, 1998 (incorporated by reference to Exhibit
         3.4 of the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998).

3.1.4 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of March 16, 2001.

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

4.1 Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31,
         1997).

4.2 Certificate of Designation, Preferences and Rights of Series D Preferred Stock (incorporated by reference to Exhibit 4 of the Company's Current Report Form 8-K, dated November 12, 1999).

10.1 Stock Subscription Agreement by and between The National Registry Inc. and RMS Limited Partnership, dated November 9, 1999 (incorporated by reference to Exhibit 4 of the Company's Current Report of Form 8-K, dated November 12, 1999).

10.2 Stockholders' Voting Agreement, dated as of March 14, 1995, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo (incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated March 14, 1995).

10.3 First Amended and Restated Stockholders' Voting Agreement, dated as of June 25, 1999, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo (incorporated by reference to Schedule 13D/A, dated June 30,
         1999).

10.4 Asset Purchase Agreement, dated as of December 15, 2000, by and between SAFLINK Corporation and Jotter Technologies Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated January 2,
         2001).

11.      Statement re: Computation of Earnings per Share

21 Subsidiaries of SAFLINK Corporation: SAFLINK International, Inc., incorporated in the state of Delaware, is wholly-owned by SAFLINK Corporation.

23.1     Consent of Ernst & Young LLP

24       Power of Attorney (included in the signature page of this report).

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SAFLINK CORPORATION
                                             (Registrant)

Date: April 16, 2001                By:    /s/ Jeffrey P. Anthony
                                         -------------------------------------
                                               Jeffrey P. Anthony
                                               President, Chief Executive
                                               Officer and Director

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

Signatures
----------

  /s/ Jeffrey P. Anthony      President, Chief Executive Officer   April 16, 2001
--------------------------      and Director (Principal Executive
      Jeffrey P. Anthony        Officer)


  /s/ James W. Shepperd       Chief Financial Officer (Principal   April 16, 2001
--------------------------      Financial Officer and Principal
      James W. Shepperd         Accounting Officer)


  /s/ Hector J. Alcalde       Director                             April 16, 2001
--------------------------
      Hector J. Alcalde


   /s/ Glenn Argenbright      Director                             April 16, 2001
 -------------------------
       Glenn Argenbright


   /s/ Frank M. Devine        Director                             April 16, 2001
 -------------------------
       Frank M. Devine


  /s/ Robert J. Rosenblatt    Director                             April 16, 2001
 -------------------------
      Robert J. Rosenblatt


  /s/ Francis R. Santangelo   Director                             April 16, 2001
 --------------------------
      Francis R. Santangelo


 /s/ Robert M. Smibert        Director                             April 16, 2001
 --------------------------
     Robert M. Smibert

                         Index to Financial Statements

                                                                                      Page
                                                                                     Number
                                                                                     ------

Reports of Independent Auditors                                                       F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                          F-3

Consolidated Statements of Operations for each of the years in the three
year period ended December 31, 2000                                                   F-4

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income
(Loss) for each of the years in the three year period ended December 31, 2000         F-5

Consolidated Statements of Cash Flows for each of the years in the three year
period ended December 31, 2000                                                        F-6

Notes to Consolidated Financial Statements                                            F-7


                         Independent Auditors' Report

The Board of Directors
SAFLINK Corporation:

     We have audited the consolidated balance sheet of SAFLINK Corporation and subsidiary as of December 31, 2000 and the related consolidated statement of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our report.

     The accompanying consolidated financial statements have been prepared assuming that SAFLINK Corporation will continue as a going concern. As discussed in note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit. At December 31, 2000, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 2000 consolidated financial statements.

/s/ KPMG LLP


Seattle, Washington
April 13, 2001

                        REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
SAFLINK Corporation

   We have audited the accompanying consolidated balance sheet of SAFLINK Corporation and subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAFLINK Corporation and subsidiary at December 31, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP



Tampa, Florida
February 25, 2000

                              SAFLINK Corporation
                          Consolidated Balance Sheets


                                                                                        December 31,
                                                                             ---------------------------------
                                                                                   2000                 1999
                                                                             ---------------        -----------
                                                                                       (In thousands)
                            Assets
Current Assets:
  Cash and cash equivalents                                                    $  1,108              $  5,335
  Accounts receivable, net of allowance for doubtful accounts of
     $12,000 and $13,000 at December 31, 2000 and 1999, respectively
     (including receivables from related party of $92,000 and $151,000 at
     December 31, 2000 and 1999, respectively)                                      153                   180
  Inventory                                                                          25                    38
  Investments                                                                       102                   739
  Prepaid royalties                                                                   -                   209
  Other prepaid expenses                                                            244                    77
                                                                        --------------------      ----------------
      Total current assets                                                        1,632                 6,578
  Furniture and equipment, net                                                      869                   204
  Intangible assets, net                                                          5,344                     -
  Other assets                                                                      152                     -
                                                                        --------------------      ----------------
                                                                                $  7,997              $  6,782
                                                                        ====================      ================

                   Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                              $  1,494              $    296
  Accrued expenses                                                                   693                   306
  Bridge notes payable                                                             2,437                     -
  Deferred revenue                                                                   286                   582
                                                                        --------------------      ----------------
      Total current liabilities                                                    4,910                 1,184
Long-term debt, net of discounts                                                   1,485                     -
                                                                        --------------------      ----------------
      Total liabilities                                                            6,395                 1,184

Commitments, contingencies and subsequent events

Stockholders' equity:
  Preferred stock, $.01 par value convertible:
     Authorized - 1,000,000 shares
     Series A - Liquidation preference of $10,000,000 in aggregate as of
         December 31, 1999;   0 and 100,000 shares issued and
         outstanding as of December 31, 2000 and 1999, respectively                      -                     1
     Series D - Liquidation preference of $5,071,000 in aggregate as of
         December 31, 1999;   0 and 100,000 shares issued and
         outstanding as of December 31, 2000 and 1999, respectively                      -                     1
  Common stock, $.01 par value:
     Authorized - 50,000,000 shares as of December 31, 2000 and 1999
     Issued - 26,156,695 and 18,620,656 shares as of December 31, 2000
     and 1999, respectively                                                            262                   186
  Common stock issuable in asset purchase                                            3,228                     -
  Deferred stock-based compensation                                                    (81)                    -
  Additional paid-in capital                                                        56,865                54,577
  Accumulated other comprehensive income                                                 -                   201
  Accumulated deficit                                                              (58,672)              (49,368)
                                                                          --------------------       ----------------
      Total stockholders' equity                                                     1,602                 5,598
                                                                          --------------------       ----------------
                                                                                  $  7,997              $  6,782
                                                                          ====================       ================

          See accompanying notes to consolidated financial statements

                              SAFLINK Corporation
                     Consolidated Statements of Operations

                                                                                 Year Ended December 31,
                                                                           2000             1999              1998
                                                                     ---------------    -------------    --------------
                                                                         (In thousands, except per share amounts)
Products and services revenue:
   Software (including sales to related party of $149,000,            $   717              $   786           $ 3,517
    $593,000 and $0 during 2000, 1999, and 1998, respectively)
   Hardware                                                               278                  313               355
   Services and other                                                     528                  109               510
                                                                    ----------------    -------------    --------------
                                                                        1,523                1,208              4,382
   Post contract services revenue - government                              -                   95                538
                                                                    ----------------    -------------    --------------
    Total revenue                                                       1,523                1,303              4,920

Cost of revenue:
    Software                                                                79                  57                185
    Hardware                                                               224                 213                353
    Services and other                                                     178                  42                272
                                                                    ----------------    -------------    --------------
                                                                           481                 312                810
Post contract services - government                                         -                   47                312
                                                                    ----------------    -------------    --------------
    Total cost of revenue                                                  481                  359              1,122
                                                                    ----------------    -------------    --------------
    Gross profit                                                          1,042                 944              3,798

Operating expenses:
  Product development                                                     4,186               1,375              1,282
  Sales and marketing                                                     1,756               1,332              1,558
  Minimum royalty payments                                                    -                 375                500
  Relocation                                                                224                   -                  -
  Purchased in-process research and development                             208                   -                  -
  General and administrative                                              3,494                1,815              1,950
                                                                    ----------------    -------------    --------------
                                                                          9,868                4,897              5,290
                                                                    ----------------    -------------    --------------
    Operating loss                                                       (8,826)              (3,953)            (1,492)
Interest expense                                                           (141)                  (5)                 -
Other income, net                                                            11                   31                108
                                                                    ----------------    -------------    --------------
    Net loss                                                             (8,956)              (3,927)            (1,384)
Preferred stock dividend and accretion                                      348                  104                278
                                                                    ----------------    -------------    --------------
    Net loss attributable to common stockholders                        $(9,304)             $(4,031)           $(1,662)
                                                                    ================    =============    ==============

Basic and diluted loss per common share                                  $(0.43)              $(0.23)            $(0.23)

Weighted average number of common shares outstanding                      21,602              17,541              7,216

          See accompanying notes to consolidated financial statements

                              SAFLINK Corporation
        Consolidated Statements of Stockholders' Equity (Deficit) and
                          Comprehensive Income (Loss)
                    (In thousands, except per share amounts)

                                                     Common stock                     Preferred stock             Additional
                                               ------------------------        -------------------------------     paid-in
                                                 Shares         Amount           Shares            Amount          Capital
                                               ----------     ---------        ------------    ---------------    ----------
Balance at December 31, 1997                       6,356         $  64               360              $   4         $44,378
Conversion of Series C preferred stock            10,280           103              (260)                (3)           (100)
Common stock and warrants issued for legal
 settlement                                           41            --                --                 --             307
Series C preferred stock dividend at 6%               --            --                --                 --             278
Issuance of warrants for services                     --            --                --                 --             168
Issuance of stock options for services                --            --                --                 --              78
Expense related to stock option plans                 --            --                --                 --              29
Capital contribution                                  --            --                --                 --           2,000
Total comprehensive income (loss)-net loss            --            --                --                 --              --
                                                 --------        ------          --------            -------       ---------
Balance at December 31, 1998                      16,677           167               100                  1          47,138
Comprehensive income (loss):
Net loss                                              --            --                --                 --              --
Net unrealized gain on securities available
 for sale                                             --            --                --                 --              --
Net foreign currency translation adjustments          --            --                --                 --              --
                                                 --------        ------          --------            -------       ---------
Total comprehensive income (loss)                     --            --                --                 --              --
Issuance of Series D preferred stock at
 $50,000 per share, net of offering costs of
 $34,000                                              --            --               100                  1           4,966
Issuance of units of common stock and common
 stock purchase warrants at $1.25 per unit,
 net of offering costs of $24,000                  1,682            17                --                 --           2,057
Issuance of common stock upon exercise of
 stock options at various prices                     261             2                --                 --             296
Issuance of stock options for services                --            --                --                 --              16
Series D preferred stock dividend at 10% and
 accretion of fees                                    --            --                --                 --             104
                                                 --------        ------          --------            -------       ---------
Balance at December 31, 1999                      18,620           186               200                  2          54,577
Comprehensive income (loss):
Net loss                                              --            --                --                 --              --
Net unrealized loss on securities available           --            --                --                 --              --
 for sale
Reclassification adjustment                           --            --                --                 --              --
Net foreign currency translation adjustments          --            --                --                 --              --
                                                 --------        ------          --------            -------       ---------
Total comprehensive income (loss)                     --            --                --                 --              --
Conversion of Series A and Series D                6,507            65              (200)                (2)            (63)
 preferred stock
Issuance of common stock upon exercise of            920             9                --                 --           1,036
 stock options and warrants
Issuance of stock options and warrants for            --            --                --                 --             586
 services
Issuance of common stock warrants attached            --            --                --                 --              94
 to bridge loan
Issuance of stock options to employees                --            --                --                 --             123
Issuance of common stock for services                110             2                --                 --             164
Common stock to be issued in asset purchase           --            --                --                 --              --
Series D preferred stock dividend at 10%              --            --                --                 --             348
                                                 --------        ------          --------            -------       ---------
Balance at December 31, 2000                      26,157        $  262                --             $   --         $56,865
                                                 --------        ------          --------            -------       ---------
                                              Accumulated other      Common stock      Deferred                      Total
                                                comprehensive            to be        stock-based     Accumulated  stockholders'
                                                income (loss)           issued        compensation      deficit      equity
                                            -------------------    --------------   ---------------    ---------    --------
Balance at December 31, 1997                $        --            $     --         $      --          $ (43,675)   $    771
Conversion of Series C preferred stock                       --                --                --           --          --
Common stock and warrants issued for legal
 settlement                                                  --                --                --           --         307
Series C preferred stock dividend at 6%                      --                --                --         (278)         --
Issuance of warrants for services                            --                --                --           --         168
Issuance of stock options for services                       --                --                --           --          78
Expense related to stock option plans                        --                --                --           --          29
Capital contribution                                         --                --                --           --       2,000
Total comprehensive income (loss)-net loss                   --                --                --       (1,384)     (1,384)
                                            -------------------    --------------   ---------------    ---------    --------
Balance at December 31, 1998                                 --                --                --      (45,337)      1,969
Comprehensive income (loss):
Net loss                                                     --                --                --       (3,927)     (3,927)
Net unrealized gain on securities available
 for sale                                                   212                --                --           --         212
Net foreign currency translation adjustments                (11)               --                --           --         (11)
                                            -------------------    --------------   ---------------    ---------    --------
Total comprehensive income (loss)                           201                --                --       (3,927)     (3,726)
Issuance of Series D preferred stock at
 $50,000 per share, net of offering costs of
 $34,000                                                     --                --                --           --       4,967
Issuance of units of common stock and common
 stock purchase warrants at $1.25 per unit,
 net of offering costs of $24,000                            --                --                --           --       2,074
Issuance of common stock upon exercise of                    --                --                --           --         298
 stock options at various prices
Issuance of stock options for services                       --                --                --           --          16
Series D preferred stock dividend at 10% and
 accretion of fees                                           --                --                --         (104)         --
                                            -------------------    --------------   ---------------    ---------    --------
Balance at December 31, 1999                                201                --                --      (49,368)      5,598
Comprehensive income (loss):
Net loss                                                     --                --                --       (8,956)     (8,956)
Net unrealized loss on securities available
 for sale                                                  (263)               --                --           --        (263)
Reclassification adjustment                                 121                --                --           --         121
Net foreign currency translation adjustments                (59)               --                --           --         (59)
                                            -------------------    --------------   ---------------    ---------    --------
Total comprehensive income (loss)                          (201)               --                --       (8,956)     (9,157)
Conversion of Series A and Series D
 preferred stock                                             --                --                --           --          --
Issuance of common stock upon exercise of
 stock options and warrants                                  --                --                --           --       1,045
Issuance of stock options and warrants for
 services                                                    --                --                --           --         586
Issuance of common stock warrants attached
 to bridge loan                                              --                --                --           --          94
Issuance of stock options to employees                       --                --               (81)          --          42
Issuance of common stock for services                        --                --                --           --         166
Common stock to be issued in asset purchase                  --             3,228                --           --       3,228
Series D preferred stock dividend at 10%                     --                --                --         (348)         --
                                            -------------------    --------------   ---------------    ---------    --------
Balance at December 31, 2000                $                --   $         3,228  $            (81)  $  (58,672)  $   1,602
                                            -------------------    --------------   ---------------    ---------    --------

         See accompanying notes to consolidated financial statements.

                              SAFLINK Corporation
                     Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                               2000                  1999                 1998
                                                             --------              --------              --------
                                                                               (In thousands)
Cash flows from operating activities:
Net loss                                                     $(8,956)              $(3,927)              $(1,384)
 Adjustments to reconcile net loss to net cash used in
  operating activities
 Stock-based compensation                                        389                    16                   275
 Depreciation and amortization                                   313                   239                   587
 Purchased in-process research and development                   208                    --                    --
 Issuance of stock and warrants for legal settlement               -                    --                   307
 Loss on sale of securities available for sale                   121                    --                    --
 Loss (gain) on disposal of furniture and equipment                -                    17                   (57)
 Amortization of deferred financing costs                         97                    --                    --
 Amortization of discount on note payable                          3                    --                    --
 Changes in operating assets and liabilities:
    Accounts receivable                                           27                   (31)                  301
    Inventory                                                     13                    (1)                  325
    Prepaid royalties and other prepaid expenses                 145                    (9)                    2
    Accounts payable                                             472                   107                  (488)
    Accrued expenses                                             387                    84                  (734)
    Deferred revenue                                            (296)                 (156)                  131
    Other, net                                                   (63)                   20                    12
                                                             -------               -------               -------
       Net cash used in operating activities                  (7,140)               (3,641)                 (723)

Cash flows from investing activities
Purchases of furniture and equipment                            (684)                 (105)                  (52)
Proceeds from the sale of furniture and equipment                  -                     6                   213
Purchase of technology licenses                                 (100)                   --                    --
Proceeds from sale of securities available for sale              315                    --                    --
                                                             -------               -------               -------
       Net cash provided by (used) in investing activities      (469)                  (99)                  161

Cash flows from financing activities
Proceeds from issuances of bridge notes and warrants           2,400                    --                    --
Payments made on note payable                                    (63)                   --                    --
Proceeds from stock options and warrants exercises             1,045                    --                    --
Proceeds from capital contribution                                --                    --                 2,000
Proceeds from issuance of preferred stock                         --                 4,967                    --
Proceeds from issuance of common stock                            --                 2,372                    --
                                                             -------               -------               -------
       Net cash provided by financing activities               3,382                 7,339                 2,000
                                                             -------               -------               -------

       Net increase (decrease) in cash and cash equivalents   (4,227)                3,599                 1,438
Cash and cash equivalents at beginning of period               5,335                 1,736                   298
                                                             -------               -------               -------
Cash and cash equivalents at end of period                   $ 1,108               $ 5,335               $ 1,736
                                                             =======               =======               =======

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
 Preferred stock dividend                                        348                   104                   278
 Issuance of common stock for services                           166                    --                    --
 Issuance of common stock warrants attached to bridge loan        94                    --                    --
 Common stock issuable in asset purchase                       3,228                    --                    --
 Assets and liabilities recognized upon acquisition:
  Furniture and equipment                                        182                    --                    --
  Intangibles                                                  5,174                    --                    --
  Note payable, net of $155 discount                           1,545                    --                    --
 Direct acquisition costs included in accounts payable           726                    --                    --
                                                             =======               =======               =======

          See accompanying notes to consolidated financial statements.

                              SAFLINK Corporation
                   Notes to Consolidated Financial Statements


1. The Company

     SAFLINK Corporation, a Delaware corporation organized on October 23, 1991, and its wholly-owned subsidiary, ("SAFLINK" or the "Company") provides a suite of Internet and enterprise security software products that utilize biometric technologies to replace passwords or other user authentication methods for accessing information over the Internet, on personal computers, or in networked computing environments.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of SAFLINK Corporation and its wholly owned subsidiary, SAFLINK International, Inc., a Delaware corporation organized on June 25, 1998. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

     During 2000, 1999 and 1998, revenue was derived from the sale of the Company's software and hardware products, the performance of programming and integration services, and, through the first quarter of 1999, post contract customer support (PCS) for the welfare fraud systems in the states of Connecticut and New Jersey. The Company follows the provisions of the AICPA's Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. In 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB 101 at October 1, 2000 did not have a material effect on the Company's revenue recognition or the Company's results of operations.

Major Customers

     Four customers accounted for approximately 38%, 20%, 17% and 10%, respectively, of the Company's 2000 revenue. Two customers accounted for approximately 45% and 22%, respectively, of the Company's 1999 revenue. Approximately 80% of the Company's 1998 revenue was from the sale of software licenses and related services to one customer. No other individual customer accounted for significant sales in 1998.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturity at purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash in bank and overnight investments in repurchase agreements collateralized by United States Government or United States Government Agency obligations.

Management of Credit Risk

     The Company is subject to concentrations of credit risk from its cash investments. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. The Company's financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, equity investments, accounts receivable and investment in a bank time certificate of deposit and accounts and notes payable. The fair value of these instruments approximates their carrying value based on the current rate offered to the Company for similar instruments.

Inventory

     Inventory is comprised of computer hardware to be purchased by customers in connection with the installation of the Company's biometric products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

Investments

     Investments consist of a $102,000 bank time certificate of deposit and, for 1999, publicly traded equity securities. The time certificate of deposit, which is pledged to secure a letter of credit issued in lieu of a security deposit related to the lease of the Company's headquarters facility, is carried at cost. The equity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses are excluded from operations and reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains (losses) were $(263,000), $212,000 and $0 in 2000, 1999 and 1998 respectively. Realized gains and losses from the sale of the equity securities are determined on a specific identification basis. Realized losses were $122,000 for the year ended December 31, 2000. There were no realized gains or losses in 1999 and 1998.

Software Development Costs

     The Company expenses costs associated with the development of software as incurred until technological feasibility is established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after establishment of technological feasibility have not been material; and therefore, have been expensed.

Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                           Years
                                                    ------------------
              Computer equipment and software              1 to 3
              Office furniture, equipment and other        3 to 10

Intangible Assets

     Purchased technology and other intangibles are amortized on a straight-line basis over their estimated useful lives of three years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of intangible asset impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising expense was approximately $428,000, $298,000 and $228,000 in 2000, 1999, and 1998
respectively.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

     The Company accounts for its employee stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to fixed employee stock options is recorded on a straight-line basis over the vesting period of the option only if, on the date of grant, the fair value of the underlying stock exceeded the exercise price. The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures as if the fair-value based method of accounting in SFAS No. 123 had been applied to employee stock option grants.

     The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and EITF No. 96-18.

Net Loss per Common Share

     In accordance with SFAS No. 128, Earnings Per Share, the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method.

     The following tables set forth the computation of basic and diluted loss per common share:


                                                                2000              1999            1998
                                                            -------------    -------------    ------------
(In thousands, except net loss per common share)

Numerator:
  Net loss                                                      $(8,956)          $(3,927)        $(1,384)
  Preferred Stock dividend and accretion                            348               104             278
                                                            ------------     ------------     ------------
  Net loss attributable to common stockholders                  $(9,304)          $(4,031)        $(1,662)
                                                            ============     ============     ============
Denominator:
  Weighted average number of common shares
     outstanding during the period                               21,367            17,541           7,216
  Common shares issuable but not outstanding                        235                 -               -
                                                            ------------     -------------    ------------
                                                                 21,602             17,541          7,216
                                                            ============     =============    ============
  Net loss per common share                                       $(.43)       $      (.23)       $  (.23)
                                                            ============     =============    ============

Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividend. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2000, 1999 and 1998 included preferred stock convertible into approximately no shares, 6.2 million and 2.6 million common shares, respectively, and options and warrants to purchase approximately 3.7 million,
3.7 million and 2.7 million common shares, respectively.

Segment Reporting

     Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available for sale and is presented in the accompanying statements of stockholders' equity and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or operations.

Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

Foreign Currency

     The Company, as part of its acquisition of Jotter Technologies Inc., now has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains an losses resulting from foreign currency transactions are included in other income (expense). There were no significant gains or losses in 2000.

Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have a material impact on our consolidated financial statements.

     In June 2000, the SEC updated Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The most recent update delayed the effective date of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company adopted the provisions of SAB 101 in the fourth quarter of 2000 and the implementation of these provisions did not have a material impact on the consolidated financial statements.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of APB Opinion 25, Accounting for Stock Issued to Employees, for issues, among others, regarding; (a) the definition of employees,
(b) defining non-compensatory plans, (c) modifications to previously fixed stock option awards, and (d) accounting for an exchange of stock compensation awards in a business combination. The Company adopted Interpretation No. 44 in the third quarter of 2000 and it did not have a material impact on the consolidated financial statements.

3.   Technology Licenses

     The Company has acquired certain rights to biometric identification and authentication software (the "Licensed Technology") under agreements with software algorithm suppliers including Anovea, Inc., AuthenTec, Inc., Lernout & Hauspie Speech Products NV, Precise Biometrics AB, Veridicom, Inc. and Visionics Corporation that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements. Prepayments in the amount of $280,000 and $190,000 made during 2000 and 1999, respectively, were charged to general and administrative expense in 2000 due to the uncertainty related to the Company's ability to utilize them during the term of the license agreements.

4. Furniture and Equipment

     Furniture and equipment consists of the following:

                                                             December 31,
                                                       ---------------------
                                                         2000         1999
                                                       -------       -------
                                                           (In thousands)
Computer equipment and software                        $ 1,757       $ 1,006
Office furniture, equipment and other                      333           218
                                                       -------       -------
                                                         2,090         1,224
Less: accumulated depreciation                          (1,221)       (1,020)
                                                       -------       -------
                                                       $   869       $   204
                                                       =======       =======

     Depreciation expense amounted to $201,000 in 2000, $239,000 in 1999, and $587,000 in 1998.

5. Intangibles

     Intangibles consists of the following at December 31, 2000 (in thousands):


Developed product technology                     $3,819
Assembled work force                                729
Sales channel/customer relationships                626
Technology licenses                                 274
                                                 ------
                                                  5,448
Less:  accumulated amortization                    (104)
                                                 ------
                                                 $5,344
                                                 ======

     Amortization expense related to technology licenses was $32,000 for the year ended December 31, 2000. Technology licenses are amortized over their contractual life. Deferred rent is amortized over the term of the related lease.

6.  Bridge Notes Payable

     On November 13, 2000 the Company received approximately $2.4 million (net of issuance costs of approximately $100,000) of unsecured notes and warrants to a group of investors, including the Company's largest stockholder, RMS Limited Partnership, and two of the Company's officers. The notes carry an effective annual interest rate of 12% and will mature in May 2001. Holders of the notes will be entitled to participate in any financing undertaken by SAFLINK prior to the maturity date of the notes by electing to receive, in lieu of repayment of the notes, securities of the same class and on the same terms as issued in such financing. The Company also agreed to issue warrants allowing the note holders to purchase one share of SAFLINK common stock for each $4.00 invested. RMS and the Company officers participating in the financing elected not to accept the warrants; the Company therefore only issued warrants for the purchase of 362,500 shares of SAFLINK common stock for $1.50 per share exercisable at any time until November 2005.

7.  Income Taxes

     As of December 31, 2000, the Company had net operating loss carryforwards of approximately $55.3 million for federal income tax purposes, which expire at various dates through 2020. The difference between the net operating loss carryforward for federal income tax purposes and the deficit accumulated for financial reporting arises primarily from temporary differences associated with the Company's start-up expenses which were capitalized for income tax purposes and, beginning January 1995, are being ratably amortized to expense over a 60-month period.

     These temporary differences and net operating loss carryforwards give rise to deferred tax assets of approximately $20.9 million and $14.0 million as of December 31, 2000 and 1999, respectively, based on a combined federal and state statutory rate of 37% in 2000 and 37.7% in 1999. Due to the uncertainty of achieving taxable income sufficient to realize the deferred tax asset, a valuation allowance of $20.9 million and $14.0 million was recorded as of December 31, 2000 and 1999, respectively, which fully offsets the deferred tax asset. The valuation allowance increased approximately $6.9 Million, $1.6 million and $2.8 million in 2000, 1999 and 1998, respectively.

     The future utilization of the tax benefit carryforward items is subject to an annual limitation when a cumulative change in stock ownership of more that 50% occurs over a three year period. The Company believes that such a change has occurred, and that it is possible that taxable income and income taxes in future years, which would otherwise be offset by net operating losses and reduced by tax credits, will not be offset or reduced and, therefore, income tax liabilities will be incurred. The potential tax benefits of these carryforwards at December 31, 2000 and 1999 of approximately $20.9 million and $14.0 million, respectively, have been fully reserved in the financial statements due to the uncertainty of realization. Tax benefits will be recognized in future years and when such benefits are judged to be realizable.

     An analysis of the reasons for the variations from the expected federal corporate income tax rate of 34% and the effective rates provided is as follows:

                                                      2000                 1999                 1998
                                                     ------               ------               ------
                                                                        (Percent)
                                                    --------------------------------------------------
Tax benefit computed                                 (34.0)               (34.0)               (34.0)
State tax, net of federal benefit                     (3.0)                (3.7)                (3.6)
Nondeductible items (meals and entertainment)          0.0                  0.1                  0.5
Change in valuation allowance                         37.0                 37.6                 37.1
                                                     ------               ------               ------
  Effective tax rate                                   0.0                  0.0                  0.0
                                                     ======               ======               ======

8.  Stockholders' Equity

Preferred Stock

     The Series A preferred stock was converted into 2,600,532 shares of common stock of the Company on September 15, 2000.

     On February 6, 1997, the Company completed an equity financing (the "Series C Preferred Stock Private Placement") pursuant to which two accredited investment funds purchased an aggregate of 350,000 shares of the Company's Series C Preferred Stock, $.01 par value per share (the "Series C Preferred Stock"), for an aggregate purchase price of $7.0 million before commissions and expenses which totaled approximately $613,000. Shares of Series C Preferred Stock were convertible at the option of the holder into shares of common stock, based upon a defined conversion formula. The Series C Preferred Stock carried a six percent per annum accretion which the Company treated as a dividend resulting in a charge to accumulated deficit and a credit to additional paid-in capital. The Company recorded accretion of $278,000 during 1998. It also recorded, during 1997, a deemed dividend of $1.5 million attributable to the recognition of the market discount that the holders received upon conversion into Common Stock. 90,250 shares of Series C Preferred Stock were converted into 560,653 shares of Common Stock, including 23,442 shares attributable to accrued dividends, during 1997. The remaining 259,750 shares of Series C Preferred Stock were converted into 10.3 million shares of Common Stock, including 1.0 million shares attributable to accrued dividends, during 1998.

     On November 9, 1999 the Company issued 100,000 shares of Series D Preferred Stock to RMS Limited Partnership ("RMS") for an aggregate purchase price of $5.0 million. The holder converted the Series D Preferred Stock, and accumulated dividends, into 3.9 million shares of the Company's Common Stock on September 11, 2000. The Series D Preferred Stock carried a 10% per annum cumulative dividend.

Common Stock

     During 2000, the Company issued 60,000 shares of Common Stock, valued at $105,000 to H.C. Wainwright & Co., Inc. as partial consideration for services performed in relation to obtaining additional financing and the acquisition of Jotter Technologies Inc. The Company recorded $41,000 as prepaid financing costs, which will be netted against the proceeds of the equity financing when completed, and recorded $64,000 as part of the acquisition costs of the assets acquired from Jotter Technologies Inc.

     During 2000, the Company agreed to issue 50,000 shares of Common Stock, valued at $61,000 to H.C. Wainwright & Co., Inc. as partial consideration for services performed in relation to the $2.5 million bridge financing.

     During 1999, the Company issued units consisting of Common Stock and warrants to purchase Common Stock, for a total of 1,681,670 shares of Common Stock and 840,835 warrants, at $1.25 per share, for $2.1 million. The warrants may be exercised, for $1.00 per share, by the holders at any time until July 23, 2001.

     During 1998, the Company issued 41,667 shares of Common Stock, as well as fully vested warrants to purchase 75,000 shares of Common Stock for $3.38 per share, to International Interest Group, Inc. ("IIG") as part of the settlement of a lawsuit filed by IIG on February 13,1997. 32,750 warrants are outstanding at December 31, 2000 and remain exercisable until May 14, 2002.

Stock Options

     The Company maintains an employee stock incentive plan (the "Plan") for officers, directors and key employees under which 4,000,000 shares of Common Stock were reserved for issuance as of December 31, 2000. In addition, the Company has granted, outside of the Plan, options to purchase an aggregate of 695,000 shares of Common Stock to certain employees. Options currently granted by the Company generally have a contractual life of 10 years and vest ratably over a three-year period. Additionally, from time to time, the Company will grant stock options to non-employees in exchange for services rendered. During 1999, a total of 165,000 options were issued to contractors at an average exercise price of $1.58. Expense recorded related to these non-employee grants during 2000 and 1999 was estimated using the Black-Scholes valuation model and amounted to $72,000 and $16,000, respectively, which represents the vested portion of such options. A total of 137,917 options were outstanding to non-employees at December 31, 2000.

     Certain options, including 1999 option grants to employees who agreed to relocate from Tampa to either Redmond, Washington or Reston, Virginia, were granted with exercise prices less than the market price of the underlying stock on grant date and the Company has recorded compensation expense for these options. Compensation related to employee stock options is measured as of the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity and amortized to expense over the options' vesting periods. The Company recognized $42,000, $4,000 and $29,000 as compensation expense in 2000, 1999 and 1998, respectively, relating to compensatory options.

     Disclosure of pro forma information regarding net loss and loss per share is required by SFAS No. 123. If compensation expense related to employee stock options issued had been determined based on the fair values at the grant dates consistent with the method of accounting prescribed by SFAS No 123, the Company's net loss attributable to common stockholders and loss per common share would have been as follows:

(In thousands, except EPS)                                2000       1999       1998
Net loss attributable to common stockholders             $(9,303)   $(4,031)   $(1,662)
Pro forma net loss attributable to common stockholders    (9,927)    (4,385)    (4,558)
Basic and diluted EPS, as reported                         (0.45)     (0.23)     (0.23)
Basic and diluted EPS, pro forma                           (0.48)     (0.25)     (0.63)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 6.0% for 2000, 6.0% for 1999, and 5.0% for 1998; no dividends; volatility factors of the expected market price of the Company's Common Stock of 132% for 2000, 129% for 1999, and 127% for 1998; and a weighted-average expected life of 5.6 years for 2000, 6.3 years for 1999, and 3.0 years for 1998. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $0.84, $0.51 ($1.65 for options granted with exercise prices less than fair value and $0.41 for options granted with exercise prices equal to fair value), and $0.56 per share, respectively.

     The following table summarizes stock option activity:

                                           Options Outstanding  Weighted-Average
                                            (In thousands)       Exercise Price
                                           -------------------  ----------------
Outstanding at December 31, 1997                    757                $8.34
   Granted: price equal to fair value             1,993                 1.82
   Expired or Cancelled                            (442)                8.11
                                           -------------------  ----------------
Outstanding at December 31, 1998                  2,308                 2.24
   Granted: price less than fair value              138                 0.78
   Granted: price equal to fair value             1,560                 1.63
   Exercised                                       (187)                1.18
   Expired or Cancelled                            (326)                4.33
                                           -------------------  ----------------
Outstanding at December 31, 1999                  3,493                 1.77
   Granted: price equal to fair value               935                 3.02
   Exercised                                       (399)                1.16
   Expired or Cancelled                          (1,312)                2.70
                                           -------------------  ----------------
Outstanding at December 31, 2000                  2,717                $1.83
                                           ===================  ================

     The following table summarizes information about employee stock options outstanding at December 31, 2000:


                                          Options outstanding                                     Options exercisable
               ------------------------------------------------------------------       -----------------------------------
                                        Weighted-average                                                     Weighted-
  Range of            Number                remaining            Weighted-average          Number              average
  exercise          outstanding         contractual life        exercise price per       exercisable        exercise price
   prices             (000's)              (in years)                 share                (000's)            per share
-------------       -----------         ----------------        ------------------       -----------        --------------
$0.01 - $1.35          1,477                  8.5                     $1.01                  832                  $0.85
1.36 -   2.70            718                  8.5                      1.75                  401                   1.49
2.71 -   4.05            137                  7.1                      2.90                   67                   2.82
4.06 -   5.40            385                  6.6                      4.73                  355                   4.68
--------------------------------------------------------------------------------------------------------------------------
0.01 -   5.40          2,717                  8.2                      1.83                1,655                   1.90
=============      ============         ================        =================        ===========         =============

     At December 31, 2000, 1999, and 1998, exercisable options of 1,655,000, 1,943,000, and 1,348,000, respectively, were outstanding at weighted average exercise prices of $1.90, $1.88, and $3.12 per share, respectively. As of December 31, 2000, approximately 917,570 shares were available for future grant under the Plan.

Warrants

     During 2000, the Company issued 350,000 warrants to purchase Common Stock to two vendors as partial consideration for services rendered to the Company by such vendors. The value of the warrants ($449,000), as determined using a Black-Scholes pricing model is being capitalized or recognized as expense over the underlying awards' service period.

One warrant, to purchase up to 250,000 shares, vested as the services were performed and is exercisable until July 31, 2005 at an exercise price of $2.19 per share. The other warrant, to purchase up to 100,000 shares, was fully vested upon grant and is exercisable until September 18, 2005 at an exercise price of $2.00 per share.

     Also during 2000, the Company issued a warrant to purchase up to 25,000 shares of its Common Stock as partial consideration for the lease it entered into for its corporate offices. This warrant was fully vested upon grant and is exercisable until May 18, 2005 at an exercise price of $3.00 per share. The value of the warrant ($65,000), determined using a Black-Scholes pricing model, is being charged to occupancy expense on a straight-line basis over the five-year lease term.

     In addition, the Company recorded $94,000 also determined using a Black-Scholes pricing model, as a prepaid financing cost related to the issuance of 362,500 warrants to purchase Common Stock issued in connection with the receipt of $2.5 million of bridge note financing in November 2000. The warrants were fully vested on grant and are exercisable until November 13, 2005 at an exercise price of $1.50 per share. The value of the warrants is being recognized as interest expense over the six-month term of the bridge notes.

     During 1998, the Company recognized $335,000 of expense related to the issuance of 121,875 warrants to purchase Common Stock. This expense was computed using a Black-Scholes pricing model and assumptions discussed under options above. These warrants were issued in connection with the IIG settlement (75,000 warrants) and to consultants in exchange for services (46,875 warrants).

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

     The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 6.0% for 2000, 6.0% for 1999, and 5.0% for 1998; no dividends; volatility factors of the expected market price of the Company's Common Stock of 132% for 2000, 129% for 1999, and 127% for 1998; and a weighted-average expected life equal to the contractual life of 5 years.

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

     As of December 31, 2000 RMS Limited Partnership was the holder of 11,927,312 shares (38.2%) of the Company's outstanding Common Stock and, based upon a voting agreement between RMS and Francis R. Santangelo, had the ability to vote 12,835,689 shares (41.1%) of the Company's outstanding Common Stock.

9. Commitments and Contingencies

     The Company leases office space and equipment under various non-cancelable operating leases. The lease obligation related to office space is secured by a pledged bank time certificate of deposit. Future minimum payments under these lease commitments are as follows (in thousands):

                                  Year Ending
                                 December 31,
                                  -----------
                            2001            $  497
                            2002               426
                            2003               419
                            2004               441
                            2005               184
                                            ------
                                            $1,967
                                            ======

     Rent expense was $415,000 $261,000 and $266,000 for 2000, 1999, and 1998,
respectively.

     During 2000, the Company began subleasing a portion of its corporate headquarters to a third party under a sublease expiring in July 2001. Total rent expense presented above has not been reduced by sublease income totaling $41,000 in 2000. Similarly, minimum lease payments indicated above do not reflect minimum rentals of $55,000 due in the future under such non-cancelable sublease.

10.  Business Combinations

     On December 15, 2000, the Company purchased substantially all of the intellectual property and fixed assets of Jotter Technologies, Inc. in exchange for 5.1 million shares of the Company's common stock and a two-year unsecured promissory note for $1.7 million. The total consideration was valued at approximately $5.6 million. The asset purchase was deemed a business combination under APB No. 16 and as such was recorded using the purchase method of accounting. The Company reduced the recorded value of the intangible assets and recorded a discount of $155,000 on the promissory note to reflect the fair value of the note based on a discounted rate of 12% and 7% stated interest rate. The purchase agreement was consummated on December 15, 2000; however, the 5.1 million shares were subsequently issued in 2001. As of December 31, 2001, the value for the share consideration is reflected within stockholders' equity.

     The above acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired based on their respective fair values. The results of operations of the acquired company are included in the Company's consolidated financial statements since the date of acquisition.

     A summary of the combined consideration paid and liabilities assumed for the above acquisition is as follows (in thousands):

             Common stock                                  $3,228
             Note payable, net of $155 discount             1,545
             Direct acquisition costs                         791
                                                          -------
               Total                                       $5,564
                                                          =======

     The combined consideration paid and liabilities assumed were allocated as follows (in thousands):

             Fixed assets                                  $  182
             In-process research and development              208
             Developed product technology                   3,819
             Assembled workforce                              729
             Sales channel/customer relationships             626
                                                          -------
               Total                                       $5,564
                                                          =======

     Identifiable intangibles are being amortized using the straight-line method over their estimated useful lives of 3 years. In-process research and development of $208,000 was expensed immediately as it does not have alternative future use to the Company.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and Jotter Technologies Inc. as if the acquisition had occurred as of the beginning of the Company's 2000 and 1999 fiscal years, after giving effect to certain adjustments, including amortization of intangibles. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Jotter Technologies, Inc. constituted a single entity during such periods.

(In thousands, except per share amounts)               Years ended December 31,
                                                    --------------------------------
                                                        2000              1999
                                                    --------------     -------------
Revenue                                                 $ 1,600            $1,303
Net loss applicable to common stockholders               15,275             8,747
Net loss per share applicable to common stockholders       0.58              0.39


     Pursuant to the asset purchase agreement, as subsequently amended, and an escrow agreement executed on the closing date, the shares have been deposited into escrow to be held in the event of any breach of the asset purchase agreement, and to secure certain indemnification rights under the asset purchase agreement. Shares held in escrow shall be distributed to Jotter as follows: (i) 350,000 shares 90 days after the closing date, and (ii) 250,000 shares per month beginning one month after the first share distribution, provided that no shares shall be released until the Company has notified the escrow agent that certain Canadian tax obligations have been met.

     In the event that Jotter does not satisfy certain Canadian tax obligations arising as a result of the transaction, the Company may be obliged to pay such tax obligations and will be entitled, at the Company's option to reduce the purchase price in an equal amount by reducing the number of shares in escrow as
valued on the closing date or the principal amount of the note or both.   On
April 9, 2001, Jotter and the Company agreed to exchange the remaining balance of the note payable for 1,670,115 shares of the Company's Common Stock, with such shares valued at $1.00 per share.

11.  Defined Contribution Retirement Plan

     The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2000, 1999, or 1998.

12.  Litigation

     On June 16, 1999, International Interest Group, Inc. filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the Company's alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) recission by IIG against the Company and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Trial has been set for July 18, 2001. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

13.  Going Concern

     The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. At December 31, 2000, the Company has a net working capital deficit of $3.3 million and has an accumulated deficit of $58.7 million. To address these liquidity issues, the Company has taken steps to raise up to $10.0 million in additional financing through the issuance of Series E preferred stock.

     There can be no assurance that the Company will be able to sell these securities, achieve profitability, generate cash from operations or obtain additional financing if required. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

14.  Quarterly Information (Unaudited)

     The following table summarizes the unaudited statements of operations for each quarter of 2000 and 1999 (in thousands, except per share amounts):

(In thousands)                               Mar. 31      June 30      Sept. 30        Dec. 31              Total
                                            --------     ---------    -----------    --------------      ----------
2000
   Net revenues                               $   416      $   463      $    277         $    367         $  1,523
   Gross profit                                   215          373           198              256            1,042
     Operating loss                            (1,954)      (1,990)       (2,036)          (2,846)          (8,826)
     Net loss                                  (1,892)      (1,947)       (2,066)          (3,051)          (8,956)
     Basic and diluted net loss per share       (0.11)       (0.11)        (0.10)           (0.15)           (0.43)

1999
     Net revenues                                 173          437           281              412            1,303
     Gross profit                                  78          412           130              324              944
     Operating loss                            (1,063)        (751)       (1,072)          (1,067)          (3,953)
     Net loss                                  (1,053)        (766)       (1,057)          (1,051)          (3,927)
     Basic and diluted net loss per share       (0.06)       (0.05)       (0.06)           (0.06)            (0.23)