Form 10-K/A
period 2000-12-31
SAFLINK CORP
filed 2001-04-30
CIK 847555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                          Amendment No. 1 to Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                           Commission File No. 0-2027

                               SAFLINK CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     95-4346070
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                        18650 N.E. 67th Court, Suite 210
                            Redmond, Washington 98052
          (Address of principal executive offices, including zip code)

                                 (425) 881-6766
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12 (b) of the Act:
     Title of each class            Name of each exchange on which registered
            None                                        None

          Securities registered pursuant to Section 12 (g) of the Act:
                               Title of each class
                     Common Stock, $.01 par value per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock on April 19, 2001, was $6,316,137. There were 31,446,695 shares of Common Stock outstanding as of April 19, 2001.

This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report") is being filed to add the information required to be set forth in Part III of the Report.

                                     PART I

Item 1.  Business - Recent Developments

         We have been attempting to raise $10 million through the private placement of Series E convertible preferred stock and warrants to purchase common stock. While we have been able to obtain expressions of interest from certain potential investors, including receipt of a non-binding term sheet for the investment of $3 million from a lead investor, we have not been able to obtain the additional commitments needed to meet the minimum amount required to close the placement. Our cash at April 27, 2001 was approximately $7,000 and we have not been able to identify a source of funds to cover our Canadian payroll which is due on April 30, 2001 or our U.S. payroll which is due on May 4, 2001. In addition, our trade accounts payable of approximately $2.5 million includes more than $1.3 million that is past due more than 90 days and we are under increasing pressure from creditors. Accordingly, unless we are able to identify a source of significant additional funding immediately, we expect that it will be necessary to lay off virtually all of our employees and discontinue operations as early as April 30, 2001.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following table sets forth the names, ages, and positions of the directors of the Company.


                                                                            TERM           DIRECTOR
NAME                                AGE     POSITION                       EXPIRES          SINCE
----                                ---     --------                       -------         --------
Jeffrey P. Anthony                  42      President, Chief                  2001           1998
                                            Executive Officer,
                                            Chairman and Director

Hector J. Alcalde (1)               67      Director                          2001           1999

Glenn Argenbright                   35      Director                          2001           2001

Frank M. Devine (2)                 59      Director                          2001           1997

Robert J. Rosenblatt  (1)           44      Director                          2001           1998

Francis R. Santangelo  (1) (2)      69      Director                          2001           1997

Robert M. Smibert                   38      Director and Chief                2001           2001
                                            Technology Officer

-------------------------
(1)  Audit Committee member.

(2)  Compensation Committee member.


Information Regarding Directors

     JEFFREY P. ANTHONY has served as President and Chief Executive Officer of the Company since May 1998, Chairman of the Board since March 1998 and as a director of the Company since February 1998. Mr. Anthony served as the Director of Business Development for the Company from March 1995 to March 1998 and as a Senior Vice President from February 1992 to March 1995. From April 1987 to February 1992, Mr. Anthony was Managing Director of Shinnecock Capital Corporation, a venture capital firm he co-founded. From October 1983 to April 1987, Mr. Anthony was Assistant to the Chairman and a director of Spear Financial Services Inc., a publicly owned brokerage firm that provided computer accessible financial services including online trading and specialist operations on the floor of the Pacific Coast Stock Exchange. Mr. Anthony received his BA in Anthropology from Vassar College.

     HECTOR J. ALCALDE has served as a director of the Company and as a member of the Board's Audit Committee (the "Audit Committee") since February 1999. Since its creation in 1973, Mr. Alcalde has served as President and Chief Executive Officer of Alcalde & Fay, a government and public affairs consulting firm in Washington, D.C., which he helped found. Mr. Alcalde received a BA in Government from the University of Tampa, and an MA in Education and Administration from Peabody College.

     GLENN ARGENBRIGHT has served as a director of the Company since February 2001. Mr. Argenbright has been the President and Chief Executive Officer of Jotter Technologies Inc. since November 1999. From May 1998 to November 1999, Mr. Argenbright served as the President and Chairman of the Board of Spotlight Interactive, a Web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today's Communications Inc., a provider and aggregator of Web content. From May 1998 to February 1999, Mr. Argenbright was a director and Executive Vice President of Intelligent Communications, Inc. (Intellicom), a company providing high-speed Internet access over satellite. From April 1997 to April 1998, Mr.

Argenbright was President and Chief Executive Officer of Internet Extra Corporation, a Web hosting company which owned and operated certain Web properties. Mr. Argenbright served on Internet Extra Corporation's board of directors. From December 1997 to April 1998, Mr. Argenbright served as President and director of MediaPlex, Inc., an online advertising subsidiary of Internet Extra, which he co-founded. From January 1995 to April 1997, Mr. Argenbright served as President of FTM Marketing, a Los Angeles based marketing and promotions agency. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, CardZoo!, StarInsider, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

     FRANK M. DEVINE has served as a director of the Company and as a member of the Board's Compensation Committee since June 1997 and the Audit Committee from September 1997 to May 1999. Mr. Devine also serves as a business consultant for various entities. He has founded or co-founded Bachmann-Devine, Incorporated, a venture capital firm, and Shapiro, Devine & Craparo, Inc., a manufacturers' agency serving the retail industry. Mr. Devine also serves on the Board of Directors of these companies. Since December 1994, Mr. Devine has served as a member of the Board of Directors of Salton, Inc., a publicly owned company that markets and sells electrical appliances to the retail trade under various brand names. Mr. Devine received a BS from Iowa State University.

     ROBERT J. ROSENBLATT has served as a director of the Company and as a member of the Audit Committee since March 1998. Mr. Rosenblatt has been Executive Vice President and Chief Operating Officer of Home Shopping Network ("HSN") since December 1999 and was Executive Vice President and Chief Financial Officer of HSN from December 1997 until December 1999. From 1984 until December 1997, Mr. Rosenblatt held several positions of increasing responsibility at Bloomingdale's, a division of Federated Department Stores, including Assistant Controller, Vice President of Finance and Vice President of Stores Operations and Purchasing. Mr. Rosenblatt was most recently Senior Vice President and Chief Financial Officer of Bloomingdale's. Mr. Rosenblatt received his BS in Accounting from Brooklyn College.

     FRANCIS R. SANTANGELO has served as a director of the Company and as a member of the Compensation Committee since September 1997 and as a member of the Audit Committee since May 1999. Mr. Santangelo is a financial consultant with more than 30 years experience in the financial community. In addition, from 1959 to 1988, Mr. Santangelo was a principal in Francis R. Santangelo & Co., a specialist firm on the American Stock Exchange, and is also a former member of the Board of Directors of the American Stock Exchange.

     ROBERT M. SMIBERT, who has served as a director of the Company since February 2001, joined the Company as Chief Technology Officer upon the acquisition of substantially all of the assets of Jotter Technologies Inc. on December 15, 2000. Mr. Smibert, a co-founder of Jotter, was the Chief Technology Officer of Jotter since December 1997. Mr. Smibert also co-founded MindQuake Creations, a Web boutique company, and was Chief Technology Officer for it from February 1997 to October 1998. From July 1997 to October 1998, Mr. Smibert was the Information Technology Manager of RedCell Canada, a Canadian battery company. From June 1996 to July 1997, Mr. Smibert served as President of his wholly-owned company, Virgin Technologies Inc., a software design, development and consulting company. Mr. Smibert attended the Northern Alberta Institute of Technology.

     RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), and Francis R. Santangelo, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and to direct the business policies of the Company. As of April 19, 2001, RMS and Mr. Santangelo beneficially owned approximately 37.9% and 2.9% of the common stock of the Company, respectively. RMS and Mr. Santangelo are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by RMS, and not to vote in favor of certain specified actions unless agreed to by RMS.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the Nasdaq SmallCap Market (the "SmallCap Market"). Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal 2000, all required reports were filed timely.

Executive Officers

     The names, ages, current positions held and date from which the current position was held of all executive officers of the Company (the "Named Executive Officers") as of April 19, 2001 are set forth below.


                                                                                  POSITION
NAME                                   AGE           OFFICER                       SINCE
----                                   ---           -------                       -----
Jeffrey P. Anthony.....................42            President and Chief            1998
                                                     Executive Officer

Ann M. Alexander.......................54            Vice President of              2000
                                                     Operations

Walter G. Hamilton.....................57            Vice President of              2000
                                                     Business Development

C. David Hayden........................52            Vice President of              2000
                                                     Sales and Marketing

Gregory C. Jensen......................33            Vice President of              2000
                                                     Engineering

James W. Shepperd..................... 52            Chief Financial Officer        1998
                                                     and Corporate Secretary

Robert M. Smibert......................38            Chief Technology Officer       2000

     The following sets forth the business experience, principal occupations and employment of each of the Named Executive Officers who do not serve on the Board (See "Information Regarding Directors" above for such information with respect to Mr. Anthony and Mr. Smibert):

     ANN M. ALEXANDER joined the Company in October 2000 as Vice President of Operations. Ms. Alexander was Director of Operations at vJungle.com from November 1999 to March 2000 and Director of Operations and Support at Continuex from October 1998 to June 1999. From May 1997 to September 1998, she was Regional Human Resource Manager with Starbucks Coffee Company and Project Manager in Customer Operations at AT&T Wireless Service from May 1996 to April 1997. Since February 1995, Ms. Alexander has also been a principal in TMR, Inc., providing consulting on human resources and organizational change management. From August 1987 to May 1995, she was a Senior Manager of Customer Account Services at US West NewVector Group, Inc. Ms. Alexander received a MA in Organizational Design and Effectiveness from the Fielding Institute, Santa Barbara, California.

     WALTER G. HAMILTON joined the Company as Director of Business Development in December 1995. Mr. Hamilton has served in that capacity since joining the Company, except for the period of August 1999 through August 2000 when he served as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Hamilton was employed by Unisys Corporation and its successor, Loral Corporation, for 29 years. He served as Director of Business Development for the worldwide postal automation business segment of Unisys, after holding various sales management and product management related assignments with both domestic and international responsibilities. Mr. Hamilton received a BS in Business Administration from the University of Southern Mississippi.

     C. DAVID HAYDEN joined the Company in August 2000 as Vice President of Sales and Marketing. Mr. Hayden was President and Chief Executive Officer of Computech Systems Corporation from July 1996 to July 1999 and

Chairman and Chief Executive Officer of Surefind Corporation from March 1994 to December 1995. Mr. Hayden was Vice President of National Accounts at AEI Music Network, Inc. from January 1993 to March 1994 and Executive Vice President and Chief Operating Officer of Surefind Corporation from June 1991 to June 1992. From January 1987 to June 1991, Mr. Hayden was Vice President and Chief Operating Officer of US West Paging, Inc. Mr. Hayden attended the School of Engineering at Purdue University.

     GREGORY C. JENSEN joined the Company in August 1992 and has served as Chief Systems Engineer, Director of Technical Services, and Chief Technology Officer until September 2000, when he accepted his current position as Vice President of Engineering. The Board appointed him as a corporate officer of the Company on March 20, 2000. Prior to joining the Company, Mr. Jensen was a Member of the Technical Staff of TRW, Inc., involved in the research & development of image processing, signal processing, high volume data storage, and high bandwidth data communication technologies. Mr. Jensen received a B.S. in Electrical Engineering from California Institute of Technology.

     JAMES W. SHEPPERD has been Chief Financial Officer of the Company since May 1998, and Secretary of the Company since June 1998. He served in these positions on a part-time, contract basis from May 1998 until January 2000 when he became a full-time employee of the Company. From May 1997 to January 2000, Mr. Shepperd was also a principal in James Shepperd & Associates providing accounting and financial consulting, strategic planning and corporate finance services to a variety of clients. From January 1994 to April 1997, Mr. Shepperd was a Senior Vice President with Key Bank, as Chief Financial Officer of the bank's Oregon subsidiary from January 1994 until March 1996 when he relocated to Seattle to assume responsibility for all administrative activities of the bank's Northwest Region. From 1983 to 1993, Mr. Shepperd served as Chief Financial Officer for various financial institutions. Mr. Shepperd, who is a certified public accountant, received a B.S. in Business Administration from California State University, Long Beach.

Item 11.  Executive Compensation

     The following table sets forth all compensation with respect to the Named Executive Officers receiving more than $100,000 in aggregate compensation in 2000, including the Chief Executive Officer of the Company:

                           Summary Compensation Table


                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                       ANNUAL                  ------------
                                                                    COMPENSATION                SECURITIES
                                                                                                UNDERLYING
NAME AND PRINCIPAL POSITION                          YEAR               SALARY                   OPTIONS(#)
---------------------------                          ----               ------                   ----------
Jeffrey P. Anthony                                   2000              $200,000                    -0-
      President and Chief Executive Officer          1999               165,001                   180,000
                                                     1998               146,544                   366,667

Walter G. Hamilton (1)                               2000              $170,261                   50,444
      Vice President of Business Development         1999               131,006                   90,000
                                                     1998                   N/A                   N/A


Gregory C. Jensen (1) (2)                            2000              $448,269                   49,778
      Vice President of Engineering                  1999                   N/A                   N/A
                                                     1998                   N/A                   N/A

James W. Shepperd (3)                                2000              $143,737                    -0-
     Chief Financial Officer                         1999               124,301                   90,000
                                                     1998                   N/A                   N/A

---------------------
(1) Salary for 2000 includes $25,261 and $9,936 paid to Mr. Hamilton and Mr. Jensen, respectively, by the Company in connection with their relocation and related "gross-up" for income tax applicable to such reimbursement.

(2) Includes $302,525 of gain realized upon the exercise of employee stock options during 2000.

(3) Mr. Shepperd served as the Company's Chief Financial Officer and Corporate Secretary on a part-time basis through December 31, 1999 pursuant to a Consulting Agreement (the "Consulting Agreement") entered into on May 22, 1998. The Consulting Agreement was terminated effective December 31, 1999 when Mr. Shepperd became a full-time employee.

Compensation of Directors

     During 2000, no cash compensation was paid to any of the directors of the Company for serving as a director of the Company, except that such persons were reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees of the Board.

     In lieu of cash compensation for serving on the Board, each new director of the Company, upon such persons' election and qualification to the Board, is granted options to purchase 60,000 shares of the Company's Common Stock. One-third of such stock options become exercisable on the date of grant and an additional one-third on each of the first two anniversaries of the grant date, if such person is still serving as a director of the Company. The exercise price of such options is the mean of the closing bid and asked price of the Common Stock on the SmallCap Market on the date of such grant. Since Mr. Rosenblatt was nominated to serve on the Board by HSN, he declined the options granted to him. Mr. Smibert, who jointly with his spouse, owns approximately 25% of the common stock of Jotter Technologies Inc., also declined the options granted to him.


401(K) Plan

     The Company offers a plan (the "401(k) Plan") pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), covering substantially all employees, including the Named Executive Officers who are also employees. Matching employer contributions are set at the discretion of the Board. There were no employer contributions made for 2000, 1999, or 1998.

The 1992 Stock Incentive Plan

     The 1992 Stock Incentive Plan (the "Plan"), adopted by the Board and approved by the Stockholders in January 1992, authorizes the granting of stock incentive awards to qualified officers, employees, directors and third parties providing valuable services to the Company (e.g., independent contractors, consultants and advisors to the Company). On September 8, 1999, the Company's Board of Directors unanimously adopted a resolution to approve amending the Plan for the purpose of increasing from 2,500,000 to 4,000,000 the number of shares of Common Stock reserved for issuance pursuant to the Plan. Three stockholders, holding approximately 54.0% of the outstanding shares of Common Stock, voted all of such shares in favor of this amendment which vote was sufficient to approve the increase. The Company's Stockholders previously approved amendments to the Plan increasing the authorized number of shares of Common Stock under the Plan at the Annual Meetings of Stockholders in 1993, 1996, 1997 and 1998.

     The Board, on the recommendation of the Compensation Committee, granted options to purchase shares of Common Stock to each Named Executive Officer hired in 2000 in order to provide long-term incentives to such officers. In addition, the Board, on the recommendation of the Compensation Committee, granted options to purchase shares of Common Stock to Messrs. Hamilton and Jensen as part of the relocation assistance package provided to them in connection with the move of the Company's offices from Tampa, Florida to Redmond, Washington. Such options become exercisable pro rata on each of the next three anniversaries of the grant date and the exercise price of such options was set at the average of the closing bid and asked price of the Common Stock on the SmallCap Market on the date of such grant. No options were granted to directors during fiscal year 2000.

     There were no awards of SARs made during fiscal year 2000 to any of the Named Executive Officers. The following table sets forth all options granted to any of the Named Executive Officers during fiscal year 2000.

Option Grants in Last Fiscal Year

                                Individual Grants

                              ---------------------


                                              PERCENT OF
                                            TOTAL OPTIONS
                           NUMBER OF          GRANTED TO           EXERCISE
                        SECURITIES UNDER-    EMPLOYEES IN           OR BASE            EXPIRATION         GRANT DATE
NAME                      LYING OPTIONS       FISCAL YEAR          PRICE($SH)             DATE          PRESENTVALUE($)
-----------------         -------------       -----------          ----------          ----------       ---------------
Ann M. Alexander,            100,000             9.3%                 1.28               11/01/10         $36,250
     Vice President of
     Operations
Walter G. Hamilton,           50,444             4.7%                 0.78               01/17/10          11,143
     Vice President of
     Business Development
C. David Hayden,             150,000            14.0%                 2.19               09/26/10          93,045
     Vice President of
     Sales and Marketing
Gregory C. Jensen,            49,778             4.6%                 0.78               01/17/10          10,996
     Vice President of
     Engineering

---------------
     All options become exercisable pro rata on each of the first three anniversaries of the grant date.

     No stock options were exercised by any director of the Company during 2000. The following table sets forth the number and value of stock options exercised during 2000 and outstanding as of December 31, 2000 for the Named Executive Officers.

                 Aggregated Option Exercises In Last Fiscal Year
                        And Fiscal Year End Option Values


                                                                                 NUMBER OF
                                                    SECURITIES                   VALUE OF
                                                    UNDERLYING                  UNEXERCISED
                                                    UNEXERCISED                 IN-THE-MONEY
                                OPTIONS              OPTIONS AT                   OPTIONS AT
                                EXERCISED         FISCAL YEAR END (#)        FISCAL YEAR END($)(1)
----------------------------------------------------------------------------------------------------
NAME                                           EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                                               -------------------------   -------------------------
Jeffrey P. Anthony                  0              426,667 / 120,000                  0 / 0
Ann M. Alexander                    0                    0 / 100,000                  0 / 0
Walter G. Hamilton                  0              108,148 /  93,629                  0 / 0
C. David Hayden                     0                    0 / 150,000                  0 / 0
Gregory C. Jensen                86,000             49,926 /  63,185                  0 / 0
James W. Shepperd                   0              105,000 /  60,000                  0 / 0

(1) Assumes a market price equal to $0.36 per share, the average of the closing bid and asked price on the SmallCap Market on December 29, 2000.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee presently consists of Messrs. Devine and Santangelo. During the most recently completed fiscal year, the Board did not have an option committee. The full Board, based upon recommendations of the Compensation Committee, determined whether to make option grants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of the Record Date by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each of the Company's directors; (iii) each person nominated to serve as a director of the Company; (iv) each of the Named Executive Officers (as hereinafter defined); and (v) all executive officers and directors of the Company as a group:


                                                          AMOUNTS AND
                                                           NATURE OF
NAME AND ADDRESS OF                                       BENEFICIAL            PERCENT
BENEFICIAL OWNER                                           OWNERSHIP            OF CLASS
----------------                                           ---------            --------
RMS Limited Partnership................................   11,927,312(1)            37.9
   50 West Liberty Street, Suite 650
   Reno, NV 89501

Jotter Technologies Inc................................    5,100,000               16.2
   1351528 Range Road 262
   Spruce Grove, Alberta, Canada T7Y 1C1

Home Shopping Network, Inc.............................    2,600,532                8.3
   Clearwater, FL 34618

Francis R. Santangelo..................................      991,710(2)             3.1
   10926 Tamarisk Trail
   Boynton Beach, FL 33436

Hector J. Alcalde......................................      110,000(2)             *

Jeffrey P. Anthony.....................................      426,667(2)             1.3

Glenn Argenbright......................................       20,000(2)             *

Frank M. Devine........................................      347,249(2)             1.1

Robert J. Rosenblatt...................................           - 0 -             *

Robert M. Smibert......................................           - 0 -             *

Ann M. Alexander.......................................           - 0 -             *

Walter G. Hamilton.....................................      108,148(2)             *

C. David Hayden........................................           - 0 -             *

Gregory C. Jensen......................................       49,926(2)             *

James W. Shepperd......................................      130,000(2)             *

Executive officers and directors
   as a group (12 persons)                                 2,183,700                6.7 (2)

--------------

(1) Excludes 59,500 shares of Common Stock owned by certain trusts of which Roy Speer's children and grandchildren are beneficiaries. Mr. Speer is the sole stockholder and a director of Crystal Diamond, Inc., the managing general partner of RMS, and is a non-managing partner of RMS. RMS and Mr. Speer disclaim beneficial ownership of such shares of Common Stock.

(2) Includes shares of Common Stock that can be acquired by exercise of vested and exercisable stock options within 60 days of April 19, 2001, as follows: Mr. Santangelo - 83,333 shares; Mr. Alcalde - 110,000 shares; Mr. Anthony - 426,667 shares; Mr. Argenbright - 20,000; Mr. Devine - 331,666 shares; Mr. Hamilton - 108,148 shares; Mr. Jensen - 49,926 shares; Mr. Shepperd - 105,000 shares.

     Excludes 120,000, 40,000, 93,629, 150,000, 63,185, 60,000, and 100,000
shares issuable upon exercise of outstanding options which either have not vested or are not exercisable and which will not vest or which may not be exercisable within 60 days of April 19, 2001 in favor of Messrs. Anthony, Argenbright, Hamilton, Hayden, Jensen, Shepperd and Ms. Alexander, respectively.


*    Less than 1%.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

     On November 13, 2000, each of Jeffery P. Anthony, the Chief Executive Officer and a director of the Company, James W. Shepperd, the Chief Financial Officer of the Company, and RMS Limited Partnership, a beneficial owner of more than 10% of the Company's Common Stock, entered into loan agreements with SAFLINK for an aggregate principal amount of $1,050,000 (the "Bridge Financing"). Both Messrs. Anthony and Shepperd agreed to loan $25,000 to the Company, and RMS Limited Partnership agreed to loan $1.0 million to the Company. In addition, Mr. Anthony loaned SAFLINK an additional $5,000 on March 6, 2001 and Glenn Argenbright, also a director of the Company, loaned the Company $10,000 on March 6, 2001 and $10,000 on March 13, 2001 on the same terms. Under the terms of the Bridge Financing, each of these lenders may participate in any financing undertaken by SAFLINK prior to the maturity date of the notes (the "Financing") by electing to receive, in lieu of repayment of the note, securities of the same class and on the same terms as issued in such financing. In the event participants in the Bridge Financing do not elect to accept shares of common stock and warrants in lieu of repayment of the bridge loans, proceeds from the Financing will be used in part to repay the bridge loan. While the Company also agreed to issue warrants allowing bridge lenders to purchase one share of SAFLINK common stock for each $4.00 invested, the insiders elected not to accept the warrants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SAFLINK Corporation


                                    By:   /s/ Jeffrey P. Anthony
                                        ---------------------------------------
                                          Jeffrey P. Anthony
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


            Signature                            Title                                   Date
            ---------                            -----                                   ----
     /s/ Jeffrey P. Anthony               Chairman, President, Chief                April 30, 2001
-----------------------------------       Executive Officer and
         Jeffrey P. Anthony               Director


    /s/ James W. Shepperd                 Chief Financial Officer                   April 30, 2001
-----------------------------------       (Principal Financial
        James W. Shepperd                 Officer and Principal
                                          Accounting Officer)

              *                           Director                                  April 30, 2001
-----------------------------------
        Hector J. Alcalde


              *                           Director                                  April 30, 2001
-----------------------------------
        Glenn Argenbright


              *                           Director                                  April 30, 2001
-----------------------------------
        Frank M. Devine


              *                           Director                                  April 30, 2001
-----------------------------------
        Robert J. Rosenblatt


              *                           Director                                  April 30, 2001
-----------------------------------
        Francis R. Santangelo


              *                           Director                                  April 30, 2001
-----------------------------------
        Robert Smibert

*By Power of Attorney:
/s/ James W. Shepperd
----------------------
James W. Shepperd
Attorney-in-Fact