Form 10-K/A
period 2000-12-31
SAFLINK CORP
filed 2001-04-30
CIK 847555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                          Amendment No. 2 to Form 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I

Item 1.  Business - Recent Developments

         We have been attempting to raise $10 million through the private placement of Series E convertible preferred stock and warrants to purchase common stock. While we have been able to obtain expressions of interest from certain potential investors, including receipt of a non-binding term sheet for the investment of $3 million from a lead investor, we have not been able to obtain the additional commitments needed to meet the minimum amount required to close the placement. Our cash at April 27, 2001 was approximately $7,000 and we have not been able to identify a source of funds to cover our Canadian payroll which is due on April 30, 2001 or our U.S. payroll which is due on May 4, 2001. In addition, our trade accounts payable of approximately $2.5 million includes more than $1.3 million that is past due more than 90 days and we are under increasing pressure from creditors. Accordingly, unless we are able to identify a source of significant additional funding immediately, we expect that it will be necessary to lay off virtually all of our employees and discontinue operations as early as sometime during the week of April 30, 2001.

         We received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. This request for a hearing stays any delisting action, pending the Panel's decision. Nasdaq notified us on April 20, 2001 that a hearing will be held on June 7, 2001. There can be no assurance the Company will be successful in its appeal of the Staff's Determination.

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

     RMS Limited Partnership, a Nevada limited partnership controlled by Roy M. Speer ("RMS"), and Francis R. Santangelo, acting together, are in a position immediately to exercise significant control over the general affairs of the Company, to control the vote on any matters presented to stockholders and to direct the business policies of the Company. As of April 19, 2001, RMS and Mr. Santangelo beneficially owned approximately 37.9% and 3.1% of the common stock of the Company, respectively. RMS and Mr. Santangelo are parties to a certain stockholders' voting agreement pursuant to which they agreed to vote certain shares for directors nominated by RMS, and not to vote in favor of certain specified actions unless agreed to by RMS.

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

     The Board, on the recommendation of the Compensation Committee, granted options to purchase shares of Common Stock to each Named Executive Officer hired in 2000 in order to provide long-term incentives to such officers. In addition, the Board, on the recommendation of the Compensation Committee, granted options to purchase shares of Common Stock to Messrs. Hamilton and Jensen as part of the relocation assistance package provided to them in connection with the move of the Company's offices from Tampa, Florida to Redmond, Washington. Such options become exercisable pro rata on each of the next three anniversaries of the grant date and the exercise price of options granted to new employees was set at the average of the closing bid and asked price of the Common Stock on the SmallCap Market on the date of such grant. The exercise price of options granted to Messrs. Hamilton and Jensen during 2000 was set at $1.00 below the average of the closing bid and asked price of the Common Stock on the SmallCap Market on the date of such grant. No options were granted to directors during fiscal year 2000.

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


                                                          AMOUNTS AND
                                                           NATURE OF
NAME AND ADDRESS OF                                       BENEFICIAL            PERCENT
BENEFICIAL OWNER                                           OWNERSHIP            OF CLASS
----------------                                           ---------            --------
RMS Limited Partnership................................   11,927,312(1)            37.9
   50 West Liberty Street, Suite 650
   Reno, NV 89501

Jotter Technologies Inc................................    5,100,000               16.2
   1351528 Range Road 262
   Spruce Grove, Alberta, Canada T7Y 1C1

Home Shopping Network, Inc.............................    2,600,532                8.3
   P.O. Box 9090
   Clearwater, FL 34618

Francis R. Santangelo..................................      991,710(2)             3.1
   10926 Tamarisk Trail
   Boynton Beach, FL 33436

Hector J. Alcalde......................................      110,000(2)             *

Jeffrey P. Anthony.....................................      426,667(2)             1.3

Glenn Argenbright......................................       20,000(2)             *

Frank M. Devine........................................      347,249(2)             1.1

Robert J. Rosenblatt...................................           - 0 -             *

Robert M. Smibert......................................           - 0 -             *

Ann M. Alexander.......................................           - 0 -             *

Walter G. Hamilton.....................................      108,148(2)             *

C. David Hayden........................................           - 0 -             *

Gregory C. Jensen......................................       49,926(2)             *

James W. Shepperd......................................      130,000(2)             *

Executive officers and directors
   as a group (12 persons)                                 2,183,700                6.7 (2)

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