Form 10-Q
period 2001-03-31
SAFLINK CORP
filed 2001-05-21
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                          COMMISSION FILE NUMBER 0-2027


                               SAFLINK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                95-4346070
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


           18650 N.E. 67TH COURT, SUITE 210, REDMOND, WASHINGTON 98052
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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


          THERE WERE 31,304,195 SHARES OF SAFLINK CORPORATION'S COMMON STOCK OUTSTANDING AS OF MAY 18, 2001.

                               SAFLINK CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

         a.       Condensed Consolidated Balance Sheets
                  as of March 31, 2001 and December 31, 2000..........................1

         b.       Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 2001 and 2000..................2

         c.       Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2001 and 2000..................3

         d.       Notes to Condensed Consolidated Financial Statements................4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Result of Operations..................................8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........13

Part II. Other Information
         Item 1.  Legal Proceedings .................................................14

         Item 2.  Changes in Securites...............................................14

         Item 3.  Default upon Senior Securities.....................................15

         Item 6.  Exhibits and Reports on Form 8-K...................................15

Signature............................................................................16

================================================================================
                         PART 1 - FINANCIAL INFORMATION
================================================================================
ITEM 1.  FINANCIAL STATEMENTS

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                 ASSETS            March 31,     December 31,
                                                      2001           2000
                                                        (In thousands)
Current assets:
   Cash and cash equivalents                        $    126       $  1,108
   Accounts receivable, net                              109            153
   Inventory                                              51             25
   Investments                                           122            102
   Prepaid expenses and other current assets             126            244
                                                    --------       --------
     Total current assets                                534          1,632
Furniture and equipment, net                             824            869
Intangible assets, net                                 4,891          5,344
Other assets                                             134            152
                                                    --------       --------
                                                    $  6,383       $  7,997
                                                    ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $  2,525       $  1,494
   Accrued liabilities                                   588            693
   Bridge notes payable                                2,864          2,437
   Deferred revenue                                      216            286
                                                    --------       --------
     Total current liabilities                         6,193          4,910
Long-term debt, net of discounts                       1,504          1,485
                                                    --------       --------
                                                       7,697          6,395
Stockholders' equity (deficit):
   Common stock                                          313            262
   Common stock issuable in asset purchase              --            3,228
   Deferred stock-based compensation                     (71)           (81)
   Additional paid-in capital                         60,090         56,865
   Accumulated deficit                               (61,646)       (58,672)
                                                    --------       --------
                                                      (1,314)         1,602
                                                    --------       --------
                                                    $  6,383       $  7,997
                                                    ========       ========

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED MARCH 31,
                                                               2001              2000
                                                           ------------      ------------
Products and services:
   Software                                                $         26      $        140
   Hardware                                                           1               216
   Services and other                                               145                60
                                                           ------------      ------------
      Total revenue                                                 172               416

Cost of products and services sold:
   Software                                                          13                27
   Hardware                                                           1               155
   Services and other                                                60                19
                                                           ------------      ------------
      Total cost of revenue                                          74               201
                                                           ------------      ------------

          Gross profit                                               98               215

Operating expenses:
   Product development                                              984               971
   Sales and marketing                                              176               445
   Amortization of intangible assets                                440              --
   Relocation                                                      --                  88
   General and administrative                                     1,199               664
                                                           ------------      ------------
      Total operating expenses                                    2,799             2,168
                                                           ------------      ------------

          Loss from operations                                   (2,701)           (1,953)

Interest and other income                                             2                61
Interest expense                                                   (275)             --
                                                           ------------      ------------
          Net loss                                               (2,974)           (1,892)

Preferred stock dividend                                           --                 123
                                                           ------------      ------------

          Net loss attributable to common stockholders     $     (2,974)     $     (2,015)
                                                           ============      ============


Basic and diluted loss per common share                    $      (0.10)     $      (0.11)
                                                           ============      ============


Weighted average number of common shares outstanding         31,267,437        19,094,460
                                                           ============      ============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                   THREE MONTHS ENDED MARCH 31,
                                                                       2001          2000
                                                                     -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(2,974)      $(1,892)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock-based compensation                                             10           107
      Depreciation and amortization                                      544            45
      Amortization of deferred financing costs                            56          --
      Amortization of discount on note payable                            19          --
      Changes in assets and liabilities:
          Accounts receivable                                             44          (157)
          Inventory                                                      (26)           10
          Prepaid expenses and other current assets                      118           (80)
          Other assets                                                    18           (60)
          Accounts payable                                             1,031            32
          Accrued liabilities                                           (105)         --
          Deferred revenue                                               (70)          (25)
                                                                     -------       -------
               Net cash used in operating activities                  (1,335)       (2,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment                                     (46)         (127)
Increase in investments                                                  (20)         --
                                                                     -------       -------
               Net cash used in investing activities                     (66)         (127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bridge notes and warrants                      389          --
Proceeds from issuance of common stock upon exercise of
     employee stock options and investor warrants                         30           996
                                                                     -------       -------
               Net cash provided by financing activities                 419           996
                                                                     -------       -------
              Net decrease in cash and cash equivalents                 (982)       (1,151)
Cash and cash equivalents at beginning of period                       1,108         5,335
                                                                     -------       -------
Cash and cash equivalents at end of period                           $   126       $ 4,184
                                                                     =======       =======

NON CASH FINANCING AND INVESTING ACTIVITIES:
         Preferred stock dividend                                    $  --         $   123

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the "Company" or "SAFLINK"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

         The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "SEC") on April 17, 2001.

         Certain items in the 2000 financial statements and the notes thereto have been reclassified to conform with the 2001 presentation of such items.

2.       INVESTMENTS

         At March 31, 2001, investments consist of a $103,000 bank time certificate of deposit pledged to secure a letter of credit in lieu of a security deposit related to the lease of the Company's headquarters facility and a $19,000 bank time certificate of deposit pledged to secure a credit card issued to the Company. During April and May of 2001, approximately $94,000 of the $103,000 certificate of deposit was used to pay March through May 2001 lease payments. These investments are carried at cost.

3.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2001, the Company issued (i) 5.1 million shares of Common Stock to Jotter Technologies Inc. as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company, (ii) 10,000 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan and (iii) 37,500 shares of Common Stock upon exercise of investor warrants. The options had an exercise price of $1.34 per share, which equaled fair value on the dates of grant. The warrants had an exercise price of $0.50 per share.

4.       SIGNIFICANT CUSTOMERS

         Two customers accounted for approximately 56% and 31% of the Company's revenues for the quarter ended March 31, 2001. Two customers accounted for approximately 62% and 11% of the Company's revenues for the quarter ended March 31, 2000.

                              SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       COMPREHENSIVE LOSS

         For the quarter ended March 31, 2001, total comprehensive loss was $2,974,000, which equaled the net loss for the quarter. For the quarter ended March 31, 2000, total comprehensive loss was $2,052,000, which consisted of a net loss of $1,892,000 and unrealized holding losses on investments of $160,000.

6.       NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 4.4 million and 3.8 million common shares at March 31, 2001 and 2000, respectively, and preferred stock convertible into approximately 6.3 million common shares at March 31, 2000.

7.       SEGMENT INFORMATION

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.       LEGAL PROCEEDINGS

         On June 16, 1999, International Interest Group, Inc. filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the Company's alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) recission by IIG against the Company and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Each party to this action filed a motion for summary judgment with the court on March 29, 2001, but the court has not ruled on such motions as of May 18, 2001. Trial has been set for July 18, 2001. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have an impact on the consolidated financial statements.

10.      GOING CONCERN

         The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. The Company incurred an additional net loss of $3.0 million and used cash of $1.3 million in operating activities for the quarter ended March 31, 2001. At March 31, 2001, the Company has a net working capital deficiency of $5.7 million and has an accumulated deficit of $61.6 million. To address these liquidity issues, the Company has taken steps to obtain additional capital through an equity financing.

         There can be no assurance that the Company will be able to raise capital, achieve profitability, or generate cash from operations. If the Company is unable to obtain financing in the near term, it will be forced to discontinue operations. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

11.      SUBSEQUENT EVENTS

         On April 10, 2001 the Company announced that Jotter Technologies Inc. will convert its outstanding $1.64 million note, plus accrued interest of $33,635 into SAFLINK common stock at $1.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by SAFLINK in December 2000. Upon conversion of the debt, Jotter will own 6,770,115 shares of SAFLINK common stock, representing approximately 20.6% of the Company's outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.

         On April 20, 2001 the Company announced that it received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. This request for a hearing stays any delisting action, pending the Panel's decision. The hearing date has been set for June 7, 2001. There can be no assurance the Company will be successful in its appeal of the Staff's Determination.

         On May 21, 2001, the Company announced that it received $440,000 of additional bridge financing and $125,000 upon the exercise of warrants to purchase 250,000 shares of Common stock at $0.50 per share in April and May 2001. The additional bridge funds were received on substantially similar terms to those of the $2.9 million bridge financings completed in November 2000 and March 2001. The Company issued unsecured notes, which bear interest at 12% per annum and mature in May 2001. Holders of the notes will be entitled to participate in any financing that the Company undertakes prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. The Company also issued warrants to purchase 110,000 shares of common stock for $1.50 per share.

         Cash at May 18, 2001 was approximately $15,000. In addition, trade accounts payable of approximately $2.6 million includes approximately $1.4 million that is past due more than 90 days and the Company is under increasing pressure from creditors. Accordingly, unless the Company is able to identify a source of significant additional funding immediately, the Company expects that it will be necessary to lay off virtually all of its employees and discontinue operations at any time.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

        o   our need for additional funds to continue operations;
        o   control of the Company;
        o our limited operating history and substantial accumulated net losses;
        o   the SmallCap Market eligibility and maintenance requirements;
        o   the possible delisting of our Common Stock from the SmallCap Market;
        o   technological and market uncertainty;
        o   rapid changes in technology;
        o   competition;
        o   our dependence upon software licensors;
        o our ability to retain key employees and to attract high quality new employees;
        o shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock;
        o   there is a limited public market for our common stock;
        o the market price for our stock has been and may continue to be volatile;
        o we are exploring an acquisition strategy with which we have no experience;
        o our dependence on significant growth in the biometrics market which is a developing market;
        o   our marketing partners' ability to promote our products; and
        o   our failure to pay dividends.

These factors are discussed in greater detail in our Annual Report on Form 10-K filed with the SEC on April 17, 2001.

A.       RECENT EVENTS

         o On April 20, 2001 we announced that we received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. This request for a hearing stays any delisting action, pending the Panel's

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


            decision. The hearing date has been set for June 7, 2001. There can be no assurance we will be successful in our appeal of the Staff's Determination.

         o In May 2001, we announced that we received $440,000 of additional bridge financing in April and May 2001. Such funds were received on substantially similar terms to those of the $2.9 million bridge financing completed in November 2000 and March 2001. We issued unsecured notes, which bear interest at 12% per annum and mature in May 2001. Holders of the notes will be entitled to participate in any financing that we undertake prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. We also issued warrants to purchase 110,500 shares of common stock for $1.50 per share. In April 2001, we received $125,000 upon the exercise of warrants to purchase 250,000 shares of Common Stock at $0.50 per share.

         o We have been attempting to raise additional working capital by means of a private placement of equity securities. While we have been able to obtain expressions of interest from certain potential investors, there is no assurance that we will be able to close the placement. Our cash at May 18, 2001 was approximately $15,000. In addition, our trade accounts payable of approximately $2.6 million includes approximately $1.4 million that is past due more than 90 days and we are under increasing pressure from creditors. Accordingly, unless we are able to identify a source of significant additional funding immediately, we expect that it will be necessary to lay off virtually all of our employees and discontinue operations at any time.

B.       RESULTS OF OPERATING ACTIVITIES

         We incurred net losses attributable to common stockholders of approximately $3.0 million and $2.0 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in net loss of approximately $959,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($394,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($440,000), partially offset by decreases in personnel expense ($178,000) and relocation expenses incurred in the quarter ended March 31, 2000 ($88,000) with no such expenses in the quarter ended March 31, 2001. Sales and marketing expenses decreased to $176,000 for the quarter ended March 31, 2001 from $445,000 for the quarter ended March 31, 2000 due a lack of cash. We incurred interest expense of $275,000 on bridge loans for the quarter ended March 31, 2001 with no comparable expense for the quarter ended March 31, 2000.

REVENUE AND COST OF REVENUE

         Revenue of approximately $172,000 for the three months ended March 31, 2001 decreased approximately $244,000 (59%) from revenue of approximately $416,000 for the three months ended March 31, 2000. Our ability to close new business during the quarter ended March 31, 2001 was seriously reduced by the lack of funds available for sales and marketing activities.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The approximately $127,000 decrease in cost of revenue was primarily attributable to the decrease in revenue.

         The Company's gross margin percentages for the three-month periods ended March 31, 2001 and 2000 were approximately 57% and 52%, respectively. The changes from 2000 to 2001 were primarily due to a change in product mix, which included a significantly higher percentage of revenue from services and other in 2001 than in 2000.

OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2001 increased approximately $631,000 (29%) to approximately $2.8 million from approximately $2.2 million for the same period in 2000. This increase was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($394,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($440,000), partially offset by decreases in personnel expense ($178,000) and relocation expenses incurred in the quarter ended March 31, 2000 ($88,000) with no such expenses in the quarter ended March 31, 2001. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2001, as compared to the same period in 2000:


(Dollars in thousands)                INCREASE       INCREASE
                                     (DECREASE)     (DECREASE)
                                     ----------     ---------
Product development                    $  13            1%
Sales and marketing                     (269)         (60)
Amortization of intangible assets        440          N.M.*
Relocation                               (88)        (100)
General and administrative               535           81
                                       -----        -----
                                       $ 631           29%
                                       =====        =====
*  Not meaningful

PRODUCT DEVELOPMENT - The nearly stable level in product development expenses is the result of our efforts to contain costs as we continued our efforts to obtain needed additional working capital, while still enhancing our current products to meet the requirements of identified sales prospects. We expect to continue to incur product development expenses, but at a reduced level for the near term, in order to conserve cash as we focus our efforts on consummating sales of existing products to identified sales prospects.

SALES AND MARKETING - The decrease in sales and marketing expenses was primarily due to decreases in employee expenses, travel, and advertising expenses due to our need to conserve cash while we focused our efforts on securing needed working capital. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions in the foreseeable future. While we intend to maintain tight control over sales and marketing expenses in the near term as we focus our efforts to consummate sales to currently identified prospects, we expect our sales and marketing expenses to increase over the longer term as the market for our products and services develops.

GENERAL AND ADMINISTRATIVE - The increase in general and administrative expenses was primarily due to an increase of approximately $394,000 in professional services related to the Company's financial difficulties and fund raising efforts. If we are successful in obtaining the additional financing we require to continue our operations, we intend to implement a concerted cost reduction effort while we focus our efforts on consummating sales to already identified sales prospects.

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         Cash and working capital (deficit) as of March 31, 2001 were approximately $126,000 and $(5.7 million), respectively, compared to approximately $1.1 million and $(3.3 million), respectively, as of December 31, 2000. The decrease in the Company's cash and working capital as of March 31, 2001 compared to December 31, 2000 was primarily due to net operating losses, partially offset by proceeds of approximately $389,000 from the issuance of bridge notes and warrants and $30,000 upon the exercise of employee stock options and investor warrants during the quarter ended March 31, 2001.

         Cash as of May 18, 2001, was approximately $15,000. The decrease from March 31, 2001 was primarily due to operating losses partially offset by an increase in accounts payable of approximately $126,000 and an increase in bridge notes payable of approximately $440,000. The resulting accounts payable balance of approximately $2.6 million includes approximately $1.4 million of obligations past due more than 90 days.

         We expended net cash at a rate of approximately $467,000 per month (before considering approximately $389,000 of proceeds from the issuance of additional bridge notes and the receipt of approximately $30,000 from the exercise of warrants) during the first quarter of 2001. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our immediate working capital needs.

         We require significant additional funds to continue our operations. We are presently attempting to raise additional working capital through a private placement of equity securities. While we have received expressions of interest from certain accredited investors, there is no assurance that we will be able to obtain sufficient financing to continue our operations. If additional financing is not obtained in the near term, we expect that it will be necessary to cease operations. Any equity financing completed by the Company is likely to result in very substantial dilution to existing stockholders.

         Even if a financing is completed, we will require significant additional funds to continue our operations into the year 2002. Options we are reviewing to obtain such additional financing include, but are not limited to the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


the needed funding or to create what we believe would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

DIVIDENDS

         Since our incorporation, we have not paid or declared dividends on our Common Stock, nor do we intend to pay or declare cash dividends on our Common Stock in the forseeable future.

                              SAFLINK CORPORATION
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to the $122,000 time certificates of deposit included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

         The Company maintains an office and currently has 17 employees located in Canada. Expenses related to this office are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2001, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On June 16, 1999, International Interest Group, Inc. filed suit against us and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to our alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) our breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) recission by IIG against us and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Each party to this action filed a motion for summary judgment with the court on March 29, 2001, but the court has not ruled on such motions as of May 18, 2001. Trial has been set for July 18, 2001. We do not believe the claims have any merit and we intend to vigorously defend ourselves in this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

         On March 13, 2001, the Company issued 5,100,000 shares of its Common Stock to Jotter Technologies Inc. pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company. Shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relavent information. These shares were registered under Registration Statement No. 333-54084.

         On March 13, 2001, the Company issued a warrant to purchase up to 62,500 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until March 31, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

         On March 21, 2001, the Company issued warrants to purchase up to 17,188 shares of its Common Stock, $.01 par value, as partial consideration for two bridge loans. The warrants were fully vested on grant and are exercisable until March 31, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grants. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

         On March 21, 2001, the Company issued 37,500 shares of its Common Stock, $.01 par value, for proceeds of $18,750 upon exercise of investor warrants. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information

         On March 29, 2001, the Company issued a warrant to purchase up to 11,250 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until March 31, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Bridge loans made in November 2000, March 2001 and April 2001, totaling $2,913,750, were not paid on their maturity date of May 12, 2001. The holders have not made demand for payment and it is expected that such holders will agree to extend the maturity date of all such loans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                None

          (b)   Reports on Form 8-K

                The Company filed a Current Report on Form 8-K on January 2, 2001 reporting the specifics of the December 15, 2000 asset purchase agreement between the Company and Jotter Technologies Inc.

         The Company filed a Current Report on Form 8-K on April 19, 2001 reporting the receipt of $413,750 of proceeds from the issuance of bridge notes and the receipt of $18,750 of proceeds upon the exercise of investor warrants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SAFLINK CORPORATION


DATE:   May 21, 2001                     BY: /S/ JAMES W. SHEPPERD
                                             ----------------------------
                                             James W. Shepperd
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)