Form 10-K/A
period 2000-12-31
SAFLINK CORP
filed 2001-06-22
CIK 847555

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                         Amendment No. 3 to Form 10-K

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

                      18650 N.E. 67/th/ Court, Suite 210
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [_]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock on May 30, 2001, was $2,677,211. There were 31,504,195 shares of Common Stock outstanding as of May 30, 2001.

     This Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Report") is being filed to update the information set forth in the Explanatory Note immediately preceding Part I of the Report.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

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

     The risks, uncertainties and other factors that might cause such differences are discussed in our Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein. Such risks and uncertainties include, but are not limited to, the uncertainty of our ability to obtain the additional funding we need to continue operations beyond the middle of 2002.

                                EXPLANATORY NOTE

     SAFLINK Corporation is filing this Amendment No. 3 to its Annual Report on Form 10-K for the year ended December 31, 2000 to update the Report for certain recent developments, including the June 5, 2001 issuance of 40,000 shares of Series E Preferred Stock and warrants in exchange for gross proceeds of $8,000,000, including the conversion of certain bridge notes. The following portions of the Report have been revised to reflect the impact of this financing:

     .   Part I, Item 1.    Recent Developments
     .   Part I, Item 1.    Employees
     .   Part I, Item 3.    Legal Proceedings
     .   Part I, Item 5.    Market for Registrant's Common Equity and Related
                            Stockholder Matters
         Part II, Item 5.   Management's Discussion and Analysis of Financial
                            Condition and Results of Operations -Liquidity and
                            Capital Resources; and Factors that May Affect
                            Future Results
     .   Part II, Item 7.   Exhibits, Financial Statement Schedules and Reports
                            on Form 8-K
     .   Part IV, Item 14   Independent Auditors' Report
                            Footnotes to Financial Statements - Notes 12 and 13


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

     The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

          .    something known such as a password, PIN, or mother's maiden name;
               ---------------

               .    something carried such as a token, card, or key; or
                    ----------------
               .    something physical such as fingerprint, iris or voice
                    ------------------
                    pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

 .    In April 2001, we announced that Jotter Technologies Inc. agreed to convert the remaining balance ($1.64 million) of the $1.7 million note issued to it as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, plus accrued interest of $33,635, into shares of SAFLINK common stock at $1.00 per share. The conversion of such note is subject to shareholder approval. If approved by the shareholders at the upcoming annual meeting, upon conversion of the debt, Jotter will own 6,770,115 shares of SAFLINK common stock, representing approximately 20.4% of SAFLINK's issued and outstanding shares of common stock. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.

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

 .    On June 5, 2001, we issued 40,000 shares of convertible preferred stock and warrants to purchase up to 44.3 million shares of common stock for gross proceeds of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E preferred stock issued in this transaction is convertible into 40 million shares of SAFLINK common stock at any time until June 5, 2004. Pending receipt of stockholder approval of the financing, holders of the preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction. We also issued placement agent warrants to purchase 3.0 million shares of common stock at $0.20 per share exercisable until June 5, 2006. Debt holders representing $2.3 million in bridge notes and accrued interest at the time of closing exercised their right to participate in the financing. In addition, RMS Limited Partnership agreed to extend its $1 million bridge note and accrued interest for an additional 12 months and we agreed to apply 50% of any proceeds received from the exercise of the warrants issued in the transaction towards principal and interest payments during the extension period. The remaining $203,000 in outstanding bridge notes and accrued interest were repaid from the proceeds of the financing. In connection with the financing, we have agreed to seek stockholder approval at our next annual stockholders meeting for (i) the issuance of common stock upon conversion of the preferred stock and warrants issued in the financing, (ii) a new stock option plan, (iii) a reverse split of its common stock sufficient to meet NASDAQ's continued listing requirements
     (and in any event not less than 1:5), and (iv) the issuance of common stock to Jotter Technologies, Inc. upon conversion of the balance of the note issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter on December 15, 2000.

 .    On April 16, 2001, the Company received a Nasdaq Staff Determination indicating that the Company has failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market.

     On May 31, 2001, the Company was notified by Nasdaq that The Nasdaq SmallCap Market halted trading in SAFLINK's common stock, pursuant to Rule 4330(a)(2) of the Nasdaq Marketplace Rules, due to the inclusion in SAFLINK's Annual Report on Form 10-K of a disclaimer opinion by SAFLINK's independent accountants with respect to financial statements required to be certified by such accountants.

     The Company received a Nasdaq Staff Determination, dated May 31, 2001, indicating that the Company has failed tocomply with the net tangible assets/market capitalization/net income and shareholder approval requirements for continued listing set forth in Nasdaq Marketplace Rules 4310(c)(2) and 4350(i)(1)(c)(ii)(b), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. Further, the Company was notified that the Company's Form 10-K for the fiscal year ended December 31, 2000 contained a "disclaimer opinion" and therefore did not comply with Nasdaq's filing requirement, as set forth in Marketplace Rule 4310(c)(14).

     The Company appealed the Staff's Determination and a hearing was held before the Nasdaq Listing Qualifications Panel on June 7, 2001 to address these issues. At the hearing, Nasdaq requested additional information and took no action. The Company has provided the requested information and continuing its efforts to meet The Nasdaq SmallCap's continued listing requirements.

 .    The Company has taken measures to restructure its operations and reduce operating expenses. As part of the restructuring, Glenn L. Argenbright, the former Chief Executive of Jotter Technologies, Inc., has replaced
     Jeffrey P.

     Anthony as the Company's Chairman, Chief Executive Officer and President. Mr. Anthony also resigned from the Board of Directors effective June 8, 2001. Steven M. Oyer, a director of Jotter Technologies, Inc., has replaced James W. Shepperd as Chief Financial Officer. The Company has also taken measures to conserve working capital and enhance cash flow while pursuing revenue opportunities through sales. The plan includes an immediate 42% reduction in the Company's workforce and the closure or downsizing of certain offices.

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

 .    SAFsite - This server product enables the integration of biometric
     -------
     authentication into Web applications developed from leading web rapid application development (RAD) products such as Microsoft's InterDev, Allair's Cold Fusion, and Pervasive's Tango. SAFsite manages centralized storage and matching of user biometric credentials through its unique SAFserver(TM) component. SAFserver provides a means of storing biometric templates on an encrypted and physically secure database in close proximity to the Web server resource. The Web server sends authentication requests and receives match results from the SAFserver via a range of interface mechanisms that can be tailored to the specific Web environment. SAFsite also provides functionality including browser plug-ins and extensions to support a wide range of biometric capture devices and algorithms. An example of a site built using SAFsite can be found at www.safbank.com, a demonstration site that mimics an online bank requiring biometric authentication to access financial account information.

 .    JotterSAF - This client product is the first ever biometrically enabled
     ---------
     interactive desktop micro-portal that allows individual control of personal information shared over the Internet. JotterSAF combines convenience and ease of use features, such as form fill and password vaulting with the security of biometrics.

Enterprise Products:
--------------------

          Our enterprise products are designed to operate on domain-based networks and include:

 .    SAF2000 - A professional software suite that includes:
     -------

     .    SAF/nt - Integrates with the Microsoft Windows NT security interface
          ------
          and enhances the password authentication provided by Windows NT with a multi-biometric capability. SAF/nt is the foundation of the SAF2000 product line, offering baseline multi-biometric log-on capability for initial access to the Windows NT domain server from a variety of Windows client workstations including those based on Windows 95/98, Windows NT, or Windows 2000 operating systems.
     .    SAF/iis - Integrates into the Microsoft Internet Information Server
          -------
          (IIS), offering multi-biometric security to Web resources accessed through the combination of IIS and Microsoft's Internet Explorer
     .    SAF/netware - Integrated into the Novell NetWare NDS interface,
          -----------
          SAF/netware enhances the password authentication provided by NetWare with a multi-biometric capability. SAF/netware also supports a mixed environment of Windows NT and Novell servers within a corporate domain infrastructure.
     .    SAF/entrust - Provides a biometric authentication front-end to
          -----------
          Entrust's public key infrastructure (PKI) products. SAF/entrust provides secure access to critical encryption keys by replacing the standard password prompt with a range of biometric choices to provide positive identification of the user when releasing their private key for authentication, secure email, and digital signature transactions.
     .    SAF/transactions - For those situations where authentication is
          ----------------
          required above and beyond initial domain or workstation log-on, SAF/transactions provides an application interface that can be used to insert transaction-level biometric authentication into any enterprise client/server application.

 .    SAF/nmas - Shipped as a bundled feature with NMAS, Novell's unique
     --------
     framework that allows users to authenticate using different and multiple Novell Directory Service (NDS) authentication methods (including face, finger, voice, signature, iris, tokens, smart cards, and passwords).

 .    SAFeTrust - Extends the security functionality of Computer Associates'
     ---------
     eTrust Single Sign-On (SSO) product, to include support for a variety of biometric technologies, including face, finger and voice.

Desktop Products:
-----------------

 .    SAFtyLatch - Provides local PC file protection and privacy through
     ----------
     encryption and biometric authentication. Future releases of SAFtyLatch or successor products are expected to provide a complementary "front-end" to our SAFsite Internet product by providing an easy client interface to SAF enabled Web servers.

Marketing and Distribution

          We use both direct and indirect sales and marketing techniques to market our products and services. Our near-term efforts will be focused on direct sales to identified high profile end-user sales prospects. Our indirect sales activities provide support to channel partners by geographic region and vertical markets.

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

Competition

        Other companies which have also developed software products that utilize biometric identification technology and are active in the United States include, American Biometric Company, BioNetrix, Digital Persona, Inc., Identix Inc., I/O Software, Inc., and Keyware, Inc. Our strategy is to differentiate our products in the marketplace by offering products that are competitively priced, multi-biometrics enabled, open standards based, and scalable for large users.

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

Patents and Trademarks

          We hold four assigned patents covering fingerprint imaging technology which we intend to utilize to enhance and create strategic relationships with fingerprint technology companies, set-top hardware companies, and hand held peripheral manufacturers that will promote/use SAF software products:

1.   Patent 5,546,471: Ergonomic Fingerprint Reader Apparatus issued August 13,
     -----------------
     1996, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices; ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

2.   Patent 5,596,454: Uneven Surface Image Transfer Apparatus issued January
     -----------------
     21, 1997, provides for a high performance integrated optical system. We believe that this invention solves one significant problem of typical fingerprint capture devices: the large size of an optical element required to acquire a high resolution, distortion-free image of a fingerprint. Solving this problem dramatically reduces the physical footprint required for any peripheral device or integrated application of a fingerprint acquisition device. In addition, the invention specifies a single element multiple lens solution that dramatically reduces production cost while improving product reliability, durability and longevity.

3.   Patent 5,920,642: Ergonomic Fingerprint Reader Apparatus issued July 6,
     -----------------
     1999, is directed to improvements in set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator's preferences, modify the provided level of service, or authorize a transaction against a specific account.

4.   Patent 6,028,950: Fingerprint Controlled Set-Top Box issued February 22,
     -----------------
     2000, discloses a method for securing electronic commerce transactions initiated via a television set-top box using a fingerprint and is a continuation of Patent 5,920,642. The fingerprint can be acquired by a device built into the set top box or by a device built into the remote control unit. The stored fingerprint data of the customer can be stored in the set top box, a central server, distributed remote server, smart card, or other form of "portable data file." We believe that this invention solves the problem of positively identifying customers making e-commerce transactions from a home set top access terminal.

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

Employees

         As of June 13, 2001 we had 27 full-time employees as well as a full-time contract controller, a part-time contract Chief Financial Officer and a part-time contract Chief Executive Officer compared to 49 full-time employees and 2 full-time contract employees at March 31, 2001 and 33 full-time employees and 8 full-time contract employees as of March 13, 2000. The decrease between March 31, 2001 and June 13, 2001 is due to a staff reduction initiated as part of a corporate restructuring implemented following the closing of our recent financing. The increase between March 13, 2000 and March 31, 2001 reflects the hiring of 18 former employees of Jotter Technologies Inc, as well as our ongoing effort to prepare for what we expect to be a rapidly growing market for network and Internet security solutions. From time to time, we also utilize consultants for specific assignments.

         We are an employment-at-will employer and none of our employees are represented by a labor union. We believe that our relationship with our employees is good. We believe that our future success will depend in part on our ability to both retain our existing technical and other personnel and to attract and retain other qualified employees.

Item 2.  PROPERTIES

         We lease our current principal executive offices and server-based research and development facilities consisting of approximately 18,700 square feet located at 18650 N.E. 67/th/ Court, Suite 210, Redmond, Washington 98052. We also lease approximately 7,000 square feet of office space in Edmonton, Alberta, Canada as well as 3,400 square feet of office space in Reston, Virginia.

Item 3.  LEGAL PROCEEDINGS.

         On June 16, 1999, International Interest Group, Inc. filed suit against us and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to our alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) our breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) recission by IIG against us and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. On May 31, 2001, the Court ruled on the Defendants' Motions for Summary Judgment and Summary Adjudication. The Court (i) dismissed the case as against J. Anthony Forstmann; (ii) dismissed IIG's causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duty as against SAFLINK; and
(iii) limited the remaining issues in the case to breach of the Settlement Agreement (settling the underlying lawsuit) and false promise (by failing to use reasonable best efforts to file a Form S-3 Registration Statement or to use reasonable best efforts to register stock given to IIG in settlement of the prior lawsuit). Trial has been set for July 18, 2001. The Company does not believe the claims have any merit and intends to vigorously defend itself at trial.

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been listed on the Nasdaq SmallCap Market since April 27, 1993 (NASDAQ:ESAF); however, on May 31, 2001, Nasdaq suspended trading in our stock. There is no assurance that trading will recommence on Nasdaq or, if our stock is delisted, that a viable public market for our shares will develop in the future or, if one develops, that such a market will be sustained.

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


     On May 30, 2001 (the last day before trading was suspended by Nasdaq) the closing bid price of our common stock as reported on the SmallCap Market was $0.24. As of May 30, 2001 there were approximately 288 record holders of our common stock. As of March 29, 2001 there were approximately 7,530 beneficial holders of our common stock.

     Since our incorporation, we have not paid or declared dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

                                (in thousands except per share data)

                                                                            Year Ended December 31,
                                                       -------------------------------------------------------------------
Summary Operating Data                                     2000           1999          1998          1997           1996
--------------------------------------------------------------------------------------------------------------------------
Revenue                                                  $ 1,523        $ 1,303       $ 4,920       $ 1,585       $ 2,305
Net loss                                                  (8,956)        (3,927)       (1,384)       (7,424)       (7,340)
Preferred stock deemed dividend                                -              -             -         1,470         1,412
Preferred stock dividend and accretion                       348            104           278           350           303
Net loss attributable to common stockholders              (9,304)        (4,031)       (1,662)       (9,244)       (9,055)
Net loss per common share                                  (0.43)         (0.23)        (0.23)        (1.57)        (1.93)
Weighted average number of common shares                  21,602         17,541         7,216         5,875         4,680

                                                                            As of December 31,
                                                       -------------------------------------------------------------------
Summary Balance Sheet Data                                 2000           1999          1998          1997           1996
--------------------------------------------------------------------------------------------------------------------------
Total assets                                             $ 7,997        $ 6,782       $ 2,685       $ 2,578       $ 2,832
Total liabilities                                          6,395          1,184           716         1,807         1,348
Stockholders' equity                                       1,602          5,598         1,969           771         1,484

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

                                                          Changes In Operating Expenses
                                                        ---------------------------------
                                                          (000s)                Percent
                                                          ------                -------
Product development                                      $ 2,811                   204
Sales and marketing                                          424                    32
Minimum royalties                                           (375)                 (100)
Relocation expense                                           224                   N.M.*
Purchased in-process research and development                208                   N.M.*
General and administrative                                 1,679                    93
                                                         -------                 -----
                                                         $ 4,971                   102
                                                         =======                 =====

* Not meaningful

Product Development

     The increase in product development expenses was primarily due to the addition of staff to enhance current products and develop new products to meet anticipated demand for our products. While we expect product development expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect significant additional increases in product development expenses as we expand our product development efforts in the longer-term. If we do not obtain such additional funding, we expect that it will be necessary to discontinue product development efforts.

Sales and Marketing

     The increase in sales and marketing expenses was primarily due to increases in employee expenses, travel and advertising expenses as we added new staff to market our products. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions. While we expect sales and marketing expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect significant additional increases in sales and marketing expenses as we expand our sales and marketing efforts in the longer-term. If we do not obtain such additional funding, we expect that it will be necessary to discontinue sales and marketing efforts.

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

General and Administrative

     The increase in general and administrative expense was the result of increased spending on personnel, occupancy and professional services primarily due to additions to infrastructure to support our increased product development and sales and marketing activities and recognition of an impairment loss on prepaid royalties of approximately $438,000 in 2000, with no such loss in 1999. While we expect general and administrative expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect significant additional increases in general and administrative expenses as we add infrastructure to support increased product development and sales and marketing activities in the longer-term.

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

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 2000 over 1999 change in total operating expense by functional category:

                                                          Changes In Operating Expenses
                                                        ---------------------------------
                                                          (000s)                Percent
                                                          ------                -------
Compensation and related benefits                        $ 2,778                   129
Legal and professional services                              821                   152
Travel and entertainment                                     184                    63
Advertising and promotion                                    245                   134
Telephone and Internet                                        88                    56
Occupancy                                                    195                    88
Relocation                                                   224                  N.M.*
In process-research and development                          208                  N.M.*
Minimum royalty payments                                    (375)                 (100)
Impairment of prepaid royalties                              438                  N.M.*
Amortization                                                 105                  N.M.*
Depreciation                                                 (31)                  (13)
Other                                                         91                     2
                                                         -------                ------
                                                         $ 4,971                   102
                                                         =======                ======

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

                                                          Changes In Operating Expenses
                                                        ---------------------------------
                                                          (000s)                Percent
                                                          ------                -------
Product development                                       $  93                     7
Sales and marketing                                        (226)                  (15)
Minimum royalties                                          (125)                  (25)
General and administrative                                 (135)                   (7)
                                                          -----                  ----
                                                          $(393)                   (7)
                                                          =====                  ====

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

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 1999 over 1998 change in total operating expense by functional category:

                                                          Changes In Operating Expenses
                                                        ---------------------------------
                                                          (000s)                Percent
                                                          ------                -------
Compensation and related benefits                         $ 283                     15
Legal and professional services                             (37)                    (6)
Travel and entertainment                                     30                     11
Advertising and promotion                                    92                     40
Telephone and Internet                                      (42)                   (21)
Commission                                                 (351)                  (100)
Depreciation                                               (333)                   (59)
Other                                                       (35)                    (2)
                                                          -----                  -----
                                                          $(393)                    (7)
                                                          =====                  =====

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

     Cash as of June 13, 2001, was approximately $3.5 million. The increase from December 31, 2000 was primarily due to receipt of approximately $5.6 million of net proceeds from the private placement of 40,000 shares of Series E Preferred Stock and common stock purchase warrants completed on June 5, 2001 and receipt of approximately $854,000 of bridge loans in March through May 2001, partially offset by operating losses, payments of approximately $1.5 million of past due accounts payable, payments of approximately $100,000 of restructuring charges, payments of approximately $200,000 of prepaid expenses, bridge loan repayments of approximately $203,000, and payment of approximately $131,000 on behalf of Jotter Technologies Inc.

     We used cash of approximately $7.2 million for operating activities in 2000 compared to approximately $3.6 million used in 1999. The increased use of cash was primarily due to increases in operating expenses as we increased our product development, sales, and marketing activities in preparation for releases of our new Internet products.

     We expended net cash at a rate of approximately $508,000 per month (before considering approximately $414,000 of proceeds from the issuance of additional bridge notes and the receipt of approximately $19,000 from the exercise of warrants) during the first quarter of 2001. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our expected working capital needs beyond the middle of 2002.

     Absent a significant increase in sales, which itself may require a significant increase in working capital, we will require significant additional funds to continue our operations beyond the middle of 2002. While we anticipate receiving additional funds from the exercise of warrants issued in connection with the recently completed financing, we are also reviewing options to obtain additional financing. Such options include, but are not limited to, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. It is possible that any such additional infusion of capital would be in the form of the sale and issuance of additional shares of our common stock or securities that are convertible into our common stock, which would substantially increase the number of shares of common stock outstanding on a fully-diluted basis. The failure to obtain such additional funds could cause us to cease or curtail operations.
Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

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

Our failure to obtain the substantial financing we will need for our operations on acceptable terms, or at all, would severely impact our ability to run our business.

     We believe that our existing working capital, together with anticipated cash flows from sales from current contracts will be insufficient to meet our expected working capital needs beyond the middle of 2002. If we cannot raise additional financing prior to that time on acceptable terms, or at all, we would experience severe financial and operating difficulties, including the probable discontinuance of operations. If we discontinue operations our company will likely liquidate and our stock will be delisted by Nasdaq and become worthless. In order to raise additional working capital, we may need to issue additional shares of common stock or securities that are convertible into common stock.
Our issuances of these securities could dilute the interests of stockholders. Additional financing may be unavailable to us or only available on terms unacceptable to us. Furthermore, 50% of the proceeds received from the exercises of warrants issued in the Series E Preferred Stock financing, which otherwise could be used to fund our working capital needs, will be used to repay principal and interest of the $1.0 million note issued to RMS Limited Partnership.

We have accumulated significant losses since we started doing business and may not be able to generate significant revenues or any net income in the future.

     We may continue to accumulate losses. We have accumulated net losses of approximately $61.6 million on revenue of $11.9 million from our inception through March 31, 2001. We have continued to accumulate losses after March 31, 2001 to date and we may be unable to generate significant revenues or any net income in the future. We have funded our operations through issuances of debt and equity securities to investors and may not be able to generate a positive cash flow.

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

Because they own approximately 65% of SAFLINK, a few stockholders will be able to significantly influence our affairs.

     Given that RMS Limited Partnership, Home Shopping Network, Inc., Jotter Technologies Inc., and Francis M. Santangelo own 65.3% of our common stock, they are able to significantly influence the vote on those corporate matters to be decided by our stockholders. Three of these stockholders, RMS, Jotter and Mr. Santangelo, are parties to voting agreements which governs the parties' voting arrangements and further affects their influence over our corporate matters. In addition, if approved by our stockholders at the upcoming annual meeting, the holders of the recently issued preferred stock will be able to convert their shares into 40,000,000 shares of common stock, which would equal 55.9% of the
then outstanding common stock.   If the holders of the preferred stock were to
convert their preferred stock into common stock and exercise the 44,325,600 Series A and Series B Warrants held by them, they would own 84,325,600 shares, or 72.8% of the then outstanding common stock.

Nasdaq could terminate the listing of our common stock on the Nasdaq SmallCap Market if we fail to comply with Nasdaq's eligibility and maintenance requirements. This delisting could affect the price of our common stock, the ability of holders to sell their stock, our ability to raise funds in the future, and trigger certain penalties under the terms of the recent financing.

     We are not in compliance with the Nasdaq SmallCap Market's eligibility and maintenance requirements relating to (i) minimum bid price, (ii) tangible net worth, and (iii) the requirement that the financial statements included on our Annual Report on Form 10-K be certified by our independent accountants.

     Nasdaq notified us, on April 16, 2001, that our common stock will be delisted for failure to meet the minimum bid price requirement. In addition, the Company received a Nasdaq Staff Determination on May 31, 2001 indicating that the Company fails to comply with the net tangible assets/market capitalization/net income and shareholder approval requirements for continued listing set forth in Marketplace Rules 4310(c)(2) and 4350(i)(1)(c)(ii)(b), and that our securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. Further, on June 1, 2001, the Nasdaq SmallCap Market halted trading in our common stock, pursuant to Rule 4330(a)(2) of the Nasdaq Marketplace Rules, due to the inclusion in our Annual Report on Form 10-K of a disclaimer opinion by our independent accountants with respect to financial statements required to be certified by such accountants and therefore did not comply with Nasdaq's filing requirement, as set forth in Marketplace Rule 4310(c)(14).

     On June 7, 2001, we appeared at a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determinations. The Hearing Panel requested additional information, which we have provided. Delisting of our securities has been stayed pending Nasdaq's decision. There can be no assurance we will be successful in our appeal of the Staff's Determination.

  If our common stock is delisted , it would adversely affect:

  .  the share price of our common stock;
  .  the ability of the holders of our common stock to sell their securities;
     and
  .  our ability to raise additional funds, especially by means of a stock sale.

     In addition, under the terms of the preferred stock financing, if our common stock is delisted, we will be required to pay to the purchasers in that transaction a penalty equal to 1.5% of the purchasers' respective purchase prices for the preferred stock and warrants per month.

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

We may not be able to take advantage of certain sales opportunities in the future given the reduction in our workforce of sales and marketing personnel.

     Given the reduced number of the Company's sales and marketing personnel as a result of the Company's recent restructuring, we may not be able to meet demand for our products and/or take advantage of certain sales opportunities, if such demand or opportunities arise. If we cannot meet demand for our products, we may not be able to compete with our competitors and our business may suffer.

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

     Historically, there has been a limited public market for the shares of our common stock. Since May 31, 2001, our stock has been suspended from trading on Nasdaq due to the inclusion in our Annual Report on Form 10-K of a disclaimer opinion by our independent accountants with respect to financial statements required to be certified by those accountants and there is no certainty that our stock will be permitted to trade again on Nasdaq or that an active trading market for our common stock will develop in the future. This means that you may not be able to sell your SAFLINK stock readily or at a profit. Our common stock has been listed on the Nasdaq SmallCap Market since April 27, 1993. From January 1, 1996 through January 2, 2001, our common stock's average daily trading volume on the Nasdaq SmallCap Market was approximately 79,800 shares.
If we fail to raise capital and discontinue operations it is likely that we will be delisted and there may be no market for our common stock.

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

     If we lose our rights to use biometric identification and authentication software, specifically software used for identifying voice and facial features, our business may be negatively impacted. Biometric identification and authentication is a critical step for a company like ours which uses biological identifiers, like voice or fingerprints, to provide secure methods of access. Our rights may be terminated if we fail to pay our license fees, including minimum specified payments, or commit any other material breach of these agreements. We cannot assure you that we will not be in default under these agreements in the future.

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

Provisions in our certificate of incorporation and our Certificate of Designation, Preferences and Rights of the Series E Preferred Stock may prevent or impact the value a takeover of our company even if it is beneficial to stockholders

     Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, which may adversely affect our common stockholders. We may issue shares of preferred stock without stockholder approval and upon terms and conditions, and having such rights, privileges and preferences, as the board of directors determines. Specifically, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of SAFLINK even if the acquisition would benefit stockholders. In addition, the issuance of the Series E Preferred Stock may impact the value of a takeover to common stockholders because the sale of SAFLINK could entitle the holders of the Series E Preferred Stock to demand that we redeem their stock for cash equal to 125% of the price paid for such stock by the holders.

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

Shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock

     As of June 13, 2001, 31,504,195 shares of our common stock were outstanding before the issuance of an additional 1,670,515 shares of common stock to Jotter Technologies Inc. pursuant to our recent agreement to issue such shares in exchange for cancellation of the note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, for which we are seeking stockholder approval at the upcoming annual meeting. In addition, we are required to register the 84,325,600 shares of common stock issuable upon the conversion of the recently issued preferred stock and Series A and Series B Warrants, which shares will be able to be resold in the public market once a Form S-1 registration statement, registering those shares, is declared effective by the SEC. Furthermore, substantially all of the currently outstanding shares will be able to be resold in the public market once a Form S-1 registration statement, registering the shares, is declared effective by the SEC. Sales of shares of common stock in the public market or the perception that sales would occur could adversely affect the market price of our common stock. These sales or perceptions of possible sales could also impair our future ability to raise capital and the market price for our common stock is likely to be volatile. It is possible that this volatility will have an adverse effect on the market price of the common stock.

If we fail to register the shares issuable upon the conversion of the Series E Preferred Stock and the Series A Warrants and Series B Warrants, we will be required to pay certain penalties to the purchasers, the holders of the Series E Preferred Stock will be entitled to demand that we redeem their stock for cash, and the expiration date and exercise price of the Series A and Series B Warrants may be adjusted.

     We are required to file by July 18, 2001 a registration statement to register the shares of common stock issuable upon conversion of the Series E Preferred Stock and upon exercise of the Series A and Series B Warrants issued to the purchasers. If this registration statement is not declared effective by the SEC by October 3, 2001, we will be required to pay a penalty of 1.5% of the purchasers' respective purchase prices for the Series E Preferred Stock and Warrants per month. In addition, if the registration statement is not declared effective by the SEC by November 12, 2001 the holders of the Series E Preferred Stock will be entitled to redeem for a 125% premium, which is equal to $250 per share, any of their then outstanding shares of Series E Preferred Stock. Furthermore, the expiration dates and pricing of the Series A and B Warrants may be adjusted depending on the availability of an effective registration statement.

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

3.1.3 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of May 26, 1998 (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31,
       1998).

3.1.4 Certificate of Amendment to Certificate of Incorporation of the Company, dated as of March 16, 2001.*

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

4.3 Certificate of Designation, Preferences and Rights of Series E Preferred Stock, dated as of June 5, 2001.

10.1 Stock Subscription Agreement by and between The National Registry Inc. and RMS Limited Partnership ("RMS"), dated November 9, 1999 (incorporated by reference to Exhibit 4 of the Company's Current Report of Form 8-K, dated November 12, 1999).

10.2 Stockholders' Voting Agreement, dated as of March 14, 1995, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo (incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K, dated March 14, 1995).

10.3 First Amended and Restated Stockholders' Voting Agreement, dated as of June 25, 1999, by and between J. Anthony Forstmann, RMS and Francis R. Santangelo (incorporated by reference to Schedule 13D/A, dated June 30,
         1999).

10.4 Asset Purchase Agreement, dated as of December 15, 2000, by and between SAFLINK Corporation and Jotter Technologies Inc. ("Jotter") (incorporated by reference to the Company's Current Report on Form 8-K, dated January 2, 2001).

10.5 Stockholders' Voting Agreement, dated May 25, 2001, by and between RMS and Jotter (incorporated by reference to the Jotter Schedule 13D/A, dated June 15, 2001).

10.6 Form of Securities Purchase Agreement, dated June 5, 2001, between the Company and the Purchasers listed therein.

10.7 Form of Registration Rights Agreement, dated June 5, 2001, between the Company and the Purchasers listed therein.

10.8     Form of Series A Warrant, dated June 5, 2001.

10.9     Form of Series B Warrant, dated June 5, 2001.

10.10 Severance Agreement, dated December 10, 1998, as amended on May 15, 2001, between SAFLINK Corporation and Jeffrey P. Anthony.

10.11 Severance Agreement, dated January 5, 2000, as amended on May 15, 2001, between SAFLINK Corporation and James W. Shepperd

11       Statement re: Computation of Earnings per Share.*

21 Subsidiaries of SAFLINK Corporation: SAFLINK International, Inc., incorporated in the state of Delaware, is wholly-owned by SAFLINK Corporation.

23.1     Consent of Ernst & Young LLP

23.2     Consent of KPMG LLP

24       Power of Attorney (included in the signature page of this report).

*Previously filed

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SAFLINK CORPORATION
                                                 (Registrant)

Date: June 22, 2001                 By:  /s/ Glenn L. Argenbright
                                         ---------------------------------------
                                         Glenn L. Argenbright
                                         President, Chief Executive Officer and
Director



     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Oyer his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signatures
----------
    /s/ Glenn L. Argenbright            President, Chief Executive Officer        June 22, 2001
--------------------------------         and Director (Principal Executive
        Glenn L. Argenbright             Officer)


    /s/ Steven M. Oyer                  Chief Financial Officer (Principal        June 22, 2001
--------------------------------         Financial Officer and Principal
        Steven M. Oyer                   Accounting Officer)


    /s/ Hector J. Alcalde               Director                                  June 22, 2001
--------------------------------
        Hector J. Alcalde

                                        Director
--------------------------------
        Frank M. Devine


    /s/ Robert J. Rosenblatt           Director                                   June 22, 2001
--------------------------------
        Robert J. Rosenblatt


                                       Director
--------------------------------
        Robert M. Smibert

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

Consolidated Statements of Cash Flows for each of the years in the three year
period ended December 31, 2000                                                                     F-6

Notes to Consolidated Financial Statements                                                         F-7

                         Independent Auditors' Report


The Board of Directors
SAFLINK Corporation:

We have audited the accompanying consolidated balance sheet of SAFLINK Corporation as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our report dated April 13, 2001 we did not express an opinion on the 2000 consolidated financial statements due to material uncertainties relating to the Company's ability to continue as a going concern. As disclosed in the consolidated financial statements in note 13, the Company has received financing proceeds subsequent to December 31, 2000. Accordingly, our present opinion on the consolidated financial statements as presented herein, is different from our previous report.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAFLINK Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP


Seattle, Washington
April 13, 2001, except as to notes 12, 13 and 14
which are as of June 18, 2001

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


                            /s/ Ernst & Young LLP


Tampa, Florida
February 25, 2000

                              SAFLINK Corporation
                          Consolidated Balance Sheets

                                                                                        December 31,
                                                                                     2000          1999
                                                                                   --------      --------
                                                                                       (In thousands)
                                    Assets
Current Assets:
  Cash and cash equivalents                                                         $  1,108     $  5,335
  Accounts receivable, net of allowance for doubtful accounts of
    $12,000 and $13,000 at December 31, 2000 and 1999, respectively
    (including receivables from related party of $92,000 and $151,000 at
    December 31, 2000 and 1999, respectively)                                            153          180
  Inventory                                                                               25           38
  Investments                                                                            102          739
  Prepaid royalties                                                                        -          209
  Other prepaid expenses                                                                 244           77
                                                                                    --------     --------
    Total current assets                                                               1,632        6,578
  Furniture and equipment, net                                                           869          204
  Intangible assets, net                                                               5,344            -
  Other assets                                                                           152            -
                                                                                    --------     --------
                                                                                    $  7,997     $  6,782
                                                                                    ========     ========

                            Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                  $  1,494     $    296
  Accrued expenses                                                                       693          306
  Bridge notes payable                                                                 2,437            -
  Deferred revenue                                                                       286          582
                                                                                    --------     --------
    Total current liabilities                                                          4,910        1,184
Long-term debt, net of discounts                                                       1,485            -
                                                                                    --------     --------
    Total liabilities                                                                  6,395        1,184

Commitments, contingencies and subsequent events

Stockholders' equity:
  Preferred stock, $.01 par value convertible:
    Authorized - 1,000,000 shares
    Series A - Liquidation preference of $10,000,000 in aggregate as of
      December 31, 1999; 0 and 100,000 shares issued and outstanding as
      of December 31, 2000 and 1999, respectively                                          -            1
    Series D - Liquidation preference of $5,071,000 in aggregate as of
      December 31, 1999; 0 and 100,000 shares issued and outstanding as
      of December 31, 2000 and 1999, respectively                                          -            1
  Common stock, $.01 par value:
    Authorized - 50,000,000 shares as of December 31, 2000 and 1999
    Issued - 26,156,695 and 18,620,656 shares as of December 31, 2000
    and 1999, respectively                                                               262          186
  Common stock issuable in asset purchase                                              3,228            -
  Deferred stock-based compensation                                                      (81)           -
  Additional paid-in capital                                                          56,865       54,577
  Accumulated other comprehensive income                                                   -          201
  Accumulated deficit                                                                (58,672)     (49,368)
                                                                                    --------     --------
     Total stockholders' equity                                                        1,602        5,598
                                                                                    --------     --------
                                                                                    $  7,997     $  6,782
                                                                                    ========     ========

          See accompanying notes to consolidated financial statements

                              SAFLINK Corporation
                     Consolidated Statements of Operations


                                                                                   Year Ended December 31,
                                                                        2000               1999                1998
                                                                 ------------------    ---------------    -------------------
                                                                            (In thousands, except per share amounts)
Products and services revenue:
   Software (including sales to related party of $149,000,
       $593,000 and $0 during 2000, 1999, and 1998, respectively)           $   717            $   786                $ 3,517
   Hardware                                                                     278                313                    355
   Services and other                                                           528                109                    510
                                                                  -----------------    ---------------      -----------------
                                                                              1,523              1,208                  4,382
   Post contract services revenue - government                                    -                 95                    538
                                                                  -----------------    ---------------      -----------------
   Total revenue                                                              1,523              1,303                  4,920

Cost of revenue:
   Software                                                                      79                 57                    185
   Hardware                                                                     224                213                    353
   Services and other                                                           178                 42                    272
                                                                  -----------------    ---------------      -----------------
                                                                                481                312                    810
   Post contract services - government                                            -                 47                    312
                                                                  -----------------    ---------------      -----------------
   Total cost of revenue                                                        481                359                  1,122
                                                                  -----------------    ---------------      -----------------


   Gross profit                                                               1,042                944                  3,798

Operating expenses:
  Product development                                                         4,186              1,375                  1,282
  Sales and marketing                                                         1,756              1,332                  1,558
  Minimum royalty payments                                                        -                375                    500
  Relocation                                                                    224                  -                      -
  Purchased in-process research and development                                 208                  -                      -
  General and administrative                                                  3,494              1,815                  1,950
                                                                  -----------------    ---------------      -----------------
                                                                              9,868              4,897                  5,290
                                                                  -----------------    ---------------      -----------------
    Operating loss                                                           (8,826)            (3,953)                (1,492)
Interest expense                                                               (141)                (5)                     -
Other income, net                                                                11                 31                    108
                                                                  -----------------    ---------------      -----------------
  Net loss                                                                   (8,956)            (3,927)                (1,384)
Preferred stock dividend and accretion                                          348                104                    278
                                                                  -----------------    ---------------      -----------------
  Net loss attributable to common stockholders                              $(9,304)           $(4,031)               $(1,662)
                                                                  =================    ===============      =================



Basic and diluted loss per common share                                     $ (0.43)           $ (0.23)               $ (0.23)

Weighted average number of common shares outstanding                         21,602             17,541                  7,216


          See accompanying notes to consolidated financial statements

                              SAFLINK Corporation
  Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive
                                 Income (Loss)
                   (In thousands, except per share amounts)

                                                                                                                    Additional
                                                          Common stock                   Preferred stock              paid-in
                                                 ------------   --------------     --------------------------
                                                    Shares          Amount           Shares            Amount         Capital
                                                 ------------   --------------     ------------     ------------  -------------
Balance at December 31, 1997                            6,356   $          64              360      $         4   $      44,378
  Conversion of Series C preferred stock               10,280             103             (260)              (3)           (100)
  Common stock and warrants issued for legal
   settlement                                              41              --               --               --             307
  Series C preferred stock dividend at 6%                  --              --               --               --             278
  Issuance of warrants for services                        --              --               --               --             168
  Issuance of stock options for services                   --              --               --               --              78
  Expense related to stock option plans                    --              --               --               --              29
  Capital contribution                                     --              --               --               --           2,000
  Total comprehensive income (loss)-net loss               --              --               --               --              --
                                                 ------------   -------------      -----------      -----------   -------------
Balance at December 31, 1998                           16,677             167              100                1          47,138
Comprehensive income (loss):
  Net loss                                                 --              --               --               --              --
  Net unrealized gain on securities available
   for sale                                                --              --               --               --              --
  Net foreign currency translation adjustments             --              --               --               --              --
                                                 ------------   -------------      -----------      -----------   -------------
Total comprehensive income (loss)                          --              --               --               --              --
  Issuance of Series D preferred stock at $50,000
   per share, net of offering costs of $34,000             --              --              100                1           4,966
  Issuance of units of common stock and common
   stock purchase warrants at $1.25 per unit,
   net of offering costs of $24,000                     1,682              17               --               --           2,057
  Issuance of common stock upon exercise of
   stock options at various prices                        261               2               --               --             296
  Issuance of stock options for services                   --              --               --               --              16
  Series D preferred stock dividend at 10% and
   accretion of fees                                       --              --               --               --             104
                                                 ------------   -------------      -----------      -----------   -------------
Balance at December 31, 1999                           18,620             186              200                2          54,577
Comprehensive income (loss):
  Net loss                                                 --              --               --               --              --
  Net unrealized loss on securities available
   for sale                                                --              --               --               --              --
  Reclassification adjustment                              --              --               --               --              --
  Net foreign currency translation adjustments             --              --               --               --              --
                                                 ------------   -------------      -----------      -----------   -------------
Total comprehensive income (loss)                          --              --               --               --              --
  Conversion of Series A and Series D
   preferred stock                                      6,507              65             (200)              (2)            (63)
  Issuance of common stock upon exercise of
   stock options and warrants                             920               9               --               --           1,036
  Issuance of stock options and warrants for
   services                                                --              --               --               --             586
  Issuance of common stock warrants attached
   to bridge loan                                          --              --               --               --              94
  Issuance of stock options to employees                   --              --               --               --             123
  Issuance of common stock for services                   110               2               --               --             164
  Common stock to be issued in asset purchase              --              --               --               --              --
  Series D preferred stock dividend at 10%                 --              --               --               --             348
                                                 ------------   -------------      -----------      -----------   -------------
Balance at December 31, 2000                           26,157   $         262               --      $        --   $      56,865
                                                 ------------   -------------      -----------      -----------   -------------

                                                   Accumulated            Common
                                                      other               stock          Deferred                       Total
                                                   comprehensive          to be         stock-based     Accumulated   stockholders'

                                                   income (loss)          issued       compensation       deficit       equity
                                                  ----------------    --------------   ---------------  ------------  -------------
Balance at December 31, 1997                       $            --    $           --    $           --    $ (43,675)   $    771
  Conversion of Series C preferred stock                        --                --                --           --          --
  Common stock and warrants issued for legal
   settlement                                                   --                --                --           --         307
  Series C preferred stock dividend at 6%                       --                --                --         (278)         --
  Issuance of warrants for services                             --                --                --           --         168
  Issuance of stock options for services                        --                --                --           --          78
  Expense related to stock option plans                         --                --                --           --          29
  Capital contribution                                          --                --                --           --       2,000
  Total comprehensive income (loss)-net loss                    --                --                --       (1,384)     (1,384)
                                                   ---------------    --------------   ---------------    ---------    --------
Balance at December 31, 1998                                    --                --                --      (45,337)      1,969
Comprehensive income (loss):
  Net loss                                                      --                --                --       (3,927)     (3,927)
  Net unrealized gain on securities available
   for sale                                                    212                --                --           --         212
  Net foreign currency translation adjustments                 (11)               --                --           --         (11)
                                                   ---------------    --------------   ---------------    ---------    --------
Total comprehensive income (loss)                              201                --                --       (3,927)     (3,726)
  Issuance of Series D preferred stock at $50,000
   per share, net of offering costs of $34,000                  --                --                --           --       4,967
  Issuance of units of common stock and common
   stock purchase warrants at $1.25 per unit,
   net of offering costs of $24,000                             --                --                --           --       2,074
  Issuance of common stock upon exercise of
   stock options at various prices                              --                --                --           --         298
  Issuance of stock options for services                        --                --                --           --          16
  Series D preferred stock dividend at 10% and
   accretion of fees                                            --                --                --         (104)         --
                                                   ---------------    --------------   ---------------    ---------    --------
Balance at December 31, 1999                                   201                --                --      (49,368)      5,598
Comprehensive income (loss):
  Net loss                                                      --                --                --       (8,956)     (8,956)
  Net unrealized loss on securities available
   for sale                                                   (263)               --                --           --        (263)
  Reclassification adjustment                                  121                --                --           --         121
  Net foreign currency translation adjustments                 (59)               --                --           --         (59)
                                                   ---------------    --------------   ---------------    ---------    --------
Total comprehensive income (loss)                             (201)               --                --       (8,956)     (9,157)
  Conversion of Series A and Series D
   preferred stock                                              --                --                --           --          --
  Issuance of common stock upon exercise of
   stock options and warrants                                   --                --                --           --       1,045
  Issuance of stock options and warrants for
   services                                                     --                --                --           --         586
  Issuance of common stock warrants attached
   to bridge loan                                               --                --                --           --          94
  Issuance of stock options to employees                        --                --               (81)          --          42
  Issuance of common stock for services                         --                --                --           --         166
  Common stock to be issued in asset purchase                   --             3,228                --           --       3,228
  Series D preferred stock dividend at 10%                      --                --                --         (348)         --
                                                   ---------------    --------------   ---------------    ---------    --------
Balance at December 31, 2000                       $            --    $        3,228    $          (81)   $ (58,672)   $  1,602
                                                   ---------------    --------------   ---------------    ---------    --------

         See accompanying notes to consolidated financial statements.

                              SAFLINK Corporation
                     Consolidated Statements of Cash Flows


                                                                                     Year Ended December 31,
                                                                        2000                  1999                  1998
                                                                  ----------------      ----------------      ----------------
                                                                                          (In thousands)
Cash flows from operating activities:
Net loss                                                                   $(8,956)              $(3,927)              $(1,384)
 Adjustments to reconcile net loss to net cash used in operating activities
 Stock-based compensation                                                      389                    16                   275
 Depreciation and amortization                                                 313                   239                   587
 Purchased in-process research and development                                 208                     -                     -
 Issuance of stock and warrants for legal settlement                             -                     -                   307
 Loss on sale of securities available for sale                                 121                     -                     -
 Loss (gain) on disposal of furniture and equipment                              -                    17                   (57)
 Amortization of deferred financing costs                                       97                     -                     -
 Amortization of discount on note payable                                        3                     -                     -
 Changes in operating assets and liabilities:
    Accounts receivable                                                         27                   (31)                  301
    Inventory                                                                   13                    (1)                  325
    Prepaid royalties and other prepaid expenses                               145                    (9)                    2
    Accounts payable                                                           472                   107                  (488)
    Accrued expenses                                                           387                    84                  (734)
    Deferred revenue                                                          (296)                 (156)                  131
    Other, net                                                                 (63)                   20                    12
                                                                  ----------------      ----------------      ----------------
       Net cash used in operating activities                                (7,140)               (3,641)                 (723)

Cash flows from investing activities
Purchases of furniture and equipment                                          (684)                 (105)                  (52)
Proceeds from the sale of furniture and equipment                                -                     6                   213
Purchase of technology licenses                                               (100)                    -                     -
Proceeds from sale of securities available for sale                            315                     -                     -
                                                                  ----------------      ----------------      ----------------
       Net cash provided by (used) in investing activities                    (469)                  (99)                  161

Cash flows from financing activities
Proceeds from issuances of bridge notes and warrants                         2,400                     -                     -
Payments made on note payable                                                  (63)                    -                     -
Proceeds from stock options and warrants exercises                           1,045                     -                     -
Proceeds from capital contribution                                               -                     -                 2,000
Proceeds from issuance of preferred stock                                        -                 4,967                     -
Proceeds from issuance of common stock                                           -                 2,372                     -
                                                                  ----------------      ----------------      ----------------
       Net cash provided by financing activities                             3,382                 7,339                 2,000
                                                                  ----------------      ----------------      ----------------


       Net increase (decrease) in cash and cash equivalents                 (4,227)                3,599                 1,438
Cash and cash equivalents at beginning of period                             5,335                 1,736                   298
                                                                  ----------------      ----------------      ----------------
Cash and cash equivalents at end of period                                 $ 1,108               $ 5,335               $ 1,736
                                                                  ================      ================      ================

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
    Preferred stock dividend                                                   348                  104                  278
    Issuance of common stock for services                                      166                    -                    -
    Issuance of common stock warrants attached to bridge loan                   94                    -                    -
    Common Stock issuable in asset purchase                                  3,228                    -                    -
    Assets and liabilities recognized upon acquisition:
     Furnitre and equipment                                                    182                    -                    -
     Intangibles                                                             5,174                    -                    -
     Note payable, net of $155 discount                                      1,545                    -                    -
 Direct acquisition costs included in accounts payable                         726                    -                    -
                                                                  ================     ================     ================

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

Furniture and Equipment

     Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                               Years
                                                         -----------------

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

     The following tables sets forth the computation of basic and diluted loss per common share:

(In thousands, except net loss per common share)                 2000         1999         1998
                                                             ------------------------------------
Numerator:
 Net loss                                                       $(8,956)     $(3,927)     $(1,384)
 Preferred Stock dividend and accretion                             348          104          278
                                                             ------------------------------------
 Net loss attributable to common stockholders                   $(9,304)     $(4,031)     $(1,662)
                                                             ====================================

Denominator:
 Weighted average number of common shares
     outstanding during the period                               21,367       17,541        7,216
 Common shares issuable but not outstanding                         235            -            -
                                                             ------------------------------------
                                                                 21,602       17,541        7,216
                                                             ====================================

 Net loss per common share                                      $(.43)       $  (.23)     $  (.23)
                                                             ====================================

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

4. Furniture and Equipment

     Furniture and equipment consists of the following:
                                                          December 31,
                                                          ------------
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

     An analysis of the reasons for the variations from the expected federal corporate income tax rate of 34% and the effective rates provided is as follows:

                                                   2000      1999       1998
                                                   ----      ----       ----
                                                           (Percent)
                                                  ----------------------------
Tax benefit computed                              (34.0)     (34.0)     (34.0)
State tax, net of federal benefit                  (3.0)      (3.7)      (3.6)
Nondeductible items (meals and entertainment)       0.0        0.1        0.5
Change in valuation allowance                      37.0       37.6       37.1
                                                  ------     ------     ------
  Effective tax rate                                0.0        0.0        0.0
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

     The following table summarizes stock option activity:

                                                                 Options Outstanding      Weighted-Average
                                                                    (In thousands)         Exercise Price
                                                                 -------------------      ----------------
Outstanding at December 31, 1997                                          757                   $8.34
   Granted: price equal to fair value                                   1,993                    1.82
   Expired or Cancelled                                                  (442)                   8.11
                                                                       ------                   -----
Outstanding at December 31, 1998                                        2,308                    2.24
   Granted: price less than fair value                                    138                    0.78
   Granted: price equal to fair value                                   1,560                    1.63
   Exercised                                                             (187)                   1.18
   Expired or Cancelled                                                  (326)                   4.33
                                                                       ------                   -----
Outstanding at December 31, 1999                                        3,493                    1.77
   Granted: price equal to fair value                                     935                    3.02
   Exercised                                                             (399)                   1.16
   Expired or Cancelled                                                (1,312)                   2.70
                                                                       ------                   -----
Outstanding at December 31, 2000                                        2,717                   $1.83
                                                                       ======                   =====

     The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                          Options outstanding                                  Options exercisable
                      -----------------------------------------------------------       ---------------------------------
                                         Weighted-average
                         Number             remaining           Weighted-average           Number        Weighted-average
   Range of           outstanding        contractual life      exercise price per       exercisable       exercise price
exercise prices         (000's)             (in years)                share               (000's)            per share
---------------       -----------        ----------------      ------------------       -----------      ----------------
 $0.01 - $1.35           1,477                 8.5                   $1.01                   832               $0.85
  1.36 -  2.70             718                 8.5                    1.75                   401                1.49
  2.71 -  4.05             137                 7.1                    2.90                    67                2.82
  4.06 -  5.40             385                 6.6                    4.73                   355                4.68
---------------       -----------       ----------------       ------------------       -----------      ----------------
  0.01 -  5.40           2,717                 8.2                    1.83                 1,655                1.90
===============       ===========       ================       ==================       ===========      ================

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

     The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 6.0% for 2000, 6.0% for 1999, and 5.0% for 1998; no dividends; volatility factors of the expected market price of the Company's Common Stock of 132% for 2000, 129% for 1999, and 127% for 1998; and a weighted-average expected life of equal to the contractual life of 5 years.

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

9.   Commitments and Contingencies

          The Company leases office space and equipment under various non-cancelable operating leases. The lease obligation related to office space is secured by a pledged bank time certificate of deposit. Future minimum payments under these lease commitments are as follows (in thousands):


                            Year Ending
                            December 31,
                            ------------

                                2001      $  497
                                2002         426
                                2003         419
                                2004         441
                                2005         184
                                ----------------
                                          $1,967
                                          ======

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

          A summary of the combined consideration paid and liabilities assumed for the above acquisition is as follows (in thousands):

               Common stock                                    $3,228
               Note payable, net of $155 discount               1,545
               Direct acquisition costs                           791
                                                               ------
                  Total                                        $5,564
                                                               ======

          The combined consideration paid and liabilities assumed were allocated as follows (in thousands):

               Fixed assets                                    $  182
               In-process research and development                208
               Developed product technology                     3,819
               Assembled workforce                                729
               Sales channel/customer relationships               626
                                                               ------
                  Total                                        $5,564
                                                               ======

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

               (In thousands, except per share amounts)                     Years ended December 31,
                                                                            ------------------------
                                                                               2000          1999
                                                                            ----------    ----------
               Revenue                                                         $ 1,600        $1,303
               Net loss applicable to common stockholders                       15,275         8,747
               Net loss per share applicable to common stockholders               0.58          0.39

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

          In the event that Jotter does not satisfy certain Canadian tax obligations arising as a result of the transaction, the Company may be obliged to pay such tax obligations and will be entitled, at the Company's option to reduce the purchase price in an equal amount by reducing the number of shares in escrow as valued on the closing date or the principal amount of the note or both. On April 9, 2001, the Company announced that Jotter agreed to exchange the remaining balance of the note payable for 1,670,115 shares of the Company's Common Stock, with such shares valued at $1.00 per share, subject to stockholder approval.

11.  Defined Contribution Retirement Plan

          The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2000, 1999, or 1998.

12.  Litigation

          On June 16, 1999, International Interest Group, Inc. filed suit against us and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to our alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) our breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and
(iii) recission by IIG against us and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. On May 31, 2001, the Court ruled on the Defendants' Motions for Summary Judgment and Summary Adjudication. The Court (i) dismissed the case as against J. Anthony Forstmann; (ii) dismissed IIG's causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duty as against SAFLINK; and
(iii) limited the remaining issues in the case to breach of the Settlement Agreement (settling the underlying lawsuit) and false promise (by failing to use reasonable best efforts to file a Form S-3 Registration Statement or to use reasonable best efforts to register stock given to IIG in settlement of the prior lawsuit). Trial has been set for July 18, 2001. The Company does not believe the claims have any merit and intends to vigorously defend itself at trial.

13.  Subsequent Events

Bridge Loan Warrants
--------------------
          On April 13, 2001, the Company offered to reduce the exercise price on warrants issued in conjunction with the November 2000 bridge notes from $1.50 per share to $0.50 per share for warrants exercised by April 20, 2001. 250,000 warrants were exercised at the reduced exercise price.

Anovea Warrants
---------------
          In conjunction with the breach of the Anovea license agreement due to delinquent payments, the Company negotiated extensions of payment terms through the issuance of 20,000 warrants to purchase common stock at an exercise price of $1.00 per share at any time until April 20, 2003; 20,000 warrants to purchase common stock at an exercise price of $1.00 per share at any time until April 30, 2003; and an additional 10,000 warrants to purchase common stock at an exercise price of $0.50 per share at any time until May 31, 2003. Also, on May 31, 2001, the 40,000 warrants issued on April 20, 2001 and April 30, 2001 were repriced to $0.50 per share.

NASDAQ Staff Determination
--------------------------
          On April 16, 2001, the Company received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market.

          The Company received a Nasdaq Staff Determination, dated May 31, 2001, indicating that the Company fails to comply with the net tangible assets/market capitalization/net income and shareholder approval requirements for continued listing set forth in Nasdaq Marketplace Rules 4310(c)(2) and 4350(i)(1)(c)(ii)(b), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. Further, the Company was notified that the Company's Form 10-K for the fiscal year ended December 31, 2000 contained a "disclaimer opinion" and therefore did not comply with Nasdaq's filing requirement, as set forth in Marketplace Rule 4310(c)(14).

          The Company addressed these issues and appealed the Staff's Determination at a hearing before the Nasdaq Listing Qualifications Panel on June 7, 2001. At the hearing, Nasdaq requested additional information and took no action. The Company is in the process of providing the requested information and continuing its efforts to meet The Nasdaq SmallCap's continued listing requirements.

Series E Convertible Preferred Stock
------------------------------------
          On May 21, 2001, the Company authorized the issuance of up to 45,000 shares of its Series E convertible preferred stock, $0.01 par value. The Series E convertible preferred stock has a liquidation preference of $200 per share and is convertible into common stock at $0.20 per share. The Series E convertible preferred stock has a redemption feature based on registration rights.

Financing
---------
          On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 40 million shares of SAFLINK common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase 40 million shares of common stock at $0.25 per share exercisable until June 5, 2002, after which the purchase price will increase to $0.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 4.3 million shares of common stock at $0.25 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants, the Company will record a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock. Pending receipt of stockholder approval of the financing, holders of the Series E convertible preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction.

          Debt holders representing $2.3 million in bridge notes and accrued interest at the time of closing exercised their right to participate in the financing. RMS Limited Partnership agreed to extend its $1 million bridge note and accrued interest for an additional 12 months and the Company agreed to apply 50% of any proceeds received from the exercise of Series A and Series B warrants towards principal and interest payments during the extension period. The remaining $203,000 in outstanding bridge notes and accrued interest were repaid from the proceeds of the financing.

          In connection with the financing, the Company has agreed to seek stockholder approval at its next annual stockholders meeting for (i) the issuance of common stock upon conversion of the Series E preferred stock and warrants issued in the financing, (ii) a new stock option plan, (iii) a reverse split of its common stock sufficient to allow the Company to meet NASDAQ's continued listing requirements (and in any event not less than 1:5), and (iv) the issuance of common stock to Jotter Technologies, Inc. upon conversion of the balance of the $1.7 million note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter on December 15, 2000.

          The securities issued in connection with the financing were privately placed with accredited investors and the issuance of such securities was not registered under the Securities Act of 1933, as amended (the "Act") and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act.

          As part of the placement, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon exercise of the warrants and conversion of the preferred stock. If such registration statement is not declared effective within 60 days or 120 days (depending on the form of registration statement filed), such registration is suspended, or the Company's common stock is not listed or included for quotation on Nasdaq or another exchange after being so listed or included, the Company will be required to pay a 1.5% cash penalty per month to the purchasers of the Series E preferred stock and warrants. In addition, if the registration statement is not declared effective by the Securities and Exchange Commission within 160 days after the closing of this transaction, holders of the Series E preferred stock will be entitled to redeem for $250 per share in cash any of their then outstanding shares of Series E preferred stock. Furthermore, the expiration dates and pricing of the Series A and B Warrants may be adjusted depending on the availability of an effective registration statement.

In conjunction with the Series E Preferred Stock financing, the Company negotiated the following:

     . Obligations totaling approximately $591,000 were forgiven or converted into notes payable in consideration for receiving payment of remaining outstanding amounts subsequent to the financing. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, the forgiveness effectively represents a modification of terms of the debt and signifies the restructuring of debt. The gain realized on the restructuring will be classified as an extraordinary item in the statement of operations for the three months ending June 30, 2001. The balance sheet includes the original amounts due to these creditors and presents the financial position of the Company as of December 31, 2000. Subsequent to the financing, the reduced amounts were paid in full satisfaction of the obligations.
     . After payment of a $100,000 lease termination fee, the terms of the lease for the Company's corporate offices were modified to provide for a month-to-month tenancy, terminable by either party upon 20 days notice.
     . Extension of the maturity date of the $1 million bridge note payable to RMS Limited Partnership to May 12, 2002. In addition, the Company agreed to apply 50% of any proceeds received from the exercise of warrants issued in the Series E Preferred Stock financing towards principal and interest payments during the extension period.
     . Issuance of placement agent warrants to purchase 3.0 million shares of common stock for $0.20 per share exercisable until June 5, 2006.

Staff Reductions
----------------
          In conjunction with a corporate restructuring implemented immediately following the closing of the Series E Preferred Stock financing, the Company initiated a staff reduction. As part of the staff reduction, the Company is obligated to pay approximately $324,000 under severance packages to certain employees. Additionally, all terminated employees who did not hold any vested stock options at the time of their termination immediately vested in one-third of the options held by them on the date of their termination and the expiration date of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002.

14.  Going Concern

          The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. At December 31, 2000, the Company has a net working capital deficit of $3.3 million and has an accumulated deficit of $58.7 million.

          While the Company raised approximately $5.6 million of additional working capital through the Series E Preferred Stock placement discussed in Note 13, the Company will require significant additional funds to continue its operations beyond the middle of 2002. Options the Company is reviewing to obtain such additional financing include, but are not limited to, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause the Company to cease or curtail operations.

          There can be no assurance that the Company will be able to sell additional securities, achieve profitability, generate cash from operations or obtain additional financing if required. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

15.   Quarterly Information (Unaudited)

          The following table summarizes the unaudited statements of operations for each quarter of 2000 and 1999 (in thousands, except per share amounts):

(In thousands)                                     Mar, 31    June, 30    Sept, 30    Dec, 31     Total
                                                  ---------  ----------  ----------  ---------   -------
2000

     Net revenues                                   $   416     $   463     $   277    $   367   $ 1,523
     Gross profit                                       215         373         198        256     1,042
     Operating loss                                  (1,954)     (1,990)     (2,036)    (2,846)   (8,826)
     Net loss                                        (1,892)     (1,947)     (2,066)    (3,051)   (8,956)
     Basic and diluted net loss per share             (0.11)      (0.11)      (0.10)     (0.15)    (0.43)

1999
     Net revenues                                       173         437         281        412     1,303
     Gross profit                                        78         412         130        324       944
     Operating loss                                  (1,063)       (751)     (1,072)    (1,067)   (3,953)
     Net loss                                        (1,053)       (766)     (1,057)    (1,051)   (3,927)
     Basic and diluted net loss per share             (0.06)      (0.05)      (0.06)     (0.06)    (0.23)

                                EXHIBIT INDEX


Exhibit No.         Description
-----------         ---------------------------------

4.3 Certificate of Designation, Preferences and Rights of Series E Preferred Stock, dated as of June 5, 2001.

10.6 Form of Securities Purchase Agreement, dated June 5, 2001, between the Company and the Purchasers listed therein.

10.7 Form of Registration Rights Agreement, dated June 5, 2001, between the Company and the Purchasers listed therein.

10.8                Form of Series A Warrant, dated June 5, 2001.

10.9                Form of Series B Warrant, dated June 5, 2001.

10.10 Severance Agreement, dated December 10, 1998, as amended on May 15, 2001, between SAFLINK Corporation and Jeffrey P. Anthony.

10.11 Severance Agreement, dated January 5, 2000, as amended on May 15, 2001, between SAFLINK Corporation and James W. Shepperd

23.1                Consent of Ernst & Young LLP

23.2                Consent of KPMG LLP