Form 10-Q
period 2001-06-30
SAFLINK CORP
filed 2001-08-20
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 0-2027


                              SAFLINK CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                      95-4346070
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


        11911 N.E.1st. Street, Suite B-304, Bellevue, Washington 98005
             (Address of principal executive offices and zip code)

                                (425) 278-1100
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 31,516,708 shares of SAFLINK Corporation's common stock outstanding as of August 16, 2001.

                              SAFLINK Corporation

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2001

                                     INDEX

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

     a.   Condensed Consolidated Balance Sheets
          as of June 30, 2001 and December 31, 2000...........................................      1

     b.   Condensed Consolidated Statements of Operations
          for the three and six months ended June 30, 2001 and 2000...........................      2

     c.   Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000........................................................      3

     d.   Notes to Condensed Consolidated Financial Statements................................      4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Result of Operations..............................................     14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................     22

Part II.  Other Information

     Item 1.  Legal Proceedings...............................................................     23

     Item 2.  Changes in Securities...........................................................     23

     Item 3.  Defaults Upon Senior Securities.................................................     24

     Item 6.  Exhibits and Reports on Form 8-K................................................     25

Signature.....................................................................................     27

================================================================================
         z               PART 1 - FINANCIAL INFORMATION
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                              SAFLINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                           ASSETS                                         June 30,                December 31,
                                                                            2001                     2000
                                                                                   (In thousands)
Current assets:
  Cash and cash equivalents                                               $  2,315                $   1,108
  Accounts receivable, net                                                      64                      153
  Inventory                                                                     24                       25
  Investments                                                                   21                      102
  Prepaid expenses and other current assets                                    238                      244
                                                                          --------                ---------
    Total current assets                                                     2,662                    1,632
Furniture and equipment, net                                                   356                      869
Intangible assets, net                                                       4,439                    5,344
Other assets                                                                     -                      152
                                                                          --------                ---------
                                                                          $  7,457                $   7,997
                                                                          ========                =========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $  1,099                $   1,494
  Accrued liabilities                                                          505                      693
  Notes payable                                                              1,135                    2,437
  Deferred revenue                                                             151                      286
                                                                          --------                ---------
    Total current liabilities                                                2,890                    4,910

  Convertible long-term debt, net of discount                                1,506                    1,485


 Series E Convertible, Redeemable Preferred Stock                            5,317                        -
 Warrants with cash redemption features                                      1,485                        -
 Warrants subject to registration                                               65                        -

Stockholders' equity (deficit)
  Common stock                                                                 316                      262
  Common stock issuable in asset purchase                                        -                    3,228
  Deferred stock-based compensation                                            (50)                     (81)
  Additional paid-in capital                                                62,572                   56,865
  Accumulated deficit                                                      (66,644)                 (58,672)
                                                                          --------                ---------
                                                                            (3,806)                   1,602
                                                                          --------                ---------
                                                                          $  7,457                $   7,997
                                                                          ========                =========

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                                     Three Months Ended June 30,        Six months ended June 30,
                                                                  -------------------------------   ------------------------------
                                                                     2001                2000            2001              2000
                                                                  -----------         -----------    ------------      -----------
Revenue:
   Products and services:
      Software                                                    $        10         $       329    $        37      $       469
      Hardware                                                             28                  31             29              247
      Services and other                                                   83                 103            228              163
                                                                  -----------         -----------    -----------      -----------
     Total revenue                                                        121                 463            294              879

Cost of revenue:
   Software                                                                13                   8             25               12
   Hardware                                                                27                  20             28              199
   Services and other                                                      60                  62            120               81
                                                                  -----------         -----------    -----------      -----------
                                                                          100                  90            173              292
                                                                  -----------         -----------    -----------      -----------

  Gross profit                                                             21                 373            121              587

Operating expenses:
  Product development                                                     764               1,097          1,748            2,068
  Amortization of intangible assets                                       457                   -            897                -
  Sales and marketing                                                     213                 424            388              869
  Restructuring and relocation                                            873                 112            873              200
  General and administrative                                            1,208                 730          2,410            1,394
                                                                  -----------         -----------    -----------      -----------
        Total operating expenses                                        3,515               2,363          6,316            4,531
                                                                  -----------         -----------    -----------      -----------

  Loss from operations before interest and
   extraordinary item                                                  (3,494)             (1,990)        (6,195)          (3,944)

   Interest and other income                                               16                  43             17              104
   Interest expense                                                      (395)                              (669)
                                                                  -----------         -----------    -----------      -----------
   Interest (expense) income and other income                            (379)                 43           (652)             104

   Loss from operations before extraordinary item                      (3,873)             (1,947)        (6,847)          (3,840)

   Extraordinary Item:
   Gain from debt restructuring                                           360                   -            360                -
                                                                  -----------         -----------    -----------      -----------


  Net loss                                                             (3,513)             (1,947)        (6,487)          (3,840)
   Preferred stock dividend                                             1,485                 125          1,485              248
                                                                  -----------         -----------    -----------      -----------

  Net loss applicable to common stockholders                      $    (4,998)        $    (2,072)   $    (7,972)     $    (4,088)
                                                                  ===========         ===========    ===========      ===========


Basic and diluted loss applicable to common stockholders
 per common share before extraordinary item                       $     (0.17)        $     (0.11)   $     (0.26)     $     (0.21)
Extraordinary item                                                       0.01                   -           0.01                -
                                                                  -----------         -----------    -----------      -----------
Basic and diluted loss per common share applicable to
 common stockholders                                              $     (0.16)        $     (0.11)   $     (0.25)     $     (0.21)
                                                                  ===========         ===========    ===========      ===========
Weighted average number of basic and diluted common
 shares                                                            31,499,261          16,487,141     31,383,998       19,290,800

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)



                                                                                   Six months ended June 30,
                                                                                2001                   2000
                                                                          ----------------          ------------
Cash flows from operating activities:
Net loss                                                                  $    (6,487)              $    (3,840)
Adjustments to reconcile net loss to net cash used in operating activities:
   Stock-based compensation                                                        47                       109
   Depreciation and amortization                                                1,089                        87
   Amortization of deferred financing costs                                       339                         -
   Beneficial conversion of bridge notes                                          232                         -
   Amortization of discount on note payable                                        21                         -
   Loss on disposal of fixed assets                                               387                         -
   Changes in assets and liabilities:
      Accounts receivable                                                          89                      (170)
      Inventory                                                                     1                         4
      Prepaid expenses and other current assets                                     6                      (364)
      Other assets                                                                152                       (53)
      Accounts payable                                                           (395)                      397
      Accrued liabilities                                                        (188)                        -
      Deferred revenue                                                           (135)                       20
                                                                          -----------               -----------
               Net cash used in operating activities                           (4,842)                   (3,810)

Cash flows from investing activities:
Purchases of furniture and equipment                                              (59)                     (244)
Decrease in investments                                                            81                         -
                                                                          -----------               -----------
               Net cash provided by (used in) investing activities                 22                      (244)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants                               854                         -
Proceeds from issuance of common stock upon exercise of
 employee stock options and investor warrants                                     156                       996
Proceeds from issuance of Series E Convertible Preferred Stock                  5,207                         -
Repayment of bridge notes                                                        (190)                        -
                                                                          -----------               -----------
               Net cash provided by financing activities                        6,027                       996
                                                                          -----------               -----------
              Net increase (decrease) in cash and cash equivalents              1,207                    (3,058)
Cash and cash equivalents at beginning of period                                1,108                     5,335
                                                                          -----------               -----------
Cash and cash equivalents at end of period                                $     2,315               $     2,277
                                                                          ===========               ===========
Non cash financing and investing activities:
        Preferred stock dividend                                          $     1,485               $       248

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited and condensed and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the "Company" or "SAFLINK"). In the opinion of management, all adjustments (consisting of normally recurring items and others) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

     The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "SEC") on June 22, 2001.

     Certain items in the 2000 financial statements and the notes thereto have been reclassified to conform to the 2001 presentation of such items.

2.   Investments

     At June 30, 2001, investments consist of a $2,000 bank time certificate of deposit pledged to secure a letter of credit in lieu of a security deposit related to the lease of the Company's headquarters facility and a $19,000 bank time certificate of deposit pledged to secure a credit card issued to the Company. These investments are carried at cost.

3.   Note Payable

     On May 31, 2001, the Company issued an unsecured promissory note in the amount of $135,000 for services rendered by a vendor. The note is due and payable in full on June 7, 2002 and bears interest at the rate of 12%.

4.   Stockholders' Equity

     On March 20, 2001, the Company issued 5.1 million shares of Common Stock to Jotter Technologies Inc. as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company.

     For the six months ended June 30, 2001 the Company has issued 10,000 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan. The options had an exercise price of $1.34 per share, which equaled fair value of the common stock on the dates of grant.

     On April 10, 2001 the Company announced that Jotter Technologies Inc. will convert its outstanding remaining balance on the $1.7 million note, plus accrued interest of $33,635 into

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



SAFLINK common stock at $1.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by SAFLINK in December 2000. Upon conversion of the debt, Jotter will own 6,770,115 shares of SAFLINK common stock, representing approximately 20.3% of the Company's currently outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase. The conversion of the note is subject to shareholder approval. As a result of the agreement to convert the note into equity, the Company has reflected the note as non-current in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced.


     In April and May 2001 the Company received $440,000 of additional bridge financing and $125,000 upon the exercise of warrants to purchase 250,000 shares of common stock at $0.50 per share. The additional bridge funds were received on Substantially similar terms to those of the $2.9 million bridge financings completed in November 2000 and March 2001. The Company issued unsecured notes, which bear interest at 12% per annum and matured in May 2001. Holders of the notes were entitled to participate in any financing undertaken by the Company prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. The Company also issued warrants to purchase 110,000 shares of common stock for $1.50 per share. The warrants were fully vested on grant and are exercisable for sixty months from the issuance date and expire at dates through May 31, 2006 at an exercise price of $1.50 per share. The value allocated to the warrants resulted in a debt discount of $26,000 that was being recognized as interest expense over the term of the bridge notes. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature that was to be recognized upon consummation of the next financing. Bridge notes previously issued that were entitled to participate in the financing that the Company undertook also received a beneficial conversion feature upon consummation of the Series E financing. The aggregate of the beneficial conversion feature recognized as interest expense for the bridge note warrants totaled $232,000 for the three months ended June 30, 2001. A total of $430,000 of these loans were converted in the Series E Preferred Financing discussed below.

Series E Convertible Preferred Stock

     On May 21, 2001, the Company authorized the issuance of up to 40,000 shares of its Series E Convertible preferred stock, $0.01 par value. The Series E convertible preferred stock has a liquidation preference of $200 per share and is convertible into common stock at $0.20 per share. The Series E convertible preferred stock has redemption features based on registration rights and certain other events. As a result of certain of these redemption features that are outside of the control of the Company, the Series E convertible preferred stock has been reflected outside of stockholders' equity.


     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 40 million shares of Company common stock at any

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors and certain other protective voting rights. In addition, investors received Series A warrants to purchase 40 million shares of common stock at $0.25 per share exercisable until June 5, 2002, after which the exercise price will increase to $0.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 4.5 million shares of common stock at $0.25 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. Pending receipt of stockholder approval of the financing, holders of the Series E convertible preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction.

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

     On July 27, 2001, the Company entered into a modification agreement (the "Modification Agreement") with certain purchasers of the Series E Preferred Stock and Series A and B warrants (the "warrants") in order to amend certain terms of the Securities Purchase Agreement and the Registration Rights Agreement relating to the Preferred Stock and Warrants which were purchased on June 5, 2001 for an aggregate purchase price of $8.0 million (the "Financing"). Under the Modification Agreement, the parties agreed to amend, among other things, certain terms of the Certificate of Designation, Preferences and Rights of the Series E preferred stock ("Certificate of Designation"), subject to stockholder approval.

Under the Modification Agreement, the parties agreed to amend, among other thingd, certain terms of the Certificate of Designation, Preferences and Rights of the Series E preferred stock ("Certificate of Designation") subject to stockholder approval.

     In particular, SAFLINK entered into the Modification Agreement to extend certain dates by which SAFINK had committed to meet obligations with respect to the purchasers and to eliminate those features of the Preferred Stock and Warrants that would prevent the proceeds from the Financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modify the penalties imposed upon the Company in the event the Company fails to register the common stock underlying the Preferred Stock and Warrants, extend the deadline by which the Company must register this common stock, and limit the existing rights of the holders of the Preferred Stock and certain holders of the Warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the Preferred Stock; other provisions, including any amendments to the Certificate of Designation, will only become effective upon receipt of stockholder approval of the Financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company's next stockholder meeting.

     In connection with the financing, as modified, the Company has agreed to seek stockholder approval at its next annual stockholders meeting for (i) the issuance of common stock upon conversion of the Series E preferred stock and warrants issued in the financing, (ii) a new stock option plan, (iii) a reverse split of its common stock not less than 1:5 and no greater the 1:7, (iv) the issuance of common stock to Jotter Technologies, Inc. upon conversion of the remaining balance of the $1.7 million note payable plus accrued interest issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter on December 15, 2000 and (v) amendment of the Certificate of Designation.

     Under the current terms of the financing, as modified, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon exercise of the warrants and conversion of the preferred stock. If such registration statement is not declared effective within 60 days of closing or by December 31, 2001 (depending on the form of registration statement filed), such registration is suspended, or the Company's common stock is not listed or included for quotation on Nasdaq or another exchange after being so listed or included, the Company will be required to pay a 1.5% cash penalty per month to the purchasers of the Series E preferred stock and warrants. In addition, if the registration statement is not declared effective by the Securities and Exchange Commission within 160 days after the closing of this

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

transaction, holders of the Series E preferred stock will be entitled to redeem for $250 per share in cash any of their then outstanding shares of Series E preferred stock. Furthermore, the expiration dates and pricing of the Series A and B Warrants may be adjusted depending on the timing of a registration statement being declared effective. In the event the Company was merged or acquired, the holders of the Series E preferred stock have a right to a cash redemption of $250 per share and the holders of the Series A and B warrants have a cash redemption right based on a Black-Scholes calculated formula amount. This Black-Scholes calculated formula amount is estimated to be approximately $0.17 and $0.06 per share subject to Series A and B warrants, respectively, at June 30, 2001. Under the Modificaiton Agreement, subject to stockholder approveal of certain propasals at the Company's next stockholder meeting, the above-mentioned provision relating to a cash penalty in the vent of a registation failure will be modified so that the listing suspension penalty is eliminated and that upon a registration failure the conversion price odf the Seires E Preferred Stock wil be reduced by 20% and reduced an additional 1.5% for each month thereafter the registration failure continues. In addition, subject to stockholder approval of certain proposals at the next stockholder meeting, the right of holders fo the Seires E Preferred stock to require redemption in the event of a registration failure will be eliminated. Moreover, subject to stockholders approval of certain proposals atthe next stockholder meeting, the existing rights of holders of the Series E Preferred Stock and certain holders of the Series A and B Warrants will be limited to allow cash or stock penalties to be paid only in the event of certain types of acquisitions.

     In conjunction with the Series E Preferred Stock financing, the Company negotiated the following:

  . Obligations totaling approximately $495,000 were forgiven or converted into notes payable in consideration for receiving payment of remaining outstanding amounts subsequent to the financing. In accordance with Statement of Financial Accounting Standards No.15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, the forgiveness effectively represents a modification of terms of the debt and signifies the restructuring of debt. The gain realized on the restructuring is classified as an extraordinary item in the accompanying statement of operations for the three and six months ending June 30, 2001. Subsequent to the financing, the reduced amounts were paid in full satisfaction of the obligations.

  . After payment of a $100,000 lease termination fee, the terms of the lease for the Company's corporate offices were modified to provide for a month-to-month tenancy, terminable by either party upon 20 days notice. The Company gave notice to terminate the lease and has entered into a new lease agreement for its corporate headquarters (See Note 14). The Company also modified the terms of warrants previously issued to its landlord by reducing the exercise price on 25,000 warrants from $3.00 to $0.20 per share, extended the original expiration date from May 18, 2005 to May 31, 2006 and granted registration rights to the warrant holder. Accordingly, the Company has classified the $65,000 value associated with the warrants outside of stockholders' equity. Once the registration rights obligation has been satisfied, the amounts will be classified as stockholders' equity.

  . Extension of the maturity date of the $1 million bridge note payable to RMS Limited Partnership to May 12, 2002. In addition, the Company agreed to apply 50% of any proceeds received from the exercise of warrants issued in the Series E Preferred Stock financing towards principal and interest payments during the extension period.

  . Issuance of placement agent warrants to purchase 3.0 million shares of common stock for $0.20 per share exercisable until June 5, 2006. The estimated value of the warrants of $566,000 has been treated as an offering cost and offset against the proceeds received from the Series E Preferred Stock.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Anovea Warrants

     In conjunction with the breach of the Anovea license agreement due to delinquent payments, the Company negotiated extensions of payment terms through the issuance of 20,000 warrants to purchase common stock at an exercise price of $1.00 per share at any time until April 20, 2003; 20,000 warrants to purchase common stock at an exercise price of $1.00 per share at any time until April 30, 2003; and an additional 10,000 warrants to purchase common stock at an exercise price of $0.50 per share at any time until May 31, 2003. Also, on May 31, 2001, the 40,000 warrants issued on April 20, 2001 and April 30, 2001 were repriced to $0.50 per share. As a result of the additional warrants issued and modifications, the Company recorded a charge totaling approximately $17,000.

Bridge Loan Warrants

     On April 13, 2001, the Company offered to reduce the exercise price on warrants issued in conjunction with the November 2000 bridge notes from $1.50 per share to $0.50 per share for warrants exercised by April 20, 2001. A total of 250,000 warrants were exercised at the reduced exercise price. The Company recorded an additional $92,000 charge associated with the warrant modifications during the three months ended June 30, 2001.


     1992 Stock Incentive Plan

     For the six months ended June 30, 2001 the Company has granted a total of 1,135,167 options under its 1992 Stock Incentive Plan. The options were granted at the fair value of the stock on the date of the grant and had an original term of 10 years.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     2000 Stock Incentive Plan

     On September 6, 2000, the Company's board of directors adopted, and on June 29, 2001, amended, subject to stockholder approval, the SAFLINK Corporation 2000 Stock Incentive Plan ("the 2000 Plan"). Through June 30, 2001 the Company has granted a total of 2,997,554 options to employees and 120,000 options to directors under the 2000 Plan. An additional 145,418 shares were granted to employees on August 1, 2001 and 90,000 were granted to a consultant with identical terms. The options were granted with an exercise price of $0.24, which equaled or exceeded the fair value of the stock on the date of the grant and a term of 10 years from the date of the grant. Although the 2000 Plan is subject to shareholder approval, shareholders representing approximately 54% of the outstanding common shares have indicated their intent to vote in favor of the proposal at the upcoming shareholders meeting.

5.   Restructuring

     In conjunction with a corporate restructuring implemented immediately following the closing of the Series E Preferred Stock financing, the Company initiated a staff reduction. As part of the staff reduction, the Company has paid approximately $344,000 under severance packages to certain employees. Additionally, all terminated employees immediately vested in one-third of the unvested options held by them on the date of their termination. Under their severance agreements, the former Chief Executive Officer and former Chief Financial Officer vested in all the remaining options granted to them. The number of options that remain outstanding upon preparation totaled 1,370,834. The expiration dates of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002. The total number of options whose expiration dates were extended totaled 1,514,169. The Company also incurred approximately $150,000 in lease termination related costs including the payment of a $100,000 termination fee and expensed deferred rent related to the lease of their corporate headquarters. In addition, the Company wrote off approximately $379,000 of certain leasehold improvements and other furniture and equipment in conjunction with the restructuring.

6.   Significant Customers

     Two customers accounted for approximately 38% and 37% of the Company's revenues for the six months ended June 30, 2001. Two customers accounted for approximately 35% and 23% of the Company's revenues for the six months ended June 30, 2000. Two customers accounted for approximately 45% and 12% of the Company's revenues for the quarter ended June 30, 2001. One customer accounted for approximately 65% of the Company's revenues for the quarter ended June 30, 2000.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.   Comprehensive Loss

     For the quarter and six months ended June 30, 2001, total comprehensive losses were $3,513,000 and $6,487,000, respectively, which equaled the net loss for the respective periods. For the quarter and six months ended June 30, 2000, total comprehensive loss was $2,138,000 and $4,191,000, respectively which consisted of a net loss of $1,947,000 and $3,840,000 and unrealized holding losses on investments of $191,000 and $351,000, respectively.

8.   Net Loss Per Share

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 52.1 million and 3.8 million common shares at June 30, 2001 and 2000, respectively, and preferred stock and long-term debt convertible into approximately 41.7 and 6.3 million common shares at June 30, 2001 and 2000, respectively.

9.   Segment Information

     Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

10.  Legal Proceedings

     On June 16, 1999, International Interest Group, Inc. filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the Company's alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) recission by IIG against the Company and Mr. Forstmann. IIG's cause of action for recission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Each party to this action filed a motion for summary judgment with the court on March 29, 2001, but the court has not ruled on such motions as of August 15, 2001. Trial has been indefinitely stayed pending an interim appeal. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

11.  Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement on January 1, 2001 did not have an impact on the consolidated financial statements.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement No.141 immediately and Statement No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142.

     Statement No. 141 will require upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount,
both of which would be measured as of the date of adoption.   This second step
is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have no unamortized goodwill and unamortized identifiable intangible assets in the amount of $4,439,000 which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to intangible assets was $112,000 and $897,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

12.  NASDAQ Proceedings

     On April 20, 2001 the Company announced that it received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. On May 31, 2001 the Nasdaq Stock Market suspended trading in the Company's common stock due to the inclusion of a disclaimer opinion with respect to financial statements required to be certified by the Company's independent accountants in the Company's Form 10-K. On June 7, 2001, the Company appeared at a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. The Hearing

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Panel requested additional information, which the Company provided. On August 8, 2001, the Hearing Panel notified the Company that the Company had not met the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules and that the Company's securities were delisted effective with the open of the market on August 9, 2001. The Company is considering an appeal of this determination. The stock is presently being quoted on the Pink Sheets inter dealer quotation service under the symbol ESAF. The Company is pursuing a listing on the Over The Counter Bulletin Board ("OTCBB"). There can be no assurances that the Company will obtain a listing on the OTCBB or that any appeal proceedings will result in a relisting of the Company's securities on the Nasdaq SmallCap Market.

13.  Going Concern

     The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. The Company incurred additional net losses of approximately $3.5 million and $6.5 million for the quarter and six months ended June 30, 2001 and used cash of $4.8 million in operating activities for six months ended June 30, 2001 compared to losses of approximately $2.0 million and $3.8 million and used cash of $3.8 million for the prior year comparable periods. At June 30, 2001, the Company has a net working capital deficiency of $228,000 and has an accumulated deficit of $66.6 million. Although the Company has obtained proceeds from the Series E Preferred Stock Financing, additional funding is needed to maintain its current level of operations. The Company must seek additional funding available to it through the exercise of the Series A and B Warrants issued in conjunction with the Series E Preferred Stock Financing and other available means.

     There can be no assurance that the Company will be able to raise additional capital, achieve profitability, or generate cash from operations. If the Company is unable to obtain additional financing in the near term, it will be forced to severely curtail or possibly discontinue operations. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

14.  Subsequent Events

     On July 16, 2001 the Company entered into a lease agreement for office space for its corporate headquarters and on August 6, moved its headquarters from Redmond, Washington to Bellevue, Washington. The lease term is through March 2003 with payments of approximately $9,300 per month for 17 months beginning in November 2001 and provides rent concessions for the first two and a half months of the Company's occupancy.

     The Company has made certain advances totaling approximately $65,000 to Jotter Technologies, Inc., subsequent to June 30, 2001 in return for an unsecured promissory note dated August 16, 2001. The Company acquired the assets of Jotter Technologies, Inc. in December 2000. Certain members of the board of directors of Jotter Technologies, Inc. are either an officer or director of the Company. The note is payable in full including accrued interest on February 12, 2002 and bears interest at 12% per year.

                              SAFLINK CORPORATION
                      MANAGMENT'S DISCUSSION AND ANALYSIS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

     . our need for additional funds to continue operations;
     . control of the Company;
     . our limited operating history and substantial accumulated net losses;
     . technological and market uncertainty;
     . rapid changes in technology;
     . competition;
     . our dependence upon software licensors;
     . our ability to retain key employees and to attract high quality new employees;
     . shares eligible for future sale could adversely affect our ability to raise capital and the market price for our stock;
     . there is a limited public market for our common stock;
     . the market price for our stock has been and may continue to be volatile; . our exploration of an acquisition strategy with which the Company has no experience;
     . our dependence on significant growth in the biometrics market which is a developing market;
     . our marketing partners' ability to promote our products; and . our failure to pay dividends.

These factors are discussed in greater detail in our Annual Report on Form 10-K/A filed with the SEC on June 22, 2001.

A.   Recent Events

          On April 20, 2001 the Company announced that it received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. On May 31, 2001 the Nasdaq Stock Market suspended trading in the Company's common stock due to the inclusion of a disclaimer opinion with respect to financial statements required to be certified by the Company's independent accountants in the Company's Form 10-K. On June 7, 2001, the Company appeared at a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. The Hearing Panel requested additional information, which the Company provided. On August 8, 2001, the Hearing Panel notified the Company that the Company had not

                              SAFLINK CORPORATION
                      MANAGMENT'S DISCUSSION AND ANALYSIS

met the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules and that the Company's securities were delisted effective with the open of the market on August 9, 2001. The Company is considering an appeal of this determination. The stock is presently being quoted on the Pink Sheets inter dealer quotation service under the symbol ESAF. The Company is pursuing a listing on the Over The Counter Bulletin Board ("OTCBB"). There can be no assurances that the Company will obtain a listing on the OTCBB or that any appeal proceedings will result in a relisting of the Company's securities on the Nasdaq SmallCap Market.

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

     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 40 million shares of Company common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors and certain protective voting rights. In addition, investors received Series A warrants to purchase 40 million shares of common stock at $0.25 per share exercisable until June 5, 2002, after which the exercise price will increase to $0.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately
4.5 million shares of common stock at $0.25 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. Pending receipt of stockholder approval of the financing, holders of the Series E convertible preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction.

                              SAFLINK CORPORATION
                      MANAGMENT'S DISCUSSION AND ANALYSIS

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

     On July 27, 2001, the Company entered into a modification agreement (the "Modification Agreement") with certain purchasers of the Series E Preferred Stock and Series A and B warrants (the "warrants") in order to amend certain terms of the Securities Purchase Agreement and the Registration Rights Agreement relating to the Preferred Stock and Warrants which were purchased on June 5, 2001 for an aggregate purchase price of $8.0 million (the "Financing"). Under the Modification Agreement, the parties agreed to amend, among other things, certain terms of the Certificate of Designation, Preferences and Rights of the Series E preferred stock ("Certificates of Designation"), subject to stockholder approval.

Under the Modification Agreement, the parties agreed to amend, among other thingd, certain terms of the Certificate of Designation, Preferences and Rights of the Series E preferred stock ("Certificate of Designation") subject to stockholder approval.

     In particular, SAFLINK entered into the Modification Agreement to extend certain dates by which SAFINK had committed to meet obligations with respect to the purchasers and to eliminate those features of the Preferred Stock and Warrants that would prevent the proceeds from the Financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, narrow the existing penalties for the Company in the event the Company fails to register the common stock underlying the Preferred Stock and Warrants, extend the deadline by which the Company must register this common stock, and limit the existing rights of the holders of the Preferred Stock and certain holders of the Warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the Preferred Stock; other provisions, including any amendments to the Certificate of Designation, will only become effective upon receipt of stockholder approval of the Financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company's next stockholder meeting.

     In connection with the financing, as modified, the Company has agreed to seek stockholder approval at its next annual stockholders meeting for (i) the issuance of common stock upon conversion of the Series E preferred stock and warrants issued in the financing, (ii) a new stock option plan, (iii) a reverse split of its common stock sufficient to allow the Company to meet NASDAQ continued listing requirements (and in any event not less than 1:5), (iv) the issuance of common stock to Jotter Technologies, Inc. upon conversion of the balance of the $1.7 million note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter on December 15, 2000, and (v) amendment of the Certificate of Designation.

     Under the current terms of the financing, as modified, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon exercise of the warrants and conversion of the preferred stock. If such registration statement is not declared effective within 60 days of closing or by December 31, 2001, (depending on the form of registration statement filed), such registration is suspended, or the Company's common stock is not listed or included for quotation on Nasdaq or another exchange after being so listed or included, the Company will be required to pay a 1.5% cash penalty per month to the purchasers of the Series E preferred stock and warrants. In addition, if the registration statement is not declared effective by the Securities and Exchange Commission within 160 days after the closing of this transaction, holders of the Series E preferred stock will be entitled to redeem for $250 per share in cash any of their then outstanding shares of Series E preferred stock. Furthermore, the expiration dates and pricing of the Series A and B Warrants may be adjusted depending on the timing of a registration statement being declared effective. In the event the Company was merged or acquired, the holders of the Series E preferred stock have a right to a cash redemption of $250 per share and the holders of the Series A and B warrants have a cash redemption right based on a Black-Scholes calculated formula amount. This Black-Scholes calculated formula amount is estimated to be approximately $0.17 and $0.06 per share for the Series A and B warrants, respectively, at June 30, 2001. Under the Modification Agreement, subject to stockholder approval of certain proposals at the Company's next stockholder meeting, the above-mentioned provision relating to a cash penalty in the event of a registration failure will be modified so that the listing suspension penalty is eliminated and that upon a registration failure the conversion price of the Series E Preferred Stock will be reduced by 20% and reduced an additional 1.5% for each month thereafter the registration failure continues. In addition, subject to stockholder approval of certain proposals at the next stockholder meeting, the right of holders of the Series E Preferred Stock to require redemption in the event of a registration failure will be eliminated. Moreover, subject to stockholder approval of certain proposals at the next stockholder meeting, the existing rights of holders of the Series E Preferred Stock and certain holders of the Series A and B Warrants will be limited to allow cash or stock penalties to be paid only in the event of certain types of acquisitions.

     In conjunction with the Series E Preferred Stock financing, the Company negotiated the following:

  . Obligations totaling approximately $495,000 were forgiven or converted into notes payable in consideration for receiving payment of remaining outstanding amounts subsequent to the financing. In accordance with Statement of Financial Accounting Standards No.15, Accounting by Debtors and Creditors for Troubled Debt Restructuring, the forgiveness effectively represents a modification of terms of the debt and signifies the restructuring of debt. The gain realized on the restructuring is classified as an extraordinary item in the accompanying

                              SAFLINK CORPORATION
                      MANAGMENT'S DISCUSSION AND ANALYSIS

     statement of operations for the three and six months ending June 30, 2001. Subsequent to the financing, the reduced amounts were paid in full satisfaction of the obligations.

  . After payment of a $100,000 lease termination fee, the terms of the lease for the Company's corporate offices were modified to provide for a month-to-month tenancy, terminable by either party upon 20 days notice. The Company gave notice to terminate the lease and has entered into a new lease agreement for its corporate headquarters (See Note 14). The Company also modified the terms of warrants previously issued to its landlord by reducing the exercise price on 25,000 warrants from $3.00 to $0.20 per share, extended the original expiration date from May 18, 2005 to May 31, 2006 and granted registration rights to the warrant holder. Accordingly, the Company has classified the $65,000 value associated with the warrants outside of stockholders' equity. Once the registration rights obligation has been satisfied, the amounts will be classified as stockholders' equity.

  . Extension of the maturity date of the $1 million bridge note payable to RMS Limited Partnership to May 12, 2002. In addition, the Company agreed to apply 50% of any proceeds received from the exercise of warrants issued in the Series E Preferred Stock financing towards principal and interest payments during the extension period.

  . Issuance of placement agent warrants to purchase 3.0 million shares of common stock for $0.20 per share exercisable until June 5, 2006. The estimated value of the warrants of $566,000 has been treated as an offering cost and offset against the proceeds received from the Series E Preferred Stock.

                              SAFLINK CORPORATION
                      MANAGMENT'S DISCUSSION AND ANALYSIS

     The Company has made certain advances totaling approximately $65,000 to Jotter Technologies, Inc., subsequent to June 30, 2001 in return for an unsecured promissory note dated August 16, 2001. The Company acquired the assets of Jotter Technologies, Inc. in December 2000. Certain members of the board of directors of Jotter Technologies, Inc. are either an officer or director of the Company. The note is payable in full including accrued interest on February 12, 2002 and bears interest at 12% per year.

B.   Results of Operating Activities

     We incurred net losses attributable to common stockholders of approximately $5.0 million and $8.0 million for the three-month and six-month periods ended June 30, 2001, respectively as compared to losses of approximately $2.1 million and $4.1 million for the prior year comparable periods. The increase in net loss attributable to common stockholders for the three months ended June 30, 2001 of $2,926,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($283,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($457,000), and increases in restructuring and relocation expenses ($761,000) partially offset by decreases in personnel expense ($341,000). Sales and marketing expenses decreased to $213,000 for the quarter ended June 30, 2001 from $424,000 for the quarter ended June 30, 2000 due a lack of cash available to fund marketing efforts. We incurred net interest expense of $379,000 on bridge loans and the loan payable to Jotter for the quarter ended June 30, 2001 compared to interest and other income of $43,000 for the quarter ended June 30, 2000. Additionally, after allocation of the proceeds of our Series E preferred stock financing based upon the relative fair values of the preferred stock and the warrants, we recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. The beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. The increase in net loss attributable to common stockholders for the six months ended June 30, 2001 of $3,884,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($670,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($897,000), and increases in restructuring and relocation expenses ($673,000) partially offset by decreases in personnel expense ($537,000). Sales and marketing expenses decreased to $388,000 for the six months ended June 30, 2001 from $869,000 for the six months ended June 30, 2000 due a lack of cash. We incurred net interest expense of $652,000 on bridge loans and the loan payable to Jotter for the quarter ended June 30, 2001 compared to interest and other income of $104,000 for the six months ended June 30, 2000.

Revenue and Cost of Revenue

     Revenue of $121,000 for the three months ended June 30, 2000 decreased approximately $342,000 (74%) from revenue of approximately $463,000 for the three months ended June 30, 2000 while revenue of $294,000 for the six months ended June 30, 2001 decreased approximately $585,000 (67%) from revenue of $879,000 for the six months ended June 30, 2000. Our ability to close new business during the quarter and six months ended June 30, 2001 was seriously reduced by the lack of funds available for sales and marketing activities.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The approximately $10,000 increase and $119,000 decrease in cost of revenue for the three and six months ended June 30, 2001 was primarily attributable to stable fixed costs for the three months ended June 30, 2001 and the decrease in revenues for the six months ended June 30, 2001.

     The Company's gross margin percentages for the three and six month periods ended June 30, 2001 were approximately 17% and 41%, respectively compared to approximately 81% and 67% for the comparable periods of the prior year. The decreases for the three and six months ended June 30, 2001 are primarily due to changes in the product mix as the Company sold higher levels of software in the comparable previous year periods.

Operating Expenses

     Total operating expenses for the three months ended June 30, 2001 increased approximately $1.2 million (49%) to approximately $3.5 million from approximately $2.4 million for the same period in 2000. Included in the three month results are approximately $0.9 million of restructuring costs consisting of lease termination costs ($150,000) the write off of certain leasehold improvements and fixed assets ($379,000), and severance costs related to terminated employees, ($344,000). The Company reduced its workforce in June 2000 by approximately 42% and terminated the lease for its corporate headquarters in its efforts to reduce its operating costs. The remaining increase of approximately $300,000 was primarily due to increases in professional services related to the Company's Nasdaq proceedings and additional public company related costs somewhat offset by decreases in sales and marketing and product development costs.

     Total operating expenses for the six months ended June 30, 2001 increased approximately $1.8 million (39%) to approximately $6.3 million from approximately $4.5 million for the comparable prior year period. The increase is due primarily to the restructuring costs mentioned in the preceding paragraph ($0.9 million). The remaining increase of approximately $900,000 was primarily due to increases in professional services related to the Company's Nasdaq proceedings and additional public company related costs, amortization of intangibles somewhat offset by decreases in sales and marketing and product development costs.

     The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2001, as compared to the same periods in 2000:

                                                Three Months                                Six Months
(Dollars in thousands)                 Increase              Increase             Increase             Increase
                                      (Decrease)            (Decrease)           (Decrease)           (Decrease)
                                    --------------        --------------       --------------       --------------
Product development                     $ (333)               (30%)                $ (320)                (15)%
Amortization of intangible assets          457                *N/M                    897                 *N/M
Sales and marketing                       (211)                (50)                  (481)                (55)
Restructuring and relocation               761                 679                    673                 337
General and administrative                 478                  65                   1016                  73
                                    --------------        --------------       --------------       --------------
                                        $1,152                  49%                $1,785                  39%
                                    ==============        ==============       ==============       ==============

*N/M - Not meaningful

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Development -The decrease in product development costs for both the quarter and six months ended June 30, 2001 is primarily due to the decrease in external contractors used in development by the Company. The Company has reduced its staffing levels in product development during June 2001. We expect to continue to incur product development expenses, but at a reduced level for the near term, in order to conserve cash as we focus our efforts on consummating sales of existing products to identified sales prospects.

Sales and Marketing - The decrease in sales and marketing expenses for both the quarter and six months ended June 30, 2001 was primarily due to decreases in employee expenses, travel, and advertising expenses due to our need to conserve cash while we focused our efforts on securing needed working capital. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions in the foreseeable future. While we intend to maintain tight control over sales and marketing expenses in the near term as we focus our efforts to consummate sales to currently identified prospects, we expect our sales and marketing expenses to increase over the longer term as the market for our products and services develops.

General and Administrative - The increase in general and administrative expenses for the quarter and six months ended June 30, 2001 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts. The Company has implemented a concerted cost reduction effort while it focuses its efforts on consummating sales to already identified sales prospects.

B.   Liquidity and Capital Resources

Working Capital

     Cash and working capital (deficit) as of June 30, 2001 were approximately $2.3 million and $(228,000), respectively, compared to approximately $1.1 million and $(3.3 million), respectively, as of December 31, 2000. The increase in the Company's cash and working capital as of June 30, 2001 compared to December 31, 2000 was primarily due to the receipt of proceeds from the Series E Preferred Stock Financing offset by payments and settlements to vendors and net operating losses, partially offset by proceeds of approximately $125,000 from the exercise of warrants and approximately $31,000 upon the exercise of employee stock options during the six months ended June 30, 2001.

     Even though our recent financing is completed, subject to stockholder approval at our next stockholders' meeting, we will require significant additional funds to continue our operations into the year 2002. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

sufficient to meet our working capital needs for the next twelve months. Options we are reviewing to obtain such additional financing include, but are not limited to the receipt of proceeds from outstanding warrants, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate significant sales, that any such sales would be profitable.

Dividends

     Since our incorporation, we have not paid or declared dividends on our Common Stock, nor do we intend to pay or declare cash dividends on our Common Stock in the forseeable future.

                              SAFLINK CORPORATION
                    QUANTITIVE AND QUALITATIVE DISCLOSURES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market rate risk for changes in interest rates relates primarily to the $21,000 time certificates of deposit included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

     The Company maintains an office and currently has 8 employees located in Canada. Expenses related to this office are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2001, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 16, 1999, International Interest Group, Inc. filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of SAFLINK, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No.: BC212033). This lawsuit relates to the Company's alleged failure to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The complaint alleged three causes of action: (i) the Company's breach of contract with IIG causing IIG to sustain damages; (ii) fraud; and (iii) rescission by IIG against the Company and Mr. Forstmann. IIG's cause of action for rescission and IIG's cause of action for fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the appellate court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract; actual, consequential and punitive damages in connection with its fraud causes of action and its breach of fiduciary duties cause of action; and actual and consequential damages in connection with its negligent misrepresentation cause of action. Each party to this action filed a motion for summary judgment with the court on March 29, 2001, but the court has not ruled on such motions as of August 9, 2001. Trial has been indefinitely stayed pending an interim appeal. The Company does not believe the claims have any merit and it intends to vigorously defend itself in this lawsuit.

Item 2.  Changes in Securities

     On March 13, 2001, the Company issued 5,100,000 shares of its Common Stock to Jotter Technologies Inc. pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company. The shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933, as amended. The issuance was made without general solicitation of advertising. The investor was a sophisticated investor with access to all relevant information.

     On March 13, 2001, the Company issued a warrant to purchase up to 62,500 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until June 30, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

     On March 21, 2001, the Company issued warrants to purchase up to 17,188 shares of its Common Stock, $.01 par value, as partial consideration for two bridge loans. The warrants were fully vested on grant and are exercisable until June 30, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grants. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

     On March 21, 2001, the Company issued 37,500 shares of its Common Stock, $.01 par value, for proceeds of $18,750 upon exercise of investor warrants. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information

     On March 29, 2001, the Company issued a warrant to purchase up to 11,250 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until June 30, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

     On May 21, 2001 the Company announced that it had issued warrants to purchase up to 110,000 shares of its Common Stock, $.01 par value as partial consideration for a bridge loan. The warrants were fully vested on grant and are exercisable through dates ending June 30, 2006. The exercise price of $1.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.


     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.3 million in bridge notes and accrued interest, in a private placement to accredited investors. The shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.The Series E convertible preferred stock issued in this transaction is convertible into 40 million shares of Company common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase 40 million shares of common stock at $0.25 per share exercisable until June 5, 2002, after which the purchase price will increase to $0.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 4.5 million shares of common stock at $0.25 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock.

     In connection with the Series E financing, the Company issued placement agent warrants to accredited investors to purchase 3.0 million shares of common stock at $0.20 per share exercisable until June 5, 2006. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without a general solicitation or advertising.

     In May 2001, the Company issued 250,000 shares of common stock to SDS Merchant Fund, L.P. ("SDS") in consideration for $125,000 received from the exercise of warrants issued to SDS in the November 2000 bridge financing. The issuance was made pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. SDS is a sophisticated investor with access to all relevant information.

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

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

3(i) Certificate of Designation, Preferences and Rights of Series E Preferred
     Stock (incorporated by reference to the SAFLINK Corp. Form 10-K/A, dated June 22, 2001).

10.1 Form of Securities Purchase Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, Dated June 5, 2001

10.2 Form of Registration Rights Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, dated June 5, 2001

10.3 Form of Series A Warrant dated June 5, 2001

10.4 Form of Series B Warrant dated June 5, 2001

10.5 Stockholders Voting Agreement dated May 25, 2001, by and between RMS and Jotter (incorporated by reference to the Jotter Schedule 13D/A, dated June 15, 2001).

10.6 Severance Agreement, dated December 10,1998,as amended on May 15,2001,between SAFLINK Corporation and Jeffrey P. Anthony (incorporated by reference to the SAFLINK Corp. Form 10-K/A, dated June 22, 2001).

10.7 Severance Agreement, dated January 5,2000,as amended on May 15,2001,between SAFLINK Corporation and James W. Shepperd (incorporated by reference to the SAFLINK Corp. Form 10-K/A, dated June 22, 2001).

10.8 Form of Modification Agreement dated July 27, 2001 between SAFLINK and certain purchasers.

10.9 Sublease Agreement dated July 16, 2001 between Motorola, Inc and SAFLINK Corporation.

     (b)  Reports on Form 8-K

      The Company filed a Current Report on Form 8-K on April 19, 2001 regarding the receipt of additional bridge financing.

      The Company filed a Current Report on Form 8-K on June 6, 2001 regarding the issuance 40,000 shares of a newly designated Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million in a private placement to accredited investors.

     The Company filed a Current Report on Form 8-K on July 2, 2001 regarding the consent of KPMG LLP.

     The Company filed a Current Report on Form 8-K on August 20, 2001 regarding the Modification Agreement and notification of delisting.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SAFLINK CORPORATION


DATE: August 20, 2001                   BY: /s/ STEVEN OYER
                                            ----------------------
                                            Steven Oyer
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 Exhibit Index

Exhibit No.                       Description
-----------                       -----------

10.1 Form of Securities Purchase Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, Dated June 5, 2001.

10.2 Form of Registration Rights Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, dated June 5, 2001.

10.3   Form of Series A Warrant dated June 5, 2001.

10.4   Form of Series B Warrant dated June 5, 2001.

10.8 Form of Modification Agreement dated July 27, 2001 between SAFLINK and certain purchasers.

10.9 Sublease Agreement dated July 16, 2001 between Motorola, Inc and SAFLINK Corporation.