Form 10-Q
period 2001-09-30
SAFLINK CORP
filed 2001-11-19
CIK 847555

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                        COMMISSION FILE NUMBER 0-20270


                              SAFLINK CORPORATION
            (Exact name of registrant as specified in its charter)


                Delaware                                 95-4346070
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

       11911 N.E. 1/st/ Street, Suite B-304, Bellevue, Washington 98005
             (Address of principal executive offices and zip code)

                                (425) 278-1100
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 4,502,387 shares of SAFLINK Corporation's common stock outstanding as of November 19, 2001 after giving effect to the 7 to 1 reverse stock split as of that date.

                              SAFLINK Corporation

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2001

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

         a.     Condensed Consolidated Balance Sheets
                as of September 30, 2001 and December 31, 2000.................................   1

         b.     Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30, 2001 and 2000................   2

         c.     Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2001 and 2000..........................   3

         d.     Notes to Condensed Consolidated Financial Statements...........................   4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................  16

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................  22

Part II. Other Information

         Item 1.  Legal Proceedings............................................................  23

         Item 2.  Changes in Securities........................................................  23

         Item 3.  Defaults Upon Senior Securities..............................................  23

         Item 4.  Submission of Matters to a Vote of Security Holders..........................  24

         Item 6.  Exhibits and Reports on Form 8-K.............................................  27

Signature......................................................................................  28

================================================================================
                        PART 1 - FINANCIAL INFORMATION
================================================================================
ITEM 1.  FINANCIAL STATEMENTS

                              SAFLINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                 ASSETS                               September 30,   December 31,
                                                                          2001           2000
                                                                             (In thousands)
Current assets:
   Cash and cash equivalents                                            $    707        $  1,108
   Accounts receivable, net                                                   64             153
   Inventory                                                                  23              25
   Investments                                                                21             102
   Prepaid expenses and other current assets                                 155             244
                                                                        --------        --------
     Total current assets                                                    970           1,632
Furniture and equipment, net                                                 405             869
Intangible assets, net                                                       178           5,344
Other assets                                                                 231             152
                                                                        --------        --------
                                                                        $  1,784        $  7,997
                                                                        ========        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                     $  1,108        $  1,494
   Accrued liabilities                                                       479             693
   Notes payable                                                           1,135           2,437
   Deferred revenue                                                          153             286
                                                                        --------        --------
     Total current liabilities                                             2,875           4,910

   Convertible long-term debt, net of discount                             1,506           1,485

   Warrants subject to registration                                           65               -

Stockholders' equity (deficit)
   Preferred stock                                                             -               -
   Common stock                                                              316             262
   Common stock issuable in asset purchase                                     -           3,228
   Deferred stock-based compensation                                         (47)            (81)
   Additional paid-in capital                                             69,391          56,865
   Accumulated deficit                                                   (72,322)        (58,672)
                                                                        --------        --------
                                                                          (2,662)          1,602
                                                                        --------        --------
                                                                        $  1,784        $  7,997
                                                                        ========        ========

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (In thousands, except share and per share data)

                                                                       Three months Ended            Nine months ended
                                                                          September 30,                 September 30,
                                                                   --------------------------    --------------------------
                                                                       2001           2000           2001           2000
                                                                   -----------    -----------    -----------    -----------
Revenue:
   Products and services:
      Software                                                     $        22    $       168    $        59    $       637
      Hardware                                                              34             10             63            257
      Services and other                                                    30             99            258            262
                                                                   -----------    -----------    -----------    -----------
      Total revenue                                                         86            277            380          1,156

Cost of revenue:
   Software                                                                 13             47             38             59
   Hardware                                                                 26              8             55            207
   Services and other                                                       35             24            156            105
   Amortization of intangibles                                             318              -            954              -
    Impairment loss on intangible assets                                 2,811              -          2,811              -
                                                                   -----------    -----------    -----------    -----------
                                                                         3,203             79          4,014            371
                                                                   -----------    -----------    -----------    -----------

   Gross (deficit) profit                                               (3,117)           198         (3,634)           785

Operating expenses:
   Product development                                                     474          1,125          2,239          3,193
   Amortization of intangible assets                                       122              -            365              -
   Sales and marketing                                                     221            355            610          1,224
   Restructuring and relocation                                              -             16            873            216
   Impairment loss on intangible assets                                    998              -            998              -
   General and administrative                                              724            738          3,131          2,132
                                                                   -----------    -----------    -----------    -----------
       Total operating expenses                                          2,539          2,234          8,216          6,765
                                                                   -----------    -----------    -----------    -----------

   Loss from operations before interest and extraordinary               (5,656)        (2,036)       (11,850)        (5,980)
   item
Other income (expense):
   Interest and other income                                                13              -             29             74
   Interest expense                                                        (35)           (30)          (704)
                                                                   -----------    -----------    -----------    -----------
           Net other income (expense)                                      (22)           (30)          (675)            74

   Loss from operations before extraordinary item                       (5,678)        (2,066)       (12,525)        (5,906)

   Extraordinary Item
   Gain from debt restructuring                                              -              -            360              -
                                                                   -----------    -----------    -----------    -----------

   Net loss                                                             (5,678)        (2,066)       (12,165)        (5,906)
   Preferred stock dividend                                                  -           (100)        (1,485)          (348)
                                                                   -----------    -----------    -----------    -----------

   Net loss applicable to common stockholders                      $    (5,678)   $    (2,166)   $   (13,650)   $    (6,254)
                                                                   ===========    ===========    ===========    ===========

Basic and diluted loss per share applicable to common
 stockholders before extraordinary item                            $     (1.26)   $     (0.73)   $     (3.12)   $     (2.21)
Extraordinary item                                                           -              -           0.08              -
                                                                   -----------    -----------    -----------    -----------
Basic and diluted loss per share applicable to common
   stockholders                                                    $     (1.26)   $     (0.73)   $     (3.04)   $     (2.21)
                                                                   ===========    ===========    ===========    ===========
Weighted average number of basic and diluted common
shares                                                               4,507,744      2,961,975      4,491,625      2,825,655

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                    Nine months ended September 30,
                                                                                        2001             2000
                                                                                     ---------         ---------
Cash flows from operating activities:
Net loss                                                                             $(12,165)         $ (5,906)
Adjustments to reconcile net loss to net cash used in operating activities:
      Stock-based compensation                                                             67               259
      Depreciation and amortization                                                     1,563               136
      Impairment loss on intangible assets                                              3,809                 -
      Amortization of deferred financing costs                                            339                 -
      Beneficial conversion of bridge notes                                               232                 -
      Amortization of discount on note payable                                             21                 -
      Loss on disposal of fixed assets                                                    387                 -
      Loss on sale of investments                                                           -                42
      Changes in assets and liabilities:
        Accounts receivable                                                                89               (52)
        Inventory                                                                           2                22
        Prepaid expenses and other current assets                                          89              (251)
        Other assets                                                                      (79)             (346)
        Accounts payable                                                                 (386)              827
        Accrued liabilities                                                              (213)                -
        Deferred revenue                                                                 (133)             (127)
                                                                                     --------          --------
               Net cash used in operating activities                                   (6,378)           (5,396)

Cash flows from investing activities:
Purchases of furniture and equipment                                                     (131)             (341)
Proceeds from sale of investments                                                          81               132
                                                                                     --------          --------
               Net cash used in investing activities                                      (50)             (209)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants                                       854                 -
Proceeds from issuance of common stock upon exercise of employee stock
     options and investor warrants                                                        156             1,029
Proceeds from issuance of Series E Convertible Preferred Stock                          5,207                 -
Repayment of bridge notes                                                                (190)                -
                                                                                     --------          --------
               Net cash provided by financing activities                                6,027             1,029
                                                                                     --------          --------
              Net decrease in cash and cash equivalents                                  (401)           (4,576)
Cash and cash equivalents at beginning of period                                        1,108             5,335
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $    707          $    759
                                                                                     ========          ========

Non cash financing and investing activities:
       Preferred stock dividend                                                      $  1,485          $    348
       Stock issued for services                                                            -               105
       Conversion of Series A and Series D Preferred Stock to Common Stock                  -                65
       Warrants issued for product received                                                 -               174

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

     Certain items in the 2000 financial statements and the notes thereto have been reclassified to conform to the 2001 presentation of such items. Certain amounts presented in the interim financial statements for 2001 have been reclassified.

2.   Reverse Stock Split

     At the Company's recent stockholders' meeting held on September 24, 2001, the stockholders approved a reverse stock split of between seven-to-one and ten-to-one with the exact ratio to be determined at the discretion of the Board of Directors. The Board of Directors met on October 2, 2001 and determined the ratio for the split to be seven-to-one. The effective date for the reverse stock split is November 19, 2001. All stockholders of record as of that date will receive one share of common stock for every seven shares owned of Company common stock. Fractional interests will be rounded to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split. In addition, the Company's stock ticker symbol will be changed to SFLK effective November 19, 2001 as a result of the reverse stock split.

3.   Investments

     At September 30, 2001, investments consisted of a $2,000 bank time certificate of deposit and a $19,000 bank time certificate of deposit pledged to secure a credit card issued to the Company. These investments are carried at cost.

4.   Note Receivable

     The Company has made certain advances totaling approximately $65,000 to Jotter Technologies, Inc., in return for an unsecured promissory note dated August 16, 2001 which is included in other current assets. The Company acquired the assets of Jotter Technologies, Inc. in December 2000. Certain members of the board of directors of Jotter Technologies, Inc. are either an

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

officer or director of the Company. The note is payable in full including accrued interest on February 12, 2002 and bears interest at 12% per year.

5.   Restructuring

     In conjunction with a corporate restructuring implemented in June 2001, the Company initiated a staff reduction. The Company terminated a total of twelve development staff and two sales staff, in addition to the Chief Executive and Chief Financial Officers. As part of the staff reduction, the Company paid approximately $344,000 under severance packages to certain employees. Additionally, all terminated employees immediately vested in one-third of the unvested options held by them on the date of their termination. Under their severance agreements, the former Chief Executive Officer and former Chief Financial Officer vested in all the remaining options granted to them. The number of options that remain outstanding upon separation totaled approximately 195,834. The expiration dates of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002. The total number of options whose expiration dates were extended totaled approximately 216,310. The Company also incurred approximately $150,000 in lease termination related costs including the payment of a $100,000 termination fee and expensed deferred rent related to the lease of their corporate headquarters. In addition, the Company wrote off approximately $379,000 of certain leasehold improvements and other furniture and equipment in conjunction with the restructuring.

6.   Impairment loss on intangible assets

     During the quarter ended September 30, 2001, the Company performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in the Company's stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, a change in the strategic direction of the Company that limits further integration and development of the Jotter technology into the Company's current and anticipated product offerings due to current resource limitations. As a result, present expectations related to the Jotter technology indicate significant under performance as compared to original plans, and estimated future cash flows related to this technology have been determined to be negligible. The Company determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets during the quarter ended September 30, 2001 of approximately $3.8 million relating to the remaining net carrying value of the intangible assets acquired. The impairment loss on intangible assets is comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statement of operations for the three and nine months ended September 30, 2001 and approximately $535,000 of assembled workforce and approximately $460,000 of sales channel customer relationships included under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statement of operations for the three and nine months ended September 30, 2001. Management determined the amount of the impairment loss on intangible assets by comparing the carrying value of the intangible assets to their fair value. Management determined the fair value of the developed product technology and sales channel customer relationships intangible assets based on the

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

discounted cash flow methodology, which is based upon converting expected future cash flows to present value using a discount rate reflecting the Company's average cost of funds. The assembled workforce intangible asset fair value was determined using a replacement cost approach, which is based on the price a company would pay to replace the workforce.


7.   Commitments and Contingencies

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


8.   Stockholders' Equity

     On March 20, 2001, the Company issued 728,572 shares of Common Stock to Jotter Technologies Inc. as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company.

     For the nine months ended September 30, 2001 the Company has issued 1,429 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan. The options had an exercise price of $9.38 per share, which equaled fair value of the common stock on the dates of grant.

     On April 10, 2001 the Company announced that Jotter Technologies Inc. will convert its outstanding remaining balance on the $1.7 million note, plus accrued interest of $33,635 into Company common stock at $7.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by the Company in December 2000. Upon conversion of the debt, Jotter will own 967,160 shares of the Company's common stock, representing approximately 21.5% of the Company's currently outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase. The shareholders approved the conversion of the note at the annual shareholder's meeting on September 24, 2001. As a result of the agreement to convert the note into equity, the Company has reflected the note as non-current in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Series E Convertible Preferred Stock

     On May 21, 2001, the Company authorized the issuance of up to 40,000 shares of its Series E Convertible preferred stock, $0.01 par value. The Series E convertible preferred stock has a liquidation preference of $200 per share and is convertible into common stock at $1.40 per share.

     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors (the "Financing"). The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of Company common stock at any time until June 5, 2004. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the exercise price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase 639,376 shares of common stock at $1.75 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants, were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible.

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

     On July 27, 2001, the Company entered into a modification agreement (the "Modification Agreement") with certain purchasers of the Series E Preferred Stock and Series A and B warrants (the "warrants") in order to amend certain terms of the Securities Purchase Agreement and the Registration Rights Agreement entered into pursuant to the Financing. Under the Modification Agreement, the parties agreed to amend, among other things, certain terms of the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock ("Certificate of Designation"), subject to stockholder approval, which approval was obtained at the annual stockholders' meeting on September 24, 2001.

     In particular, the Company entered into the Modification Agreement to extend certain dates by which the Company had committed to meet obligations with respect to the purchasers and to eliminate

                             SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


those features of the Preferred Stock and Warrants that would prevent the proceeds from the Financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modify the penalties imposed upon the Company in the event the Company fails to register the common stock underlying the Preferred Stock and Warrants, extend the deadline by which the Company must register this common stock, and limit the existing rights of the holders of the Preferred Stock and certain holders of the Warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the Preferred Stock; other provisions, including any amendments to the Certificate of Designation, became effective upon receipt of stockholder approval of the Financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company's stockholder meeting. This approval was obtained on September 24, 2001. As a result of the approval of the Modification Agreement, the Financing has been recorded as equity in the accompanying balance sheet as of September 30, 2001.

     In connection with the financing, as modified, the Company agreed to seek stockholder approval at its next annual stockholders meeting for (i) the issuance of common stock representing 20% or more of the Company's outstanding shares of common stock upon conversion of the Series E preferred stock and warrants issued in the Financing, (ii) a new stock option plan, (iii) a reverse split of its common stock, and (iv) the issuance of common stock to Jotter Technologies, Inc. upon conversion of the remaining balance of the $1.7 million note payable plus accrued interest issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter on December 15, 2000 and (v) amendment of the Certificate of Designation. These approvals were obtained as of September 24, 2001.

     Since the Company's stockholders approved the amendments to the Certificate of Designation, Preferences and Rights of the Series E preferred stock at our recent stockholders' meeting, the Company amended the terms of the Series E preferred stock. The revised terms are described below.

     Dividends and Voting Rights. The Series E preferred stock will not pay a dividend and holders of the Series E preferred stock will not have any voting rights other than the right to elect two members to our board of directors nominated by Palo Alto Investors, a group of investors that purchased an aggregate of 10,000 shares of Series E preferred stock, and certain protective voting rights. For example, the Company may not, without first obtaining the approval of two-thirds of the Series E Preferred Stock, modify the Certificate of Designation of the Series E preferred stock, create any senior or parity securities or change the rights, preferences or privileges of any of the Company's capital stock so as to affect adversely the Series E preferred stock. The Series E preferred stockholders have not, to date, nominated any members for election to the board.

     Conversion. The 40,000 shares of Series E preferred stock are convertible, at the option of the holder, into shares of common stock at an initial conversion price of $1.40 per share. As of June 5, 2001, and until June 5, 2004, each share of Series E preferred stock is convertible into 143 shares of common stock. Any shares of Series E preferred stock outstanding on June 5, 2004 shall automatically be converted into common stock at the conversion price in effect on that date, which price will take into account any adjustments in the conversion price. The Series E preferred stock contains (i) anti-

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


dilution provisions with respect to future issuances of our equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of our capital stock.

     Since the Company received the requisite stockholder approval at our recent stockholders meeting, the Series E preferred stock and Series A and Series B warrants may now be exercised or converted into more than 19.99% of the common stock outstanding on June 4, 2001. However, SAC Capital Associates, LLC and SDS Merchant Fund, LP shall not be issued common stock upon conversion of their respective Series E preferred stock, if upon that conversion those purchasers would beneficially own greater than 4.9% of our issued and outstanding shares of common stock.

     Penalties Applicable for Conversion Failure. If a holder of the Series E preferred stock submits his, her or its shares for conversion and we fail to convert those shares for any reason, then we will have to pay to the holder hereof a cash amount equal to $2.00 for each share of Series E preferred stock we have not converted for each day the failure exists. As a result, assuming all of the shares of Series E preferred stock outstanding as of June 5, 2001 are presented to the Company for conversion, and the Company fails to convert those shares, the Company could have to pay up to $80,000 per day. In addition, if a holder of Series E preferred stock has not, by the third business day after the date of surrender of the shares of Series E preferred stock for conversion, received certificates for all shares of common stock with respect to the shares of the Series E preferred stock that holder has requested to convert, then the conversion price will be reduced five percent (5%) per month (pro rated for days less than a month) during the period beginning on the date of conversion and ending on the date the Company is no longer in default of the Company's conversion obligations.

     Rights Upon Occurrence of Major Transactions. Holders of the Series E preferred stock will be entitled to receive from the Company 125% of the liquidation preference of their Series E preferred stock in cash only in connection with an acquisition involving the issuance of more than 40% of Company common stock, where the acquisition does not constitute a change of control.

     Adjustment to Conversion Price for Registration Failure. In the event that the registration statement registering the shares of common stock underlying the Series E preferred stock and warrants is not declared effective by the SEC by December 31, 2001, the conversion price in respect of any shares of Series E preferred stock held by any affected holder, will be reduced by 20% and by 1.5% for each month thereafter during which such failure continues (pro rated for partial months).

     Rank; Liquidation Preference. The holders of Series E preferred stock rank prior to the holders of common stock and prior to all other classes of capital stock hereafter established with respect to the distribution of the Company's assets upon a bankruptcy, liquidation or other similar event. The liquidation preference for the Series E preferred stock is an amount equal to the purchase price of the Series E preferred stock of $200 per share.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Warrants

     Warrants issued in connection with the recent Financing. Since our stockholders approved certain proposals at our recent stockholders' meeting, the Company has issued to holders of the Series A and Series B warrants amended warrants, the terms of which are described below, which will replace the warrants issued on June 5, 2001.

     Series A warrants have an initial exercise price of $1.75 per share, which exercise price will be in effect until June 5, 2002 and are exerciseable for common stock. After this date, the exercise price will increase to $3.50 per share until the warrant expires on June 5, 2006. If, however, the registration statement which was filed August 31, 2001 and amended on November 7, 2001 is not declared effective by the SEC by December 31, 2001, the expiration date of these warrants will be extended 120 days from the effective date of the registration statement as declared by the SEC.

     The Series B warrants have an initial exercise price of $1.75 per share and are exercisable for common stock at any time until the later of December 5, 2001 or 120 days from the effective date of the registration statement as declared by the SEC.

     The terms of the warrants issued to the placement agent are substantially similar to the Series A warrants other than with regard to their respective initial exercise prices and expiration dates. The Series A and Series B warrants contain (i) anti-dilution provisions with respect to future issuances of the Company's equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassification or similar events of our capital stock. SAC Capital Associates, LLC and SDS Merchant Fund, LP will only be issued common stock upon exercise of these warrants to the extent their respective holdings do not exceed 4.9% of the Company's issued and outstanding shares of common stock. In addition, if the Company's common stock closing bid price is at least 200% of the then effective exercise price of the warrants for a specified period of time and subject to certain other conditions, 50% of the warrants are redeemable by the Company for cash before March 5, 2002. After this date, all warrants are redeemable by the Company for cash.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         In addition, in the event of certain major transactions and subject to certain conditions, the warrant holders are entitled to receive cash consideration in exchange for their warrants. For example, if in connection with an acquisition involving the issuance of more than 40% of the Company's common stock, where such acquisition does not constitute a change of control, then each warrant holder shall be entitled to receive a cash amount equal to the "Black Scholes Amount" times the number of shares of common stock for which the warrant was exercisable on the date before the transaction. For purposes of the warrant, the term "Black Scholes Amount" is an amount determined by calculating the "Black Scholes" value of an option to purchase one share of common stock using the applicable Bloomberg online page, using the following variable values:

    . current market price of common stock equal to the closing trade price on the last trading day before notice of the major transaction;

    . volatility of the common stock equal to the volatility of the common stock during the 100 trading day period preceding notice of the major transaction;

    . a risk free rate equal to the interest rate on the U.S. treasury bill or note with a maturity corresponding to the remaining term of the warrant on the date of the notice of the major transaction; and

    . an exercise price equal to the exercise price on the date of notice of the major transaction.

         If this calculation function is no longer available using the Bloomberg online page, the holder shall calculate this amount in its sole discretion using the closest available alternative mechanism and variable values to those available on the Bloomberg online page.


         2000 Stock Incentive Plan

         On September 6, 2000, the Company's board of directors adopted, and on June 29, 2001, amended, the SAFLINK Corporation 2000 Stock Incentive Plan ("the 2000 Plan"). The 2000 Plan was approved by the Company's shareholders on September 24, 2001. Prior to the approval, shareholders representing approximately 54% of the outstanding common shares had indicated their intent to vote in favor of the proposal at the shareholders meeting. Through September 30, 2001 the Company has granted and outstanding a total of 517,881 options to employees and 11,429 options to directors under the 2000 Plan which were still outstanding. A total of 12,858 options have been granted to a consultant with terms similar to those granted to employees and directors. The Black Scholes value of these options granted to the consultant of approximately $17,000 has been charged to general and administrative expenses for the three months ended September 30, 2001. Additional options to purchase 62,018 shares were granted to employees through November 12, 2001. The options were granted with an exercise price of ranging between $1.68 and $2.10, which equaled or exceeded the fair value of the stock on the date of the grant. The options expire 10 years from the date of the grant.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

9.  Significant Customers

       One customer accounted for approximately 60% of the Company's revenues for the three months ended September 30, 2001. Three customers accounted for approximately 73%, 13% and 10% of the Company's revenues for the three months ended September 30, 2000. Two customers accounted for approximately 29% and 16% of the Company's revenues for the nine months ended September 30, 2001. Two customers accounted for approximately 44% and 26% of the Company's revenues for the nine months ended September 30, 2000.

10. Comprehensive Loss

       For the three and nine months ended September 30, 2001, total comprehensive loss was $5,678,000 and $12,165,000, respectively, which equaled the net loss for the respective periods. For the three and nine months ended September 30, 2000, total comprehensive loss was $1,981,000 and $6,172,000, respectively which consisted of a net loss of $2,066,000 and $5,906,000 and unrealized holding gains (losses) on investments of $85,000 and ($266,000), respectively.

11. Net Loss Per Share

       In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants, convertible preferred stock and convertible debt. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 7.9 million and 0.5 million common shares at September 30, 2001 and 2000, respectively, and preferred stock and long-term debt convertible into approximately 6.0 million common shares at September 30, 2001.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


12. Segment Information

       Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, in a single segment.

13. Legal Proceedings

       On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles (Civil Action No. BC 212033). The lawsuit alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The original complaint alleged three causes of action:

    .  the Company's breach of contract with IIG causing IIG to sustain damages;

    .  fraud; and

    .  rescission by IIG against the Company and Mr. Forstmann.

    IIG's causes of action for rescission and fraud were dismissed with prejudice by the trial court during the first quarter of 2000. However, the Appellate Court reinstated IIG's fraud cause of action in August 2000. On November 7, 2000, IIG filed a third amended complaint adding causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duties.

       The company, Mr. Forstmann and IIG all filed motions for summary adjudication with the court on March 29, 2001. On May 31, 2001, the trial court ruled on the motions as follows:

    .  IIG's motion was denied in its entirety;

    .  Mr. Forstmann was granted summary judgment; and

    . trial court dismissed the causes of action for fraud by concealment, negligent misrepresentation and breach of fiduciary duty as to the Company and Mr. Forstmann.

The court further limited the issues in the case as they related to the remaining causes of action (breach of contract and fraud) to the narrow issues of whether the Company breached the contract or made a false promise, by failing to use reasonable best efforts to file the Form S-3 Registration Statement, for the purpose of registering the shares given to IIG in settlement, within 30 days of execution of the settlement agreement, and by failing to use reasonable best efforts to have the registration statement declared effective. The trial court implicitly ruled that the reverse stock split which occurred on or about May 27, 1998 was not a material fact.

       Thereafter, IIG filed two additional petitions for writ of mandate with the Court of Appeal. In response to the first petition, the Court of Appeal reinstated the breach of contract cause of action against Mr. Forstmann, but left the remainder of the trial court's ruling intact. The Court of Appeal denied IIG's second petition in its entirety.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

       Trial is set to commence on the remaining issues in this case on January 9, 2002. As a result of the trial court's rulings on the motions for summary adjudication, the remaining factual basis for IIG's alleged fraud claim is whether the Company made a false promise in the underlying settlement agreement by not allegedly intending to use reasonable best efforts to file the Form S-3 registration statement or to use reasonable best efforts to have the registration statement declared effective. IIG is seeking actual and consequential damages and attorneys' fees in connection with its cause of action for breach of contract and actual, consequential and punitive damages in connection with its fraud cause of action against the Company. Although in its original complaint, IIG claimed damages for $1,000,000, the Company believes that damages awarded, if any, would be de minimus. The Company believes that these damages, if any, would be calculated as the difference between the market value of the shares given to IIG at the time IIG was allegedly supposed to receive the shares and the market value of the shares at the time that IIG actually received the registered stock. The Company believes the remaining claims have little merit and intend to vigorously defend ourselves at trial.

14. Recently Issued Accounting Pronouncements

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

       In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and is applicable to all purchase method business combinations completed after June 30, 2001. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will be adopted by the Company on January 1, 2002 and is not expected to have a material impact on the Company's consolidated financial statements.

15. NASDAQ Proceedings

       On April 20, 2001 the Company announced that it received a Nasdaq Staff Determination on April 16, 2001 indicating that the Company failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from The Nasdaq SmallCap Market. On May 31, 2001 the Nasdaq Stock Market

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

suspended trading in the Company's common stock due to the inclusion of a disclaimer opinion with respect to financial statements required to be certified by the Company's independent accountants in the Company's Form 10-K. On June 7, 2001, the Company appeared at a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination. The Hearing Panel requested additional information, which the Company provided. On August 8, 2001, the Hearing Panel notified the Company that the Company had not met the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules and that the Company's securities were delisted effective with the open of the market on August 9, 2001. The stock is presently being quoted on the Over The Counter Bulletin Board ("OTCBB") and the Pink Sheets inter dealer quotation service under the symbol ESAF. Effective with the Company's reverse stock split on November 19, 2001, the Company's common stock is being quoted under the symbol SFLK.

16. Going Concern

       The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. The Company incurred additional net losses applicable to common stockholders of approximately $5.7 million and $13.7 million for the three and nine months ended September 30, 2001, respectively, and used cash of $6.4 million in operating activities for nine months ended September 30, 2001 compared to losses of approximately $2.2 million and $6.3 million and used cash of $5.4 million for the prior year comparable periods. At September 30, 2001, the Company has a net working capital deficiency of $1,905,000 and has an accumulated deficit of $72.3 million. Although the Company has obtained proceeds from the Financing, additional funding of at least $9.0 million is needed to maintain its current level of operations through December 31, 2002. The Company must seek additional funding available to it through the exercise of the Series A and B Warrants issued in the Financing. The exercise of these warrants will be dependant upon the price of our Common stock being at sufficient levels to induce the Series A and B Warrant holders to exercise.

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

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties which could cause actual results to differ materially from those discussed herein. In addition to other information contained in this quarterly report, the following factors, among others, may have affected, and in the future could affect the Company's actual results and could cause future results to differ materially from those in any forward looking statements made by or on behalf of the Company. Factors that could cause future results to differ from expectations include, but are not limited to, the following:

     .    the Company's need for additional funds to continue operations;

     .    the Company's substantial accumulated net losses;

     . that the Company's independent auditors have stated that there is doubt about our ability to continue as a going concern;

     . the Company's dependence on significant growth in the biometrics market which is a developing market;

     . that because 65% of the Company is owned by a few stockholders, they can significantly influence the Company's affairs;

     . the Company's ability to compete against competitors with greater financial and technical resources and greater ability to respond to market changes;

     . the Company's workforce reductions may cause the Company to be unable to take advantage of sales opportunities;

     . the Company's ability to retain key employees and to attract high quality new employees;

     . the Company's key executive officers have not held their positions for very long;

     . the Company's common stock has been delisted from the Nasdaq SmallCap Market and there is a limited public market for the Company's common stock;

     . the Over the Counter Electronic Bulletin Board and Pink Sheets on which the Company's common stock trades can be volatile markets;

     . the classification of the Company's stock as a "penny stock" and the additional rules that apply to sales of penny stocks;

     .    volatility of the Company's common stock;

     . dilution resulting from the issuance of common stock for the Company's stock option plans and the exercise of warrants;

     . the Company's partial dependence on third parties for product distribution;

     . the Company's revenues have historically been derived from a limited number of customers;

     . the Company's ability to keep up with rapid technological change in the software industry;

     .    the Company's lack of experience doing business outside the United
          States;

     . provisions of the Company's certificate of incorporation may prevent or impact the value of a takeover;

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     . the significant number of shares available for future sale could drive down the price of the Company's common stock, making it difficult to raise capital;

     . the Company's failure to register the shares underlying the Financing by December 31, 2001 will result in additional shares of common stock being issued which could depress the price of the Company's common stock

     These factors are discussed in greater detail in the Company's Annual Report on Form 10-K/A filed with the SEC on June 22, 2001 and in the Company's registration statement on Form S-1/A filed on November 7, 2001.

A.   Recent Events

     On July 27, 2001 the Company entered into a Modification Agreement with certain purchasers of the Series E Preferred Stock. See Note 8 to the Company's condensed consolidated financial statements for a description of the terms of the Modification Agreement.

     On September 24, 2001 the Company held its annual stockholders' meeting. See Item 4 for a description of each matter voted upon and the results of such voting.

     On October 9, 2001, pursuant to stockholder approval obtained at the annual meeting of stockholders held on September 24, 2001, the Company filed with the Secretary of State of Delaware a Certificate of Amendment to the Certificate of Incorporation for the purpose of amending the Certificate of Designation, Preferences and Rights of the Series E preferred stock. This Certificate of Amendment is included as Exhibit 3(i) to this Quarterly Report.

     On October 31, 2001, the Company announced the public availability of SAFmodule 2.1 for Novell Modular Authentication Service (NMAS). The Company has filed an application for patent protection with the United States Patent and Trademark Office.

     On November 7, the Company announced that it had been awarded a three year contract by a major financial services institution for delivery of its biometric enterprise security products. The three-year contract provides for the deployment of up to 5,000 seats in the next 12 months, with potential to deploy up to 22,000 seats over the life of the agreement. The number of seats will be determined in the sole discretion of the financial services institution, which will have no obligation to purchase any of the Company's products or services.

     At the Company's recent stockholders' meeting held on September 24, 2001, the stockholders approved a reverse stock split of between seven-to-one and ten-to-one, the exact ratio to be determined at the discretion of the Board of Directors. The Board of Directors met on October 2, 2001 and determined the ratio for the split to be seven-to-one. The Company will effect the Reverse Stock Split on November 19, 2001. All stockholders of record on November 19, 2001, will receive one share for every seven shares of SAFLINK common stock held by them. Fractional interests will be rounded to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split unless otherwise noted. In addition, the Company's stock ticker symbol will be changed to SFLK effective November 19, 2001.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company has made certain advances totaling approximately $65,000 to Jotter Technologies, Inc. in return for an unsecured promissory note dated August 16, 2001. The Company acquired the assets of Jotter Technologies, Inc. in December 2000. Certain members of the board of directors of Jotter Technologies, Inc. are either an officer or director of the Company. The note is payable in full including accrued interest on February 12, 2002 and bears interest at 12% per year.

B.   Results of Operating Activities

     We incurred net losses attributable to common stockholders of approximately $5.7 million and $13.7 million for the three-month and nine-month periods ended September 30, 2001, respectively as compared to losses of approximately $2.2 million and $6.3 million for the prior year comparable periods. Excluding the impairment charge for the intangible assets relating to the Jotter acquisition in the aggregate amount of $3,809,000, losses for the three months ended September 30, 2001 decreased by $297,000 compared to the same period in 2000. This is primarily due to decreases in personnel costs ($549,000), decreases in advertising ($118,000) and decreases in professional services ($136,000) somewhat offset by increases in amortization expense ($440,000) for which no prior year comparable expense exists.

     Excluding the impairment charge for the intangible assets relating to the Jotter acquisition of $3,809,000 the net loss attributable to common stockholders for the nine months ended September 30, 2001 increased by $3,587,000 compared to the same period in 2000. This increase is primarily due to increases in professional services ($550,000) and amortization of intangible assets relating to the acquisition of Jotter in December 2000 ($1,293,000), increases in restructuring and relocation expenses ($657,000), and increases in preferred stock dividends ($1,137,000), partially offset by decreases in personnel expense ($1,148,000). We incurred net interest expense of $675,000 on bridge loans and the loan payable to Jotter for the nine months ended September 30, 2001 compared to interest and other income of $74,000 for the nine months ended September 30, 2000.

Revenue and Cost of Revenue

     Revenue of $86,000 for the three months ended September 30, 2001 decreased approximately $191,000 (69%) from revenue of approximately $277,000 for the three months ended September 30, 2000 while revenue of $380,000 for the nine months ended September 30, 2001 decreased approximately $776,000 (67%) from revenue of $1,156,000 for the nine months ended September 30, 2000. The decrease for the nine month period ended September 30, 2001 versus 2000 was due to the shortage of funds to pursue sales opportunities during the first six months of the year. During the three months ended September 30, 2001, the Company refocused its efforts on the enterprise biometric market and concentrated on closing sales to potential customers currently evaluating the Company's product offerings.

     The $3,124,000 increase in cost of revenue for the three months ended September 30, 2001 versus the comparable period in 2000 was primarily attributable to the impairment charge and amortization of the intangible assets from the Jotter acquisition and an increase in hardware sales, which have a lower margin. For the nine months ended September 30, 2001 the $3,643,000 increase in cost of revenue over the 2000 period is primarily due to the impairment charge and amortization of intangible assets from the Jotter acquisition.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating Expenses

     Excluding the impairment loss on intangible assets of $998,000 related to the Jotter acquisition, total operating expenses for the three months ended September 30, 2001 decreased approximately $693,000 (31%) to approximately $1.5 million from approximately $2.2 million for the same period in 2000. The decrease is primarily due to the reduction in staffing made in June 2001 resulting in savings of approximately $549,000 from the prior year partially offset by increases in amortization of intangibles ($122,000) for which no prior year comparable expense exists.

     Excluding the above mentioned impairment loss on intangible assets of $998,000, operating expenses for the nine months ended September 30, 2001 increased approximately $453,000 versus the same period in 2000. The increase is primarily due to increases in restructuring and relocation costs ($657,000), increases in professional services ($550,000) and amortization of intangible assets ($365,000), which had no prior year comparable expense partially offset by decreases in personnel costs ($1.1 million) and decreases in advertising ($280,000).

     The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2001, as compared to the same periods in 2000:

                                                  Three Months              Nine Months
(Dollars in thousands)                      Increase      Increase     Increase     Increase
                                           (Decrease)    (Decrease)   (Decrease)   (Decrease)
                                           ----------    ----------   ----------   ----------
Product development                        $    (651)         (58%)    $   (954)         (30)%
Amortization of intangible assets                122            *           365            *
Sales and marketing                             (134)         (38)         (614)         (50)
Restructuring and relocation                     (16)        (100)          657          304
Impairment loss on intangible assets             998            *           998            *
General and administrative                       (14)          (2)          999           47
                                           ---------      -------      --------      -------
                                           $     305           14%     $  1,451           21%
                                           =========      =======      ========      =======

*N/M - Not meaningful

Product Development - The decrease in product development costs for both the three and nine months ended September 30, 2001 compared to the same periods in 2000 is primarily due to decreased personnel costs. The Company reduced its staffing levels by approximately 13 staff members in product development during June of 2001. We expect to continue to incur product development expenses as we continue to release new products and enhancements for the enterprise network market.

Amortization of Intangible assets - The amortization of intangible assets increased for the three and nine month periods due to the amortization of intangible assets relating to the acquisition of Jotter in December 2000 for which no prior year comparable expense exists.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales and Marketing - The decrease in sales and marketing expenses for three months ended September 30, 2001 versus the same period in 2000 was primarily due to decreases in travel ($77,000) and advertising expenses ($40,000). The decrease for the nine months ended September 30, 2001 versus the same period in 2000 was primarily due to decreases in personnel costs ($125,000) decreases in travel ($149,000) and advertising expenses ($284,000). We believe that the increase in awareness of biometrics as a security solution in light of the events of September 11, 2001 will lead to greater market acceptance of biometric security solutions. While we intend to maintain tight control over sales and marketing expenses in the near term as we focus our efforts to consummate sales to currently identified prospects, we expect our sales and marketing expenses to increase over the longer term as the market for our products and services develops.

Restructuring and Relocation - The decrease of $16,000 for the three months ended September 30, 2001 versus the same period in 2000 pertains to the move of the corporate offices in fiscal 2000 for which no current year comparable expense exists. The increase in the nine months ended September 30, 2001 compared to the comparable period in 2000 is due to the restructuring charges taken in June 2001.

Impairment loss on intangible assets - During the three months ended September 30, 2001, the Company determined that the carrying value of the remaining Jotter intangible assets was not recoverable and recognized an impairment loss during the quarter ended September 30, 2001, of approximately $998,000 relating to the remaining net carrying value of the intangible assets acquired. The impairment charge is comprised of approximately $535,000 of assembled workforce and approximately $460,000 of sales channel customer relationships. As previously mentioned, the Company also recognized an impairment of intangible assets of approximately 2.8 million as part of cost of revenue.

General and Administrative - General and administrative expenses for the three months ended September 30, 2001 were comparable to the prior year period. For the nine months ended September 30, 2001 the increase was primarily due to increases in professional services ($550,000) and increases in shareholder expenses ($128,000) related to our recent annual meeting.

B.   Liquidity and Capital Resources

Working Capital

     Cash and working capital (deficiency) as of September 30, 2001 were approximately $707,000 and ($1.9 million), respectively, compared to approximately $1.1 million and ($3.3 million), respectively, as of December 31, 2000. The decrease in the Company's cash as of September 30, 2001 compared to December 31, 2000 was primarily due to net operating losses and payments and settlements to vendors offset by the receipt of proceeds from the Series E Preferred Stock Financing and approximately $125,000 from the exercise of warrants and approximately $31,000 upon the exercise of employee stock options during the nine months ended September 30, 2001. The increase in the Company's working capital is primarily due to the conversion of bridge loans in the recent Financing.

     We expended cash in our operations, including capital expenditures and debt repayments during the nine months ended September 30, 2001 at the rate of approximately $750,000 per month, excluding financing activities. For the three months ended September 30, 2001 we expended cash at the rate of approximately $550,000 per month due to reductions in staffing levels and curtailing of overhead. Our anticipated cash needs to fund our working capital and debt service requirements are anticipated to be

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


approximately $9.0 million through December 31, 2002. To date, we have had no success in raising these funds. Additionally, the terms of our recent financing prohibit the Company from raising additional capital by selling discounted, variable priced equity securities until 180 days after the date the Company's registration statement on Form S-1 is declared effective by the SEC. After December 31, 2002, our need for additional liquidity will be primarily to fund our working capital requirements. In the next three to six months, we anticipate that additional financing will be available through the exercise of the outstanding warrants issued in the Financing. The exercise of the warrants will depend upon the price of our common stock being at a sufficient level to induce the Series A and Series B warrant holders to exercise. We are also exploring the possibility of a business combination with a partner with adequate resources to sustain our operations. In the longer term, a combination of additional warrant exercises and revenue growth will be required to sustain our operations. If we are unable to obtain sufficient additional funding through the exercise of warrants or execution of a business combination, we will need to significantly curtail or discontinue our operations.

     Even though our recent financing is completed, we will require significant additional funds to continue our operations into the year 2002. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our working capital needs for the next twelve months. Options we are reviewing to obtain such additional financing include, but are not limited to the receipt of proceeds from outstanding warrants, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause us to cease or curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or if we are able to consummate significant sales, that any such sales would be profitable.


Dividends

     Since our incorporation, the Company has not paid or declared dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the forseeable future.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Trial has been set for January 9, 2002 for the suit filed by International Interest Group, Inc. against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company. For a full discussion of the suit filed against the Company by International Interest Group, Inc. in June 1999, please refer to Note 13 to the Company's condensed consolidated financial statements.


Item 2. Changes in Securities and Use of Proceeds

     On July 27, 2001, the Company entered into a Modification Agreement with certain purchasers of the Series E Preferred Stock in the Financing to amend certain terms of the Securities Purchase Agreement and Registration Rights Agreement entered into pursuant to the Financing. Pursuant to the Modification Agreement, and subsequent to obtaining stockholder approval at the annual meeting of stockholders held on September 24, 2001, certain terms of the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock were amended. The amended terms of the Series E Preferred Stock are discussed in Note 8 of the condensed consolidated financial statements filed as part of this Form 10-Q.


Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its 2000 annual meeting on September 24, 2001. All seven proposals made by the Company were approved at the Company's stockholders meeting. In particular, the Company's stockholders

 . elected four directors (Glenn Argenbright, Frank Devine, Bradley Galinson, and Robert Smibert) for a term of one year or until their successors are duly elected and qualified;

 .  approved the SAFLINK Corporation 2000 Stock Incentive Plan;

 . approved the issuance of common stock representing 20% or more of the Company's outstanding shares of common stock upon conversion of the Series E preferred stock and the exercise of the Series A warrants and Series B warrants issued to the Company in its recent Financing and upon the exercise of warrants issued to the placement agent in the Financing;

 . approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's outstanding common stock of at least seven-to-one but no more than ten-to-one as determined in the Company's sole discretion by its board of directors;

 . approved the conversion into shares of common stock of the $1.64 million remaining balance of the $1.7 million promissory note issued to Jotter Technologies, Inc. ("Jotter") as partial consideration in the asset purchase transaction between the Company and Jotter;

 . approved an amendment to the Certificate of Designation, Preferences and Rights for the Series E preferred stock; and

 . ratified the appointment by the Company's board of directors of KPMG LLP as the Company's independent auditors.

     The vote counts reflect the actual shares voted at the Company's stockholder meeting and have not been adjusted to reflect the seven-for-one reverse split effected by the Company on November 19, 2001.

     Proposal 1.  Election of Directors
                  ---------------------

                                         VOTES       VOTES         BROKER
                                         -----       -----         ------
NAME                       VOTES FOR    AGAINST     WITHHELD     NON-VOTES
                           ---------    -------     --------     ---------

Glenn L. Argenbright       29,747,058      0         28,722          0

Frank M. Devine            29,747,058      0         28,722          0

Bradley D. Galinson        29,747,058      0         28,722          0

Robert M. Smibert          29,747,058      0         28,722          0

     Proposal 2.  2000 Stock Incentive Plan
                  -------------------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     20,276,745         67,834               2,628          9,428,573


     Proposal 3.  Series E Financing
                  ------------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     20,322,215         22,699               2,293          9,428,573


     Proposal 4.  Reverse Stock Split
                  -------------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     29,729,173         43,931               2,676              0


     Proposal 5.  Jotter Note Conversion
                  ----------------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     20,293,767         47,054               6,386          9,428,573


     Proposal 6.  Amendment to the Certificate of Designation of the Series E
                  -----------------------------------------------------------
                  Preferred Stock
                  ---------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     20,315,403         27,653               4,151          9,428,573

     In addition, shareholders of the Series E Preferred Stock approved the proposal to amend the Certificate of Designation of the Series E Preferred Stock. The following table sets for information regarding voting on the proposal.


                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
       32,696             0                   65                0


     Proposal 7.  Ratify KPMG LLP as the Company's independent auditors
                  -----------------------------------------------------

                                                             BROKER
                                                             ------
     VOTES FOR      VOTES AGAINST       VOTES WITHHELD      NON-VOTES
     ---------      -------------       --------------      ---------
     29,750,806         2,215               22,759              0

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

       (a)     Exhibits

3(i) Certificate of Amendment to Certificate of Incorporation for purposes of amending the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock (incorporated by reference to Exhibit 3.1.8 of the Company's registration statement on Form S-1/A (#333-68642), filed with the SEC on November 7, 2001).

10.1 Form of Modification Agreement, dated July 27, 2001, between SAFLINK and certain purchasers (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on August 20, 2001.

10.2 Sublease agreement, dated July 16, 2001, between SAFLINK and Motorola, Inc. (Incorporated by reference to exhibit 10.9 of Form 10Q filed with the SEC on August 20, 2001).


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



                                    SAFLINK CORPORATION


DATE: November 19, 2001             BY: /s/ STEVEN OYER
                                        ----------------------
                                        Steven Oyer
                                        Interim Chief Financial Officer
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)