Form 10-Q/A
period 2001-03-31
SAFLINK CORP
filed 2001-12-20
CIK 847555

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q/A



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



           11911 N.E. 1ST ST., SUITE B-304, BELLEVUE, WASHINGTON 98005

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



         THERE WERE 4,555,559 SHARES OF SAFLINK CORPORATION'S COMMON STOCK OUTSTANDING AS OF DECEMBER 19, 2001.

                               SAFLINK CORPORATION


                                   FORM 10-Q/A


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

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                 ASSETS            March 31,     December 31,
                                                      2001           2000
                                                        (In thousands)
Current assets:
   Cash and cash equivalents                        $    126       $  1,108
   Accounts receivable, net                              109            153
   Inventory                                              51             25
   Investments                                           122            102
   Prepaid expenses and other current assets             126            244
                                                    --------       --------
     Total current assets                                534          1,632
Furniture and equipment, net                             824            869
Intangible assets, net                                 4,891          5,344
Other assets                                             134            152
                                                    --------       --------
                                                    $  6,383       $  7,997
                                                    ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                 $  2,525       $  1,494
   Accrued liabilities                                   588            693
   Bridge notes payable                                2,864          2,437
   Deferred revenue                                      216            286
                                                    --------       --------
     Total current liabilities                         6,193          4,910
Long-term debt, net of discounts                       1,504          1,485
                                                    --------       --------
                                                       7,697          6,395
Stockholders' equity (deficit):
   Common stock                                           45             37
   Common stock issuable in asset purchase              --            3,228
   Deferred stock-based compensation                     (71)           (81)
   Additional paid-in capital                         60,358         57,090
   Accumulated deficit                               (61,646)       (58,672)
                                                    --------       --------
                                                      (1,314)         1,602
                                                    --------       --------
                                                    $  6,383       $  7,997
                                                    ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED MARCH 31,
                                                               2001              2000
                                                           ------------      ------------
Products and services:
   Software                                                $         26      $        140
   Hardware                                                           1               216
   Services and other                                               145                60
                                                           ------------      ------------
      Total revenue                                                 172               416

Cost of products and services sold:
   Software                                                          13                27
   Hardware                                                           1               155
   Services and other                                                60                19
   Amortization of intangible assets                                318              --
                                                           ------------      ------------
      Total cost of revenue                                         392               201
                                                           ------------      ------------

          Gross profit                                               98               215

Operating expenses:
   Product development                                              984               971
   Sales and marketing                                              176               445
   Amortization of intangible assets                                122              --
   Relocation                                                      --                  88
   General and administrative                                     1,199               664
                                                           ------------      ------------
      Total operating expenses                                    2,481             2,168
                                                           ------------      ------------

          Loss from operations                                   (2,701)           (1,953)

Interest and other income                                             2                61
Interest expense                                                   (275)             --
                                                           ------------      ------------
          Net loss                                               (2,974)           (1,892)

Preferred stock dividend                                           --                 123
                                                           ------------      ------------

          Net loss attributable to common stockholders     $     (2,974)     $     (2,015)
                                                           ============      ============


Basic and diluted loss per common share                    $      (0.67)     $      (0.74)
                                                           ============      ============


Weighted average number of common shares outstanding          4,466,777         2,727,780
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

         Certain items in the 2000 financial statements and the notes thereto have been reclassified to conform with the 2001 presentation of such items. Certain amounts presented in the interim financial statements for 2001 have been reclassified from their initial classification in the Company's quarterly financial statements previously filed with the SEC on Form 10-Q.


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

3.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2001, the Company issued (i) 728,572 shares of Common Stock to Jotter Technologies Inc. as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company, (ii) 1,429 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan and (iii) 5,358 shares of Common Stock upon exercise of investor warrants. The options had an exercise price of $9.38 per share, which equaled fair value on the dates of grant. The warrants had an exercise price of $3.50 per share.

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

6.       NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 0.6 million and 0.5 million common shares at March 31, 2001 and 2000, respectively, and preferred stock convertible into approximately 0.9 million common shares at March 31, 2000.

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

11.      SUBSEQUENT EVENTS

         On April 10, 2001 the Company announced that Jotter Technologies Inc. will convert its outstanding $1.64 million note, plus accrued interest of $33,635 into SAFLINK common stock at $7.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by SAFLINK in December 2000. Upon conversion of the debt, Jotter will own 967,160 shares of SAFLINK common stock, representing approximately 20.6% of the Company's outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.

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

         On May 21, 2001, the Company announced that it received $440,000 of additional bridge financing and $125,000 upon the exercise of warrants to purchase 35,715 shares of Common stock at $3.50 per share in April and May 2001. The additional bridge funds were received on substantially similar terms to those of the $2.9 million bridge financings completed in November 2000 and March 2001. The Company issued unsecured notes, which bear interest at 12% per annum and mature in May 2001. Holders of the notes will be entitled to participate in any financing that the Company undertakes prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. The Company also issued warrants to purchase 15,715 shares of common stock for $10.50 per share.

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


         At the Company's stockholders' meeting held on September 24, 2001, the stockholders approved a reverse stock split of between seven-to-one and ten-to-one with the exact ratio to be determined at the discretion of the Board of Directors. The Board of Directors met on October 2, 2001 and determined the ratio for the split to be seven-to-one. The effective date for the reverse stock split was November 19, 2001. All stockholders of record as of that date received one share of common stock for every seven shares owned of Company common stock. Fractional interests were rounded to the next highest share. All share and per share amounts have been restated in all periods presented to reflect the effects of the reverse split. In addition, the Company's stock ticker symbol was changed to SFLK effective November 19, 2001 as a result of the reverse stock split.



         See the Company's 10-Q/A for the quarter ended June 30, 2001 and 10-Q for the quarter ended Sept 30, 2001 for additional subsequent events.

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


A.       RECENT EVENTS

         As a result of $100,000 in bridge loan financing obtained in December 2001, the company believes it has sufficient funds to continue operations through December 31, 2001. The Company is seeking to raise additional funds for its short- and long-term operational needs by means of further bridge financing and the exercise of outstanding warrants, but there can be no assurance that the Company will be able to obtain such funds.


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

            In May 2001, we announced that we received $440,000 of additional bridge financing in April and May 2001. Such funds were received on substantially similar terms to those of the $2.9 million bridge financing completed in November 2000 and March 2001. We issued unsecured notes, which bear interest at 12% per annum and mature in May 2001. Holders of the notes will be entitled to participate in any financing that we undertake prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. We also issued warrants to purchase 15,715 shares of common stock for $10.50 per share. In April 2001, we received $125,000 upon the exercise of warrants to purchase 35,715 shares of Common Stock at $3.50 per share.

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





B.       RESULTS OF OPERATING ACTIVITIES

            The Company incurred net losses attributable to common stockholders of approximately $3.0 million and $2.0 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in net loss of approximately $959,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($394,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($440,000), partially offset by decreases in personnel expense ($178,000) and relocation expenses incurred in the quarter ended March 31, 2000 ($88,000) with no such expenses in the quarter ended March 31, 2001. Sales and marketing expenses decreased to $176,000 for the quarter ended March 31, 2001 from $445,000 for the quarter ended March 31, 2000 due a lack of cash. We incurred interest expense of $275,000 on bridge loans for the quarter ended March 31, 2001 with no comparable expense for the quarter ended March 31, 2000.


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

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         The approximately $191,000 increase in cost of revenue was primarily attributable to the amortization of the intangible assets acquired in conjunction with the Jotter acquisition in the amount of $318,000 for the three months ended March 31, 2001 for which no comparable prior period expense exists offset by decreases in product mix and reduced sales.

         The Company's gross margin percentages for the three-month periods ended March 31, 2001 and 2000 were approximately 57% and 52%, respectively. The changes from 2000 to 2001 were primarily due to a change in product mix, which included a significantly higher percentage of revenue from services and other in 2001 than in 2000.

OPERATING EXPENSES

         Total operating expenses for the three months ended March 31, 2001 increased approximately $313,000 (14%) to approximately $2.5 million from approximately $2.2 million for the same period in 2000. This increase was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($394,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($122,000), partially offset by decreases in personnel expense ($178,000) and relocation expenses incurred in the quarter ended March 31, 2000 ($88,000) with no such expenses in the quarter ended March 31, 2001. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2001, as compared to the same period in 2000:

(Dollars in thousands)                INCREASE       INCREASE
                                     (DECREASE)     (DECREASE)
                                     ----------     ---------
Product development                    $  13            1%
Sales and marketing                     (269)         (60)
Amortization of intangible assets        122          N.M.*
Relocation                               (88)        (100)
General and administrative               535           81
                                       -----        -----
                                       $ 313           14%
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

B.       LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

         As a result of $100,000 in bridge loan financing obtained in December 2001, the company believes it has sufficient funds to continue operations through December 31, 2001. The Company is seeking to raise additional funds for its short- and long-term operational needs by means of further bridge financing and the exercise of outstanding warrants, but there can be no assurance that the Company will be able to obtain such funds.

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

ITEM 2.  CHANGES IN SECURITIES

         On March 13, 2001, the Company issued 728,572 shares of its Common Stock to Jotter Technologies Inc. pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company. Shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relavent information. These shares were registered under Registration Statement No. 333-54084.

         On March 13, 2001, the Company issued a warrant to purchase up to 8,929 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until March 31, 2006. The exercise price of $10.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

         On March 21, 2001, the Company issued warrants to purchase up to 2,456 shares of its Common Stock, $.01 par value, as partial consideration for two bridge loans. The warrants were fully vested on grant and are exercisable until March 31, 2006. The exercise price of $10.50 per share was greater than the closing price of the Common Stock on the date of grants. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

         On March 21, 2001, the Company issued 5,358 shares of its Common Stock, $.01 par value, for proceeds of $18,750 upon exercise of investor warrants. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information

         On March 29, 2001, the Company issued a warrant to purchase up to 1,608 shares of its Common Stock, $.01 par value, as partial consideration for a bridge loan. The warrant was fully vested on grant and is exercisable until March 31, 2006. The exercise price of $10.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.


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



                                         SAFLINK CORPORATION


DATE:   December 20, 2001                BY: /S/ STEVEN OYER
                                             ---------------------------------
                                             Steven Oyer
                                             Interim Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)