Form 10-Q/A
period 2001-06-30
SAFLINK CORP
filed 2001-12-20
CIK 847555

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 4,555,559 shares of SAFLINK Corporation's common stock outstanding as of December 19 2001.

                              SAFLINK Corporation

                                  FORM 10-Q/A

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

ITEM 1.  FINANCIAL STATEMENTS

                              SAFLINK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                           ASSETS                                         June 30,                December 31,
                                                                            2001                     2000
                                                                                   (In thousands)
Current assets:
  Cash and cash equivalents                                               $  2,315                $   1,108
  Accounts receivable, net                                                      64                      153
  Inventory                                                                     24                       25
  Investments                                                                   21                      102
  Prepaid expenses and other current assets                                    238                      244
                                                                          --------                ---------
    Total current assets                                                     2,662                    1,632
Furniture and equipment, net                                                   356                      869
Intangible assets, net                                                       4,439                    5,344
Other assets                                                                     -                      152
                                                                          --------                ---------
                                                                          $  7,457                $   7,997
                                                                          ========                =========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $  1,099                $   1,494
  Accrued liabilities                                                          505                      693
  Notes payable                                                              1,135                    2,437
  Deferred revenue                                                             151                      286
                                                                          --------                ---------
    Total current liabilities                                                2,890                    4,910

  Convertible long-term debt, net of discount                                1,506                    1,485


 Series E Convertible, Redeemable Preferred Stock                            5,317                        -
 Warrants with cash redemption features                                      1,485                        -
 Warrants subject to registration                                               65                        -

Stockholders' equity (deficit)
  Common stock                                                                  45                       37
  Common stock issuable in asset purchase                                        -                    3,228
  Deferred stock-based compensation                                            (50)                     (81)
  Additional paid-in capital                                                62,843                   57,090
  Accumulated deficit                                                      (66,644)                 (58,672)
                                                                          --------                ---------
                                                                            (3,806)                   1,602
                                                                          --------                ---------
                                                                          $  7,457                $   7,997
                                                                          ========                =========

See accompanying notes to condensed consolidated financial statements.

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                             Three Months Ended June 30,        Six months ended June 30,
                                                          -------------------------------   ------------------------------
                                                             2001                2000            2001              2000
                                                          -----------         -----------    ------------      -----------
Revenue:
   Products and services:
      Software                                            $        10         $       329    $        37      $       469
      Hardware                                                     28                  31             29              247
      Services and other                                           83                 103            228              163
                                                          -----------         -----------    -----------      -----------
     Total revenue                                                121                 463            294              879

Cost of revenue:
   Software                                                        13                   8             25               12
   Hardware                                                        27                  20             28              199
   Services and other                                              60                  62            120               81
   Amortization of intangibles                                    318                   -            636                -
                                                          -----------         -----------    -----------      -----------
                                                                  418                  90            809              292
                                                          -----------         -----------    -----------      -----------

  Gross profit                                                     21                 373            121              587

Operating expenses:
  Product development                                             781               1,097          1,765            2,068
  Amortization of intangible assets                               122                   -            244                -
  Sales and marketing                                             213                 424            388              869
  Restructuring and relocation                                    873                 112            873              200
  General and administrative                                    1,208                 730          2,410            1,394
                                                          -----------         -----------    -----------      -----------
        Total operating expenses                                3,197               2,363          5,680            4,531
                                                          -----------         -----------    -----------      -----------

  Loss from operations before interest and
   extraordinary item                                          (3,494)             (1,990)        (6,195)          (3,944)

   Interest and other income                                       16                  43             17              104
   Interest expense                                              (395)                              (669)
                                                          -----------         -----------    -----------      -----------
   Interest (expense) income and other income                    (379)                 43           (652)             104

   Loss from operations before extraordinary item              (3,873)             (1,947)        (6,847)          (3,840)

   Extraordinary Item:
   Gain from debt restructuring                                   360                   -            360                -
                                                          -----------         -----------    -----------      -----------


  Net loss                                                     (3,513)             (1,947)        (6,487)          (3,840)
   Preferred stock dividend                                     1,485                 125          1,485              248
                                                          -----------         -----------    -----------      -----------

  Net loss applicable to common stockholders              $    (4,998)        $    (2,072)   $    (7,972)     $    (4,088)
                                                          ===========         ===========    ===========      ===========


Basic and diluted loss applicable to common stockholders
 per common share before extraordinary item               $     (1.19)        $     (0.74)   $     (1.86)     $     (1.48)
Extraordinary item                                               0.08                   -           0.08                -
                                                          -----------         -----------    -----------      -----------
Basic and diluted loss per common share applicable to
 common stockholders                                      $     (1.11)        $     (0.74)   $     (1.78)     $     (1.48)
                                                          ===========         ===========    ===========      ===========
Weighted average number of basic and diluted common
 shares                                                     4,499,895           2,783,877      4,483,428        2,755,829

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

     For the six months ended June 30, 2001 the Company has issued 1,429 shares of Common Stock upon exercise of stock options exercised by certain employees pursuant to provisions of the Company's 1992 Stock Incentive Plan. The options had an exercise price of $9.38 per share, which equaled fair value of the common stock on the dates of grant.

     On April 10, 2001 the Company announced that Jotter Technologies Inc. will convert its outstanding remaining balance on the $1.7 million note, plus accrued interest of $33,635 into

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



SAFLINK common stock at $7.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by SAFLINK in December 2000. Upon conversion of the debt, Jotter will own 967,160 shares of SAFLINK common stock, representing approximately 20.6% of the Company's currently outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase. The conversion of the note is subject to shareholder approval. As a result of the agreement to convert the note into equity, the Company has reflected the note as non-current in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced.


     In April and May 2001 the Company received $440,000 of additional bridge financing and $125,000 upon the exercise of warrants to purchase 35,715 shares of common stock at $3.50 per share. The additional bridge funds were received on substantially similar terms to those of the $2.9 million bridge financings completed in November 2000 and March 2001. The Company issued unsecured notes, which bear interest at 12% per annum and matured in May 2001. Holders of the notes were entitled to participate in any financing undertaken by the Company prior to the maturity date of the notes by electing to receive, in lieu of repayment of the note and accrued interest, securities of the same class and on the same terms as issued in that financing. The Company also issued warrants to purchase 15,715 shares of common stock for $10.50 per share. The warrants were fully vested on grant and are exercisable for sixty months from the issuance date and expire at dates through May 31, 2006 at an exercise price of $10.50 per share. The value allocated to the warrants resulted in a debt discount of $26,000 that was being recognized as interest expense over the term of the bridge notes. Additionally, by allocating value to the warrants, the debt holders received a beneficial conversion feature that was to be recognized upon consummation of the next financing. Bridge notes previously issued that were entitled to participate in the financing that the Company undertook also received a beneficial conversion feature upon consummation of the Series E financing. The aggregate of the beneficial conversion feature recognized as interest expense for the bridge note warrants totaled $232,000 for the three months ended June 30, 2001. A total of $430,000 of these loans were converted in the Series E Preferred Financing discussed below.

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

     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of Company common stock at any

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors and certain other protective voting rights. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the exercise price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at $1.75 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. Pending receipt of stockholder approval of the financing, holders of the Series E convertible preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction.

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



     In particular, SAFLINK entered into the Modification Agreement to extend certain dates by which SAFLINK had committed to meet obligations with respect to the purchasers and to eliminate those features of the Preferred Stock and Warrants that would prevent the proceeds from the Financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modify the penalties imposed upon the Company in the event the Company fails to register the common stock underlying the Preferred Stock and Warrants, extend the deadline by which the Company must register this common stock, and limit the existing rights of the holders of the Preferred Stock and certain holders of the Warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the Preferred Stock; other provisions, including any amendments to the Certificate of Designation, will only become effective upon receipt of stockholder approval of the Financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company's next stockholder meeting.


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

     Under the current terms of the financing, as modified, the Company agreed to file a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon exercise of the warrants and conversion of the preferred stock. If such registration statement is not declared effective within 60 days of closing or by December 31, 2001 (depending on the form of registration statement filed), such registration is suspended, or the Company's common stock is not listed or included for quotation on Nasdaq or another exchange after being so listed or included, the Company will be required to pay a 1.5% cash penalty per month to the purchasers of the Series E preferred stock and warrants. In addition, if the registration statement is not declared effective by the Securities and Exchange Commission within 160 days after the closing of this

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

transaction, holders of the Series E preferred stock will be entitled to redeem for $250 per share in cash any of their then outstanding shares of Series E preferred stock. Furthermore, the expiration dates and pricing of the Series A and B Warrants may be adjusted depending on the timing of a registration statement being declared effective. In the event the Company was merged or acquired, the holders of the Series E preferred stock have a right to a cash redemption of $250 per share and the holders of the Series A and B warrants have a cash redemption right based on a Black-Scholes calculated formula amount. This Black-Scholes calculated formula amount is estimated to be approximately $0.17 and $0.06 per share subject to Series A and B warrants, respectively, at June 30, 2001. Under the Modification Agreement, subject to stockholder approval of certain proposals at the Company's next stockholder meeting, the above-mentioned provision relating to a cash penalty in the event of a registation failure will be modified so that the listing suspension penalty is eliminated and that upon a registration failure the conversion price of the Series E Preferred Stock will be reduced by 20% and reduced an additional 1.5% for each month thereafter the registration failure continues. In addition, subject to stockholder approval of certain proposals at the next stockholder meeting, the right of holders of the Series E Preferred stock to require redemption in the event of a registration failure will be eliminated. Moreover, subject to stockholders approval of certain proposals at the next stockholder meeting, the existing rights of holders of the Series E Preferred Stock and certain holders of the Series A and B Warrants will be limited to allow cash or stock penalties to be paid only in the event of certain types of acquisitions.

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

  . After payment of a $100,000 lease termination fee, the terms of the lease for the Company's corporate offices were modified to provide for a month-to-month tenancy, terminable by either party upon 20 days notice. The Company gave notice to terminate the lease and has entered into a new lease agreement for its corporate headquarters (See Note 14). The Company also modified the terms of warrants previously issued to its landlord by reducing the exercise price on 3,572 warrants from $21.00 to $1.40 per share, extended the original expiration date from May 18, 2005 to May 31, 2006 and granted registration rights to the warrant holder. Accordingly, the Company has classified the $65,000 value associated with the warrants outside of stockholders' equity. Once the registration rights obligation has been satisfied, the amounts will be classified as stockholders' equity.

  . Extension of the maturity date of the $1 million bridge note payable to RMS Limited Partnership to May 12, 2002. In addition, the Company agreed to apply 50% of any proceeds received from the exercise of warrants issued in the Series E Preferred Stock financing towards principal and interest payments during the extension period.

  . Issuance of placement agent warrants to purchase 428,575 shares of common stock for $1.40 per share exercisable until June 5, 2006. The estimated value of the warrants of $566,000 has been treated as an offering cost and offset against the proceeds received from the Series E Preferred Stock.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Anovea Warrants

     In conjunction with the breach of the Anovea license agreement due to delinquent payments, the Company negotiated extensions of payment terms through the issuance of 2,858 warrants to purchase common stock at an exercise price of $7.00 per share at any time until April 20, 2003; 2,858 warrants to purchase common stock at an exercise price of $7.00 per share at any time until April 30, 2003; and an additional 1,429 warrants to purchase common stock at an exercise price of $3.50 per share at any time until May 31, 2003. Also, on May 31, 2001, the 5,716 warrants issued on April 20, 2001 and April 30, 2001 were repriced to $3.50 per share. As a result of the additional warrants issued and modifications, the Company recorded a charge totaling approximately $17,000.

Bridge Loan Warrants

     On April 13, 2001, the Company offered to reduce the exercise price on warrants issued in conjunction with the November 2000 bridge notes from $10.50 per share to $3.50 per share for warrants exercised by April 20, 2001. A total of 35,715 warrants were exercised at the reduced exercise price. The Company recorded an additional $92,000 charge associated with the warrant modifications during the three months ended June 30, 2001.

     1992 Stock Incentive Plan

     For the six months ended June 30, 2001 the Company has granted a total of 162,167 options under its 1992 Stock Incentive Plan. The options were granted at the fair value of the stock on the date of the grant and had an original term of 10 years.

                              SAFLINK CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     2000 Stock Incentive Plan

     On September 6, 2000, the Company's board of directors adopted, and on June 29, 2001, amended, subject to stockholder approval, the SAFLINK Corporation 2000 Stock Incentive Plan ("the 2000 Plan"). Through June 30, 2001 the Company has granted a total of 428,222 options to employees and 17,143 options to directors under the 2000 Plan. An additional 20,774 shares were granted to employees on August 1, 2001 and 12,858 were granted to a consultant with identical terms. The options were granted with an exercise price of $1.68, which equaled or exceeded the fair value of the stock on the date of the grant and a term of 10 years from the date of the grant. Although the 2000 Plan is subject to shareholder approval, shareholders representing approximately 54% of the outstanding common shares have indicated their intent to vote in favor of the proposal at the upcoming shareholders meeting.

5.   Restructuring

     In conjunction with a corporate restructuring implemented immediately following the closing of the Series E Preferred Stock financing, the Company initiated a staff reduction. The Company terminated a total of twelve development staff and two sales staff, in addition to the Chief Executive and Chief Financial Officers. As part of the staff reduction, the Company has paid approximately $344,000 under severance packages to certain employees. Additionally, all terminated employees immediately vested in one-third of the unvested options held by them on the date of their termination. Under their severance agreements, the former Chief Executive Officer and former Chief Financial Officer vested in all the remaining options granted to them. The number of options that remain outstanding upon preparation totaled 195,834. The expiration dates of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002. The total number of options whose expiration dates were extended totaled 216,310. The Company also incurred approximately $150,000 in lease termination related costs including the payment of a $100,000 termination fee and expensed deferred rent related to the lease of their corporate headquarters. In addition, the Company wrote off approximately $379,000 of certain leasehold improvements and other furniture and equipment in conjunction with the restructuring.

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

8.   Net Loss Per Share

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 7.4 million and 0.5 million common shares at June 30, 2001 and 2000, respectively, and preferred stock and long-term debt convertible into approximately 6.0 and 0.9 million common shares at June 30, 2001 and 2000, respectively.

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

13.  Going Concern

     The Company incurred net losses of $9.0 million, $3.9 million and $1.4 million and used cash of $7.2 million, $3.6 million and $723,000 in operating activities in 2000, 1999, and 1998, respectively. The Company incurred additional net losses of approximately $3.5 million and $6.5 million for the quarter and six months ended June 30, 2001 and used cash of $4.8 million in operating activities for six months ended June 30, 2001 compared to losses of approximately $2.0 million and $3.8 million and used cash of $3.8 million for the prior year comparable periods. At June 30, 2001, the Company has a net working capital deficiency of $228,000 and has an accumulated deficit of $66.6 million. Although the Company has obtained proceeds from the Series E Preferred Stock Financing, additional funding of at least $6.0 million is needed to maintain its current level of operations through June 30, 2002. The Company must seek additional funding available to it through the exercise of Series A and B warrants issued in conjunction with the Series E Preferred Stock Financing. The exercise of these warrants will be conditioned upon the price of the Company's common stock being at sufficient levels to induce the Series A and B warrant holders to exercise.

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



 See the Company's 10-Q for the Quarter Ended September 30, 2001 for Additional Subsequent events.

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

     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of certain bridge notes, in a private placement to accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of Company common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors and certain protective voting rights. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the exercise price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at $1.75 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. Pending receipt of stockholder approval of the financing, holders of the Series E convertible preferred stock and warrants will not be able to convert such securities into more than 19.99% of the number of shares of common stock outstanding prior to the transaction.

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

     In particular, SAFLINK entered into the Modification Agreement to extend certain dates by which SAFLINK had committed to meet obligations with respect to the purchasers and to eliminate those features of the Preferred Stock and Warrants that would prevent the proceeds from the Financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, narrow the existing penalties for the Company in the event the Company fails to register the common stock underlying the Preferred Stock and Warrants, extend the deadline by which the Company must register this common stock, and limit the existing rights of the holders of the Preferred Stock and certain holders of the Warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the Preferred Stock; other provisions, including any amendments to the Certificate of Designation, will only become effective upon receipt of stockholder approval of the Financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company's next stockholder meeting.

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

  . After payment of a $100,000 lease termination fee, the terms of the lease for the Company's corporate offices were modified to provide for a month-to-month tenancy, terminable by either party upon 20 days notice. The Company gave notice to terminate the lease and has entered into a new lease agreement for its corporate headquarters (See Note 14). The Company also modified the terms of warrants previously issued to its landlord by reducing the exercise price on 3,572 warrants from $21.00 to $1.40 per share, extended the original expiration date from May 18, 2005 to May 31, 2006 and granted registration rights to the warrant holder. Accordingly, the Company has classified the $65,000 value associated with the warrants outside of stockholders' equity. Once the registration rights obligation has been satisfied, the amounts will be classified as stockholders' equity.

  . Extension of the maturity date of the $1 million bridge note payable to RMS Limited Partnership to May 12, 2002. In addition, the Company agreed to apply 50% of any proceeds received from the exercise of warrants issued in the Series E Preferred Stock financing towards principal and interest payments during the extension period.

  . Issuance of placement agent warrants to purchase 428,575 shares of common stock for $1.40 per share exercisable until June 5, 2006. The estimated value of the warrants of $566,000 has been treated as an offering cost and offset against the proceeds received from the Series E Preferred Stock.

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

B.   Results of Operating Activities

     The Company incurred net losses attributable to common stockholders of approximately $5.0 million and $8.0 million for the three-month and six-month periods ended June 30, 2001, respectively as compared to losses of approximately $2.1 million and $4.1 million for the prior year comparable periods. The increase in net loss attributable to common stockholders for the three months ended June 30, 2001 of $2,926,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($283,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($457,000), and increases in restructuring and relocation expenses ($761,000) partially offset by decreases in personnel expense ($341,000). Sales and marketing expenses decreased to $213,000 for the quarter ended June 30, 2001 from $424,000 for the quarter ended June 30, 2000 due a lack of cash available to fund marketing efforts. We incurred net interest expense of $379,000 on bridge loans and the loan payable to Jotter for the quarter ended June 30, 2001 compared to interest and other income of $43,000 for the quarter ended June 30, 2000. Additionally, after allocation of the proceeds of our Series E preferred stock financing based upon the relative fair values of the preferred stock and the warrants, we recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. The beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. The increase in net loss attributable to common stockholders for the six months ended June 30, 2001 of $3,884,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($670,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($897,000), and increases in restructuring and relocation expenses ($673,000) partially offset by decreases in personnel expense ($537,000). Sales and marketing expenses decreased to $388,000 for the six months ended June 30, 2001 from $869,000 for the six months ended June 30, 2000 due a lack of cash. We incurred net interest expense of $652,000 on bridge loans and the loan payable to Jotter for the quarter ended June 30, 2001 compared to interest and other income of $104,000 for the six months ended June 30, 2000.


     The primary effect of the acquisition of Jotter on our operations is the increase in the amortization of intangible assets related to the acquisition for the six months ended June 30, 2001 in the amount of approximately $862,000. In addition, we incurred interest expense related to the Jotter note in the amount of approximately $33,000 for the six months ended June 30, 2001. We also added a total of 21 staff with a monthly cost of approximately $100,000. We discontinued development of the Jotter technology and transitioned the development efforts related to our biometric software to the Jotter staff in early 2001, thus the costs associated with Jotter and its technology are not specifically identifiable. We recognized no revenue from sales of Jotter technology for the six months ended June 30, 2001. Future direct revenues derived from the Jotter technology will be dependent on the availability of funding for further development and marketing efforts. Management has postponed these efforts in order to focus our resources on the development and marketing of our products in the corporate enterprise network environment. Subsequent to the impairment charges noted below, we do not expect ongoing costs related to the acquisition to be significant.

     During the quarter ended September 30, 2001, SAFLINK performed an impairment assessment of intangible assets recorded in connaction with the Jotter acquisition. The assessment was performed primarily due to

     o  the fluctuations and declines in our stock price,

     o  the continuous decline in the technology sector,

     o  the belief that this trend may continue for an indefinite period, and

     o a change in our strategic direction that limits further integration and development of the Jotter technology into our current and anticipated product offerings due to current resource limitations.

     As a result, present expectation related to the Jotter technology indicate significant under performance as compared to original plans, and estimated future cash flows related to this technology have been determined to be negligible. We determined that the carrying value of the intangible assets was not recoverable and recognized an impairment loss during the quarter ended September 30, 2001, of approximately $4.2 million relating to the remaining net carrying value of the intangible assets acquired. The impairment charge is comprised of approximately $3.1 million of developed product technology, approximately $600,000 of assembled workforce and approximately $500,000 of sales channel customer relationships. Management determined the amount of the impairment charge by comparing the carrying value of the intangible assets to their fair value. Management determined the fair value of the development product technology and sales channel customer relationships intangible assets based on the discounted cash flow methodology, which is based upon converting expected future cash flows to present value using a discount rate reflecting SAFLINK's average cost of funds. The assembled workforce intangible asset fair value was determined using a replacement cost approach, which is based on the price a company would pay to replace the workforce.

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

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The approximately $328,000 and $517,000 increases in cost of revenue for the three and six months ended June 30, 2001 was primarily attributable to amortization of the intangible assets acquired in conjunction with the Jotter acquisition in the amount of $318,000 and $636,000 for the three and six months ended June 30, 2001 for which there is no prior year comparable expense.

     The Company's gross margin (deficit) percentages for the three and six month periods ended June 30, 2001 were approximately (245%) and (175%), respectively compared to approximately 81% and 67% for the comparable periods of the prior year. The decreases for the three and six months ended June 30, 2001 are primarily due to changes in the product mix as the Company sold higher levels of software in the comparable previous year periods and the amortization of the intangible assets of Jotter mentioned previously.

Operating Expenses

     Total operating expenses for the three months ended June 30, 2001 increased approximately $834,000 (35%) to approximately $3.2 million from approximately $2.4 million for the same period in 2000. Included in the three month results are approximately $0.9 million of restructuring costs consisting of lease termination costs ($150,000) the write off of certain leasehold improvements and fixed assets ($379,000), and severance costs related to terminated employees, ($344,000). The Company reduced its workforce in June 2000 by approximately 42% and terminated the lease for its corporate headquarters in its efforts to reduce its operating costs. The remaining difference was primarily due to increases in professional services related to the Company's Nasdaq proceedings and additional public company related costs somewhat offset by decreases in sales and marketing and product development costs.

     Total operating expenses for the six months ended June 30, 2001 increased approximately $1.1 million (25%) to approximately $5.7 million from approximately $4.5 million for the comparable prior year period. The increase is due primarily to the restructuring costs mentioned in the preceding paragraph ($0.9 million). The remaining increase of approximately $300,000 was primarily due to increases in professional services related to the Company's Nasdaq proceedings and additional public company related costs somewhat offset by decreases in sales and marketing and product development costs.

     The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2001, as compared to the same periods in 2000:

                                                Three Months                                Six Months
(Dollars in thousands)                 Increase              Increase             Increase             Increase
                                      (Decrease)            (Decrease)           (Decrease)           (Decrease)
                                    --------------        --------------       --------------       --------------
Product development                     $ (316)               (29%)                $ (303)                (15)%
Amortization of intangible assets          122                *N/M                    244                 *N/M
Sales and marketing                       (211)                (50)                  (481)                (55)
Restructuring and relocation               761                 679                    673                 337
General and administrative                 478                  65                  1,016                  73
                                    --------------        --------------       --------------       --------------
                                        $  834                  35%                $1,149                  25%
                                    ==============        ==============       ==============       ==============

*N/M - Not meaningful

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Product Development -The decrease in product development costs for both the quarter and six months ended June 30, 2001 is primarily due to the decrease in external contractors used in development by the Company. The Company has reduced its staff by approximately 13 staff members in product development during June 2001, that we expect will provide cost reductions in the amount of approximately $70,000 per month. We expect to continue to incur product development expenses, but at a reduced level for the near term, in order to conserve cash as we focus our efforts on consummating sales of existing products to identified sales prospects.

Sales and Marketing - The decrease in sales and marketing expenses for both the quarter and six months ended June 30, 2001 was primarily due to decreases in employee expenses, travel, and advertising expenses due to our need to conserve cash while we focused our efforts on securing needed working capital. We decreased the staff by two staff members in June 2001 resulting in ongoing savings of approximately $13,000 per month. The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including recent decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions in the foreseeable future. While we intend to maintain tight control over sales and marketing expenses in the near term as we focus our efforts to consummate sales to currently identified prospects, we expect our sales and marketing expenses to increase over the longer term as the market for our products and services develops.

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



     We expended cash in our operations, including capital expenditures and debt repayments, during the six months ended June 30, 2001 at the rate of approximately $850,000 per month. For the three months ended September 30, 2001, our rate of cash utilization has been reduced to approximately $550,000 per month due to reductions in staffing levels, reductions in rent expense and curtailing of overhead. Our anticipated cash needs to fund our working capital and debt service requirements are anticipated to be approximately $9.0 million through December 31, 2002. To date, we have had no success in raising these funds. Additionally, the terms of our recent financing prohibit us from raising additional capital by selling equity securities that are discounted or that have a variable conversion price until 180 days after the effective date of the registration statement of which this prospectus forms a part. After December 31, 2002, our need for additional liquidity will be primarily to fund our working capital requirements. In the next three to six months, we anticipate that additional funding will be available through the exercise of the outstanding warrants relating to the Series E financing. The exercise of the warrants will depend upon the price of our common stock being at a sufficient level to induce the Series A and Series B warrant holders to exercise. We are also exploring the possibility of a business combination with a partner with adequate resources to sustain our operations. In the longer term, a combination of additional debt or equity financing and revenue growth will be required to sustain our operations. If we are unable to obtain sufficient additional funding through the exercise of warrants, or execution of a business combination, we will need to significantly curtail or discontinue our operations.

     Even though our recent financing is completed, we will require significant additional funds to continue our operations into the year 2002. We do not believe that our existing working capital, together with anticipated cash flows from sales under current contracts will be sufficient to meet our working capital needs for the next twelve months. Options we are reviewing to obtain such additional financing include, but are not limited to the receipt of proceeds from outstanding warrants, the sale and issuance of additional stock, the sale and issuance of debt, the sale of certain of our assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what we believe would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause us to curtail operations. Even if such additional funding is obtained, there is no assurance that we will be able to generate significant sales of our products or services, or, if we are able to consummate signficant sales, that any such sales would be profitable.

                              SAFLINK CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     On May 21, 2001 the Company announced that it had issued warrants to purchase up to 15,715 shares of its Common Stock, $.01 par value as partial consideration for a bridge loan. The warrants were fully vested on grant and are exercisable through dates ending June 30, 2006. The exercise price of $10.50 per share was greater than the closing price of the Common Stock on the date of grant. The warrant was issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.


     On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.3 million in bridge notes and accrued interest, in a private placement to accredited investors. The shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of Company common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the purchase price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at $1.75 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock.

     In connection with the Series E financing, the Company issued placement agent warrants to accredited investors to purchase 428,575 shares of common stock at $1.40 per share exercisable until June 5, 2006. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without a general solicitation or advertising.

     In May 2001, the Company issued 35,715 shares of common stock to SDS Merchant Fund, L.P. ("SDS") in consideration for $125,000 received from the exercise of warrants issued to SDS in the November 2000 bridge financing. The issuance was made pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. SDS is a sophisticated investor with access to all relevant information.

     In conjunction with the breach of the Anovea license agreement due to delinquent payments, the Company negotiated extensions of payment terms through the issuance of 2,858 warrants to purchase common stock at an exercise price of $7.00 per share at any time until April 20, 2003; 2,858 warrants to purchase common stock at an exercise price of $7.00 per share at any time until April 30, 2003; and an additional 1,429 warrants to purchase common stock at an exercise price of $3.50 per share at any time until May 31, 2003. Also, on May 31, 2001, the 5,716 warrants issued on April 20, 2001 and April 30, 2001 were repriced to $3.50 per share.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

3(i) Certificate of Designation, Preferences and Rights of Series E Preferred
     Stock (incorporated by reference to the SAFLINK Corp. Form 10-K/A, dated June 22, 2001).

10.1 Form of Securities Purchase Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, Dated June 5, 2001*

10.2 Form of Registration Rights Agreement by and between SAFLINK Corporation and purchasers of Series E Preferred Stock, dated June 5, 2001*

10.3 Form of Series A Warrant dated June 5, 2001*

10.4 Form of Series B Warrant dated June 5, 2001*

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

10.8 Form of Modification Agreement dated July 27, 2001 between SAFLINK and certain purchasers.*

10.9 Sublease Agreement dated July 16, 2001 between Motorola, Inc and SAFLINK Corporation.*

     * - previously filed

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


                                        SAFLINK CORPORATION


DATE: December 20, 2001                   BY: /s/ STEVEN OYER

                                            --------------------------------
                                            Steven Oyer
                                            Interim Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)