Form 10-Q/A
period 2001-03-31
SAFLINK CORP
filed 2002-03-19
CIK 847555

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



         THERE WERE 12,081,332 SHARES OF SAFLINK CORPORATION'S COMMON STOCK OUTSTANDING AS OF MARCH 19, 2002.

                               Explanatory Note

This amendment to the Form 10-Q for the quarterly period ended March 31, 2001 has been filed solely to correct typographical errors in the Condensed Consolidated Statements of Operations and Management's Discussion and Analysis of Financial Condition and Operating Results.

In the Condensed Consolidated Statements of Operations, gross profit (loss) for the three months ended March 31, 2001 was actually ($220) and not $98 as stated in the Form 10-Q/A filed on December 19, 2001. This typographical error was limited to the gross profit (loss) line only. Total revenue, cost of revenue, operating expenses, loss from operations and net loss remain unchanged from that which was previously filed. In Part B of Management's Discussion and Analysis of Financial Condition and Operating Results under "Revenue and Cost of Revenue," our gross margin percentage for the three-month period ended March 31, 2001 was (128%) and not 57% as stated in the Form 10-Q/A filed on December 19, 2001.

To the extent this amended filing is inconsistent with our original Form 10-Q/A filed on December 19, 2001 for the quarterly period ended March 31, 2001, the original Form 10-Q/A is hereby superseded and amended. The amended filing has not been updated to reflect events subsequent to the date of the filing of the Form 10-Q/A on December 19, 2001.

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
                                                    ========       ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED MARCH 31,
                                                               2001              2000
                                                           ------------      ------------
Products and services:
   Software                                                $         26      $        140
   Hardware                                                           1               216
   Services and other                                               145                60
                                                           ------------      ------------
      Total revenue                                                 172               416

Cost of products and services sold:
   Software                                                          13                27
   Hardware                                                           1               155
   Services and other                                                60                19
   Amortization of intangible assets                                318              --
                                                           ------------      ------------
      Total cost of revenue                                         392               201
                                                           ------------      ------------

          Gross profit (loss)                                      (220)              215

Operating expenses:
   Product development                                              984               971
   Sales and marketing                                              176               445
   Amortization of intangible assets                                122              --
   Relocation                                                      --                  88
   General and administrative                                     1,199               664
                                                           ------------      ------------
      Total operating expenses                                    2,481             2,168
                                                           ------------      ------------

          Loss from operations                                   (2,701)           (1,953)

Interest and other income                                             2                61
Interest expense                                                   (275)             --
                                                           ------------      ------------
          Net loss                                               (2,974)           (1,892)

Preferred stock dividend                                           --                 123
                                                           ------------      ------------

          Net loss attributable to common stockholders     $     (2,974)     $     (2,015)
                                                           ============      ============


Basic and diluted loss per common share                    $      (0.67)     $      (0.74)
                                                           ============      ============


Weighted average number of common shares outstanding          4,466,777         2,727,780
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

         The Company's gross margin percentages for the three-month periods ended March 31, 2001 and 2000 were approximately (128%) and 52%, respectively. The decrease from 2000 to 2001 was primarily due to the amortization of the intangible assets acquired in conjunction with the Jotter acquisition for the three months ended March 31, 2001 offset by a change in product mix, which included a significantly higher percentage of revenue from services and other in 2001 than in 2000.

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



                                         SAFLINK CORPORATION


DATE:   March 19, 2002                   BY: /S/ GLENN ARGENBRIGHT
                                             ---------------------------------
                                             Glenn Argenbright
                                             Chief Executive Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)