Form 10-Q/A
period 2001-06-30
SAFLINK CORP
filed 2002-03-19
CIK 847555

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

                               Explanatory Note

This amendment to the Form 10-Q for the quarterly period ended June 30, 2001 has been filed to correct typographical and rounding errors in the Condensed Consolidated Statements of Operations, Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Operating Results.

In the Condensed Consolidated Statements of Operations, gross profit (loss) for the three months ended June 30, 2001 was ($297) and for the six months ended June 30, 2001 was ($515) and not $21 and $121, respectively, as stated in the Form 10-Q/A filed on December 19, 2001. Total revenue, cost of revenue, operating expenses, loss from operations and net loss remain unchanged from that which was previously filed.

A rounding error, pertaining to amortization expense, and a typographical error were corrected in the last paragraph of Note 11 of the Notes to the Condensed Consolidated Financial Statements. In Part B of Management's Discussion and Analysis of Financial Condition and Operating Results, rounding corrections were made to the amortization amounts related the Jotter intangibles, and certain incorrect references to the year 2000 were changed to 2001.

To the extent this amended filing is inconsistent with our original Form 10-Q/A filed on December 19, 2001 for the quarterly period ended June 30, 2001, the original Form 10-Q/A is hereby superseded and amended. The amended filing has not been updated to reflect events subsequent to the date of the filing of the Form 10-Q/A on December 19, 2001.

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

                              SAFLINK CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per share data)

                                                             Three Months Ended June 30,        Six months ended June 30,
                                                          -------------------------------   ------------------------------
                                                             2001                2000            2001              2000
                                                          -----------         -----------    ------------      -----------
Revenue:
   Products and services:
      Software                                            $        10         $       329    $        37      $       469
      Hardware                                                     28                  31             29              247
      Services and other                                           83                 103            228              163
                                                          -----------         -----------    -----------      -----------
     Total revenue                                                121                 463            294              879

Cost of revenue:
   Software                                                        13                   8             25               12
   Hardware                                                        27                  20             28              199
   Services and other                                              60                  62            120               81
   Amortization of intangibles                                    318                   -            636                -
                                                          -----------         -----------    -----------      -----------
                                                                  418                  90            809              292
                                                          -----------         -----------    -----------      -----------

  Gross profit (loss)                                            (297)                373           (515)             587

Operating expenses:
  Product development                                             781               1,097          1,765            2,068
  Amortization of intangible assets                               122                   -            244                -
  Sales and marketing                                             213                 424            388              869
  Restructuring and relocation                                    873                 112            873              200
  General and administrative                                    1,208                 730          2,410            1,394
                                                          -----------         -----------    -----------      -----------
        Total operating expenses                                3,197               2,363          5,680            4,531
                                                          -----------         -----------    -----------      -----------

  Loss from operations before interest and
   extraordinary item                                          (3,494)             (1,990)        (6,195)          (3,944)

   Interest and other income                                       16                  43             17              104
   Interest expense                                              (395)                              (669)
                                                          -----------         -----------    -----------      -----------
   Interest (expense) income and other income                    (379)                 43           (652)             104

   Loss from operations before extraordinary item              (3,873)             (1,947)        (6,847)          (3,840)

   Extraordinary Item:
   Gain from debt restructuring                                   360                   -            360                -
                                                          -----------         -----------    -----------      -----------


  Net loss                                                     (3,513)             (1,947)        (6,487)          (3,840)
   Preferred stock dividend                                     1,485                 125          1,485              248
                                                          -----------         -----------    -----------      -----------

  Net loss applicable to common stockholders              $    (4,998)        $    (2,072)   $    (7,972)     $    (4,088)
                                                          ===========         ===========    ===========      ===========


Basic and diluted loss applicable to common stockholders
 per common share before extraordinary item               $     (1.19)        $     (0.74)   $     (1.86)     $     (1.48)
Extraordinary item                                               0.08                   -           0.08                -
                                                          -----------         -----------    -----------      -----------
Basic and diluted loss per common share applicable to
 common stockholders                                      $     (1.11)        $     (0.74)   $     (1.78)     $     (1.48)
                                                          ===========         ===========    ===========      ===========
Weighted average number of basic and diluted common
 shares                                                     4,499,895           2,783,877      4,483,428        2,755,829

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

     As of the date of adoption, the Company expects to have unamortized goodwill and unamortized identifiable intangible assets in the amount of $4,439,000 which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to intangible assets was $112,000 and $880,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

B.   Results of Operating Activities

     The Company incurred net losses attributable to common stockholders of approximately $5.0 million and $8.0 million for the three-month and six-month periods ended June 30, 2001, respectively as compared to losses of approximately $2.1 million and $4.1 million for the prior year comparable periods. The increase in net loss attributable to common stockholders for the three months ended June 30, 2001 of $2,926,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($283,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($440,000), and increases in restructuring and relocation expenses ($761,000) partially offset by decreases in personnel expense ($341,000). Sales and marketing expenses decreased to $213,000 for the quarter ended June 30, 2001 from $424,000 for the quarter ended June 30, 2000 due a lack of cash available to fund marketing efforts. We incurred net interest expense of $379,000 on bridge loans and the loan payable to Jotter for the quarter ended June 30, 2001 compared to interest and other income of $43,000 for the quarter ended June 30, 2000. Additionally, after allocation of the proceeds of our Series E preferred stock financing based upon the relative fair values of the preferred stock and the warrants, we recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. The beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible. The increase in net loss attributable to common stockholders for the six months ended June 30, 2001 of $3,884,000 was primarily due to increases in professional services related to the Company's financial difficulties and fund raising efforts ($670,000) and amortization of intangible assets acquired from Jotter Technologies in December 2000 ($880,000), and increases in restructuring and relocation expenses ($673,000) partially offset by decreases in personnel expense ($537,000). Sales and marketing expenses decreased to $388,000 for the six months ended June 30, 2001 from $869,000 for the six months ended June 30, 2000 due a lack of cash. We incurred net interest expense of $652,000 on bridge loans and the loan payable to Jotter for the six months ended June 30, 2001 compared to interest and other income of $104,000 for the six months ended June 30, 2000.


     The primary effect of the acquisition of Jotter on our operations is the increase in the amortization of intangible assets related to the acquisition for the six months ended June 30, 2001 in the amount of approximately $880,000. In addition, we incurred interest expense related to the Jotter note in the amount of approximately $34,000 for the six months ended June 30, 2001. We also added a total of 21 staff with a monthly cost of approximately $100,000. We discontinued development of the Jotter technology and transitioned the development efforts related to our biometric software to the Jotter staff in early 2001, thus the costs associated with Jotter and its technology are not specifically identifiable. We recognized no revenue from sales of Jotter technology for the six months ended June 30, 2001. Future direct revenues derived from the Jotter technology will be dependent on the availability of funding for further development and marketing efforts. Management has postponed these efforts in order to focus our resources on the development and marketing of our products in the corporate enterprise network environment. Subsequent to the impairment charges noted below, we do not expect ongoing costs related to the acquisition to be significant.

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

Revenue and Cost of Revenue

     Revenue of $121,000 for the three months ended June 30, 2001 decreased approximately $342,000 (74%) from revenue of approximately $463,000 for the three months ended June 30, 2000 while revenue of $294,000 for the six months ended June 30, 2001 decreased approximately $585,000 (67%) from revenue of $879,000 for the six months ended June 30, 2000. Our ability to close new business during the quarter and six months ended June 30, 2001 was seriously reduced by the lack of funds available for sales and marketing activities.

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

Operating Expenses

     Total operating expenses for the three months ended June 30, 2001 increased approximately $834,000 (35%) to approximately $3.2 million from approximately $2.4 million for the same period in 2000. Included in the three month results are approximately $0.9 million of restructuring costs consisting of lease termination costs ($150,000) the write off of certain leasehold improvements and fixed assets ($379,000), and severance costs related to terminated employees, ($344,000). The Company reduced its workforce in June 2001 by approximately 42% and terminated the lease for its corporate headquarters in its efforts to reduce its operating costs. The remaining difference was primarily due to increases in professional services related to the Company's Nasdaq proceedings and additional public company related costs somewhat offset by decreases in sales and marketing and product development costs.

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


                                        SAFLINK CORPORATION


DATE: March 19, 2002                      BY: /s/ GLENN ARGENBRIGHT
                                            --------------------------------
                                            Glenn Argenbright
                                            Chief Executive Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)