Form 10-K
period 2001-12-31
SAFLINK CORP
filed 2002-04-01
CIK 847555

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                 For the fiscal year ended December 31, 2001 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the transition period from       to

                         Commission file number 0-2027

                              SAFLINK CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   95-4346070
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

     11911 NE 1st Street, Suite B-304
               Bellevue, WA                                    98005
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (425) 278-1100

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last reported sale on the OTC Electronic Bulletin Board on March 19, 2002, was $1.34. Excludes shares held of record on that date by directors, executive officers and greater than 10% stockholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or the policies of the registrant. There were 12,251,337 shares of Common Stock outstanding as of March 19, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the registrant's 2002 annual meeting of stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ABOUT FORWARD-LOOKING STATEMENTS

   Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect our current expectations concerning future results and events. Words such as "believe," "expect," "intend," "plan," "anticipate," "likely," "will," "may," "shall" and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of our company (or entities in which we have interests), or industry results, to differ materially from historical results or future results, performance or achievements expressed or implied by such forward-looking statements.

   Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report on Form 10-K. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to obtain the substantial financing we will need for our operations, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our beliefs regarding the development of industry standards, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenues and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any common stock cash dividends, our expectations regarding software development costs, our beliefs and expectations regarding our results of operation and financial position, our beliefs regarding estimates in valuing in-process research and development, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources and that cash flow from existing operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled "Risk Factors That May Affect Future Results" below. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

   As used in this annual report on Form 10-K, unless the context otherwise requires, the terms "we," "us," "the Company," and "Saflink" refer to Saflink Corporation, a Delaware corporation, and its subsidiaries.

                                     PART I

Item 1. Business

General

   We provide cost-effective software that may be combined with a variety of biometric hardware products to verify the identity of a user accessing a computer and related network resources. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers, known as PINs, in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, positive identification can be achieved independent of any information possessed by the individual seeking authorization.

   The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

  .  something known such as a password, PIN, or mother's maiden name;

  .  something carried such as a token, card, or key; or

  . something physical such as fingerprint, iris or voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

   Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement into a single product that can automatically verify the identity of a user accessing a computer network or the Internet. However, recent advances in biometric collection technologies (both biometric hardware products and their associated processing software) have increased the speed and accuracy and reduced the cost of implementing biometrics in commercial environments. We believe that individuals, Web site operators, government organizations, and businesses will increasingly use this method of identity authentication.

   Our software products are designed for large-scale and complex computer networks and allow computer users to be identified using a choice of biometric technologies. Our products comply with a published industry standard that allows the use of multiple biometric technologies. In December 1997, we introduced and demonstrated the first example of this industry standard called the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by Saflink under contract to the United States Department of Defense and was subsequently released into the public domain. We are also a leading contributor to a new standard that is intended to replace HA-API called BioAPI. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 85 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification and we intend to make our products compliant with these standards as they continue to evolve.

   We are positioning and promoting our Secure Authentication Facility, or SAF, brand in conjunction with selected biometric technologies currently available in the marketplace including those from:

  . AuthenTec, Inc., Billionton Systems, Inc., Lifeview, Inc., Targus Group International, Startek Engineering, Inc., Zvetco Biometrics, Inc., SecuGen Corporation, Veridicom, Inc., and Precise Biometrics A.B. for fingerprint imaging;

  .  Lernout & Hauspie Speech Products NV for voice verification;

  . Visionics Corporation for facial recognition; and

  . Iridian Technologies, Inc., Panasonic Security and Digital Imaging Co., and Oki Electric Industry Co., Ltd. for iris recognition.

Market Overview

   As computer use migrates towards a networked environment, individuals and organizations are becoming more aware and concerned about protecting the privacy and ensuring the security of information maintained on personal computers, the Internet, and corporate systems. A number of technologies and strategies have been developed to address this concern, including new encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, digital certificates, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication of the individual seeking access.

   With the growth of electronic commerce, access points to the Internet and corporate networks (which we sometimes refer to as enterprise networks) have increased significantly, and now include corporate desktops, home PCs, mobile laptops, and hand-held devices. Using passwords as the primary method of verifying the identity of remote users is subject to a number of security weaknesses. Passwords are frequently shared.
Passwords are often written down and placed where others can see them. Common passwords like a user's pet's name or spouse's name can be guessed. More complex passwords can be broken through sophisticated "dictionary" attacks based on tools that are easily available from Internet websites. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity.

   We believe that a sustainable market is developing for biometric technologies used in information security and data privacy applications. There are several factors that we believe will contribute to the growth of this industry:

  . Concern regarding critical infrastructure security which has been heightened significantly since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. The private sector is also recognizing the importance of securing networks against attacks by cyber-terrorists and is seeking more secure methods of user authentication.

  . Recent publicity regarding biometric authentication. According to a January, 2002 quote from a publication of the International Biometric Industry Association, "The final one hundred days of 2001 were perhaps more notable for the degree to which biometrics were elevated in public consciousness. Surging curiosity about biometrics led to Congressional hearings and extensive media coverage that vastly broadened knowledge about how the technologies could serve as an important tool to help protect facilities, networks, and infrastructure from attack and disruption."

  . Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems.

  . The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

  . The cost and inconvenience of using multiple passwords is inconvenient for users and expensive for businesses to support.

  . The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption "keys" used to lock up the data. Today, these keys are commonly protected by simple PIN numbers or passwords. We believe biometrics will play an important role in protecting these keys from unauthorized access.

  . IT industry leaders such as Computer Associates, Novell, Microsoft, IBM,
    Intel, and Compaq are supporting the integration of biometrics within their systems platforms and have publicly announced that information security is a top corporate focus.

  . Rapidly falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in the accuracy, performance and user acceptance of the technology have made integration of biometrics with desktop PCs and portable computers a cost effective security alternative for the commercial market. The proliferation of multimedia-ready PCs equipped with microphones and soundcards makes voice identification an affordable solution for some potential users.

  . New and even more powerful biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are also becoming commercially available from name-brand commercial vendors like Targus and Panasonic.

  . The International Biometric Industry Association (IBIA), the industry's official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism.

  . Finally, the BioAPI Consortium, a group of over 85 organizations from the biometrics industry, government and information technology vendors, has succeeded in having Version 1.1 of the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry standard software specification for connecting biometric devices to computer systems that is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies.

   We believe that all of these factors will create increased demand for enterprise network security products that use biometrics. We believe that one of the fastest growing markets for biometrics is the large internal corporate computer network. Biometrics generally offers a low-cost, simple solution to ensure the positive identification of employees seeking access to sensitive data and applications over a corporate computer network.

Products

   Our software products use biometric technologies to improve workstation and internal enterprise network security. Instead of being asked for a password, users are prompted for their unique biometric characteristic using any one of a number of biometric technologies. We build software that will work with a variety of biometric devices, including fingerprint scanners, iris cameras, facial recognition cameras and microphones using speaker verification technology. Sales of our products have been limited to date. Our products can be divided into two groups--enterprise network products, and standalone workstation products.

 Enterprise Products:

   Our enterprise products are designed to operate in the computer network environment of large corporations and include:

  . SAF2000 for the Enterprise--SAF2000 replaces passwords for enterprise users that are accessing a Microsoft Windows NT or Windows 2000 network server from a computer running Microsoft Windows. Biometric information is stored and managed on a separate central database using a SAF2000 component called the SAFserver. SAF2000 provides features for the system administrator that assist in managing the initial enrollment and storage of biometric information. These features are provided as extensions to Microsoft's standard administrative tools so that system administrators do not have to learn how to use a new tool. Communication between an individual employee's computer and the SAFserver is secure and encrypted.

  . SAFmodule for NMAS--SAFmodule is a companion product to Novell
    Corporation's Novell Modular Authentication Service (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule replaces passwords for enterprise users that are accessing a Novell NetWare server and Novell's e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell's administrative tools to assist the administrator in managing the initial enrollment and storage of biometric information. Communication between the individual employee's computer and the Novell server is secure and encrypted. SAFmodule has also been qualified for use with the single sign-on (SSO) products from both Novell and from Passlogix, Inc. SSO products provide fast connection to host computers and applications on a network by supplying a user's password automatically from a file. We provide the initial user access to the SSO software product through a secure biometric verification of the user for enhanced security. SAFmodule also includes a feature that enables employees on a company network to share account privileges for specific work-related reasons, e.g., a senior executive who wishes a trusted assistant to enter and manage the executive's personal email account. This feature allows an administrator to delegate the logon rights of employees to authorized assistants or co-workers via SAFmodule's security control interface. The delegate then uses his or her own biometric ID to access the other person's account. To ensure accountability, all delegate logons are automatically audited and logged for later review by security administrators.

  . SAFaccess for eTrust SSO--SAFaccess is a companion product to Computer
    Associates' eTrust Single Sign-On (SSO) security product. SAFaccess provides a secure and positive biometric verification of a user's identity when they are attempting to access the SSO product provided by Computer Associates. SAFaccess extends the standard administrative tools provided by Computer Associates to manage the initial enrollment and storage of biometric information on the SAFserver database. SAFaccess also now supports the combination of tokens and biometric authentication. Tokens can include smart cards or proximity cards. One proximity card product supported by SAFaccess is capable of automatically capturing a person's user name from a distance of up to 12 feet.

 Standalone Workstation Products:

  . SAF2000 for Workstations--SAF2000 for Workstations is a standalone desktop product that replaces traditional passwords with biometric verification for anyone using a computer that runs Microsoft Windows.

  . SAFsolution: Windows Workstation Edition--SAFsolution is a new product based on common software components originally developed for SAFmodule for NMAS and is intended to replace SAF2000 for Workstations. SAFsolution provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution stores the user's biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. SAFsolution is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. SAFsolution is also intended to provide a direct upgrade path to later enterprise versions of SAFsolution that will be fully integrated with Microsoft's Active Directory Service (ADS) and Microsoft Management Console (MMC) for central storage and management of biometric credentials. SAFsolution has also been qualified to directly interface with the Passlogix, Inc. v-GO Single Sign-On product.

Marketing and Distribution

   We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of healthcare, education, government, industry and financial services in North America. Our business development staff trains and supports our indirect distribution partners, who resell our products worldwide.

   We market our products to potential customers across a wide range of general business sectors primarily through:

  . direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

  . distributors who act as middle-men distributing our products to a network of resellers in a specified region outside the United States;

  . resellers who purchase our products directly from us and sell them to end-user customers in a specified geographic region;

  . original equipment manufacturer resellers (hardware manufacturers) who buy our software to resell to customers with their hardware as a combined or "bundled" product;

  . sales agents who act like "manufacturer's representatives" to introduce our products into key accounts; and

  . strategic alliance partners, such as Novell, Computer Associates and Passlogix who introduce us into their customer accounts that need biometric authentication features added to their respective product platforms.

   Our relationships with distributors, resellers, original equipment manufacturer resellers and sales agents are generally formalized in written contracts that address the specific products that can be sold, applicable pricing discounts and the geographic territory within which our products can be sold. Our strategic alliances are with companies that have formal "partner" programs. These companies publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships provide us with specific benefits such as:

  . access to key alliance partner technical, marketing and sales personnel;

  . early access to new versions of the alliance partner's software so that we can modify ours and release our upgraded product at the same time as our alliance partner releases its new software version;

  . ability to package our products with our alliance partner's product; and

  . participation in joint partner marketing programs such as seminars, trade shows, conferences, and co-op advertising.

   Our marketing goals include identifying potential distributors and resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving greater order volume by disseminating our products through multiple direct and indirect distribution channels worldwide.

   Some of our reseller partners combine our enterprise software with their own biometric technology and sell the combined product through their own sales channels. We are also engaged in establishing relationships with international distributors that will carry our products and make them available to a broader audience of secondary distributors and resellers within their markets.

   Our software products are typically priced on the basis of the number of users that have enrolled their biometric information into the central server database. As the number of users increases, the software license price per user decreases. Resellers purchase our products at a favorable discount for resale at a price that provides an attractive gross margin for the reseller. We believe that this pricing model is competitive and cost-effective for the end-user customer and is attractive to our resellers.

   Enterprise Products:

   We intend to focus our resources on promoting our enterprise network security products to take advantage of the growing awareness of the importance of protecting enterprise network infrastructures from unauthorized access. We have a team of three business development and three sales professionals who are located in various regions of the country. They focus their marketing efforts on high profile end-user customers. They also identify, recruit, train and support a network of distributors and resellers. Typically, these resellers are already selling enterprise network products that are based on Microsoft, Novell or Computer Associates products and our products will complement these. Our resellers often provide a range of additional services to their customers, including network component sales, network consulting, systems installation, technical services and network management services.

   We also sell our products alongside the sales organizations of Novell, Computer Associates and Passlogix. We believe products complement theirs and fill a customer need that would not otherwise be met. We strive to leverage the existing sales organizations and reseller networks of these companies to achieve sales of our products at minimum expense. We work closely with each of these strategic alliance partners to support these joint sales efforts.

 Standalone Workstation Products:

   We intend to offer our new SAFsolution: Windows Workstation Edition product through biometric technology resellers that want to package this product with their biometric technology to create a bundled product for their customers. We intend to market SAFsolution will also be marketed through the direct and traditional reseller channels as a basic offering. We believe this will provide a set of biometric authentication functions that can be utilized "out of the box" as a first step to deploy biometric authentication within an enterprise setting to create a bundled product for the customer.
Technology Partnerships and Licensed Technology

   Nine technology partners supply us with fingerprint-based devices and algorithms, which are used to capture a fingerprint image. Each fingerprint scanner, known as "hardware", that we purchase for resale is accompanied by fingerprint basic software, which is used to recognize the fingerprint image. The software that we produce allows our customers to use this fingerprint hardware and software to gain access to a secure computer network or workstation. Our technology partners' products are packaged with ours into a single product for sale to our customers. Most of the business relationships with these companies can be characterized as manufacturer-to-reseller agreements. The fingerprint vendor suppliers that we support have established no-cost software licensing arrangements with us. We sell fingerprint scanners or software provided by the following companies:

  . AuthenTec, Inc.--Makes chip-based fingerprint technology components for standalone and keyboard-integrated fingerprint readers and packaged software algorithms.

  . Billionton Systems, Inc.--Makes chip-based fingerprint reader devices packaged into a Personal Computer Memory Card (PCMCIA) configuration for laptop computer applications.

  . Lifeview, Inc.--Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a Universal Serial Bus (USB) port.

  . Precise Biometrics AB--Makes packaged software algorithms and chip-based fingerprint reader devices that are packaged into a computer keyboard for standalone and keyboard-integrated fingerprint readers that are cable-connected to a desktop computer workstation through a parallel or USB port.

  . SecuGen Corporation--Makes packaged software algorithms and optics-based fingerprint reader devices technology for standalone, mouse-integrated, and keyboard-integrated configurations that are connected to a desktop computer workstation through a parallel or USB port.

  . Startek Engineering, Inc.--Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

  . Targus Group International--Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

  . Veridicom, Inc.--Makes chip-based fingerprint technology for standalone fingerprint readers.

  . Zvetco Biometrics, Inc.--Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

   We also buy iris recognition, voice verification and facial feature recognition software from various companies with which we have licensing arrangements permitting us to resell their software. We bundle our technology partners' recognition software into our own software products for sale to end-users. Each licensing agreement requires us to pay the licensor a specified minimum royalty or a percentage of the revenues we receive from selling the bundled product. These license agreements are with the following companies:

  . Lernout & Hauspie Speech Products NV--Makes speaker verification technology for text dependent technology modules that work with a Windows sound card and microphone.

  . Visionics Corporation--Makes face recognition technology for modules that work with a Microsoft Video for Windows compatible desktop videoconferencing camera.

  . Iridian Technologies, Inc.--Makes iris recognition technology.

   We are not dependent on any of these licensing arrangements. Additionally, the bulk of our business relates to fingerprint technology and those relationships are based on no-cost licensing arrangements.

   We buy iris recognition camera hardware from Panasonic Security and Digital Imaging Company for use with the Iridian Technologies licensed software. Panasonic makes a dual-function iris recognition camera that provides iris capture and videoconferencing capability and connects to a desktop computer workstation through a USB port.

   We also license our products to two original equipment manufacturer (OEM) companies that package our software with their biometric devices and sell them through their own distribution channel to end-users as a bundled solution. These OEM companies include the following:

  . Oki Electric Industry Co., Ltd.--Makes a hand-held iris recognition camera that connects to a desktop computer workstation through a USB port.

  . SecuGen Corporation--Makes packaged software algorithms and optics-based fingerprint reader devices for standalone, mouse-integrated, and keyboard-integrated configurations that are connected to a desktop computer workstation through a parallel or USB port.

   We are able to provide our customers with a choice of technology by combining the appropriate biometric "plug-in" software module with our API standards-based, application software product framework. The customer may also purchase these plug-in API-compliant modules, and the related biometric device hardware, that will work with our software from third parties. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

Competition

   Other companies that have also developed software products that utilize biometric identification technology and are active in the United States include BioconX, Inc. BioNetrix, Inc., Digital Persona, Inc., Ankari, Inc., Keyware, Inc., and I/O Software, Inc. Our strategy is to differentiate our products in the marketplace by offering products that

  . are competitively priced

  . meet the requirements for large-scale enterprise network implementation

  . are able to use more than one biometric characteristic for identification,

  . are open-systems-standards compliant

  .  are scalable as new users are added

   We expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards, and digital certificates. While in some instances we will compete with these technologies, our strategy is to integrate other factors of authentication into our products. For example "digital certificates" provide a secure method of encrypting messages and accessing services. However, only a password or PIN number often protects the sender's certificate key. We currently offer SAF products that support smart cards, radio-frequency (RF) proximity badges and digital certificates, and we intend to continue to enhance these offerings.

   As a non-exclusive licensee of biometric technologies, we also expect to experience competition from other products and services incorporating the technology that we license.

Patents and Trademarks

   We hold five assigned patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies that will promote or use SAF software products:

  . Patent 5,546,471: Ergonomic Fingerprint Reader Apparatus issued August
    13, 1996, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

  . Patent 5,596,454: Uneven Surface Image Transfer Apparatus issued January
    21, 1997, provides for a high performance integrated optical system. We believe that this invention solves one significant problem of typical fingerprint capture devices: the large size of an optical element required to acquire a high resolution, distortion-free image of a fingerprint. Solving this problem dramatically reduces the physical footprint required for any fingerprint reader or integrated application of a fingerprint acquisition device. In addition, the invention specifies a single element multiple lens solution that dramatically reduces production cost while improving product reliability, durability and longevity.

  . Patent 5,920,642: Ergonomic Fingerprint Reader Apparatus issued July 6,
    1999, is directed to improvements in television set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator's preferences, modify the provided level of service, or authorize a transaction against a specific account.

  . Patent 6,028,950: Fingerprint Controlled Set-Top Box issued February 22,
    2000, discloses a method for securing electronic commerce transactions initiated via a television set-top box using a fingerprint and is a continuation of Patent 5,920,642. The fingerprint can be acquired by a device built into the set top box or by a device built into the remote control unit. The stored fingerprint data of the customer can be stored in the set top box, a central server, distributed remote server, smart card, or other form of "portable data file." We believe that this invention solves the problem of positively identifying customers making e-commerce transactions from a home set top access terminal.

  . Patent 6,041,134: Ergonomic Fingerprint Reader Housing issued March 21,
    2000, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture device: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

   In addition, we have pending applications for our SAF software. There is no assurance that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

   We also rely on unpatented know-how, trade secrets and continuing research and development. We may not have any protection from other parties who independently develop the same know-how and trade secrets. Protection of our proprietary products and services may be important to our business, and our failure or inability to maintain this type of protection could have a material adverse affect on our business, condition (financial or otherwise), results of operations and prospects. Moreover, while we do not believe that the production and sale of our proposed products or services infringe on rights of third parties, if we are incorrect in this regard, failure to obtain needed licenses from these third parties could have a material adverse effect on our ability either to complete the development of certain products or services or to produce and market these products or services. Failure to obtain any of these types of licenses could adversely impact our business, condition (financial or otherwise), results of operations and prospects.

   We also license certain patents or other intellectual property (including biometric hardware or software products) from other companies. The competitive nature of our industry makes any patents and patent applications of our licensors important to us. There is no assurance that any of the patent applications of these licensors will be granted, that patents previously granted will prove enforceable, or that any of these patents or patent applications will lead to any competitive advantage for us.

   We have registered certain service marks and trademarks with the United States Patent and Trademark Office. In addition, we have purchased the rights to certain other service marks and trademarks registered with the Canadian Trademark Office and the United States Patent and Trademark Office by Jotter. However, we have not registered certain other trademarks and trade names which we use with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, we accompany the use of these trademarks with our name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in these trademarks. Certain rights, however, are protected under the provisions of the Lanham Act and under state law in respect of unregistered or common law trademarks.

Employees

   As of March 25, 2002, we had 32 full-time employees. From time to time, we also utilize consultants for specific assignments.

   We are an employment-at-will employer and none of our employees are represented by a labor union. We believe that our relationship with our employees is good. We believe that our future success will depend in part on our ability to both retain our existing technical and other personnel and to attract and retain other qualified employees.

Item 2. Properties

   We lease our current principal executive offices, consisting of approximately 5,049 square feet, at 11911 N.E. 1st Street, Suite B-304, in Bellevue, Washington. We also lease approximately 8,400 square feet of office space in Edmonton, Alberta, Canada as well as 3,400 square feet of office space in Reston, Virginia. We believe that our facilities are adequate to satisfy our projected requirements, and that additional space will be available if needed.

Item 3. Legal Proceedings

   On June 16, 1999, International Interest Group, Inc. (IIG) filed suit against our company and Mr. J. Anthony Forstmann, a former director and chairman of our company, in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that we failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG.

   After the Superior Court dismissed certain IIG causes of action, the California Court of Appeals reinstated IIG's fraud cause of action in August 2000. The case was then sent back to the Superior Court for adjudication of IIG's breach of contract and fraud causes of action.

   On January 28, 2002, after a nine-day trial in California Superior Court for the County of Los Angeles, a jury rendered a verdict against the Company in the case brought by IIG, although a final order of the Court has not yet been entered. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff has consented. Accordingly, judgment will be entered in the amount of $450,000 subject to the parties' rights to appeal and the parties' claims in post-trial proceedings to fees, costs and interest. The plaintiff has filed a motion for attorneys' fees and costs in the total amount of approximately $190,000 which the Company intends to vigorously oppose. Payment of a judgment in the amounts aforementioned could have a material adverse affect on the Company's financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Prior to August 9, 2001, our common stock was listed on the Nasdaq's SmallCap Market under the symbol "ESAF"; however, on May 31, 2001, Nasdaq suspended trading in our stock. On August 9, 2001, our stock was delisted from the Nasdaq's SmallCap Market for our failure to meet the minimum bid price and net tangible assets/shareholder equity requirements of the Nasdaq Marketplace Rules. Our stock, which began trading on the Pink Sheets on August 10, 2001, is currently quoted both on the Pink Sheets and the OTC Electronic Bulletin Board. There is no assurance that a viable public market for our shares will develop in the future or, if one develops, that this type of market will be sustained. On November 19, 2001, we effected a seven-to-one reverse stock split and changed our stock symbol to SFLK.

   The following table sets forth the range of high and low sales prices for our common stock as reported on the Nasdaq SmallCap Market (without retail markup or markdown and without commissions) for each full quarterly period from January 1, 2000 through August 9, 2001 and the range of high and low bid prices for our common stock as quoted on the over-the-counter market from August 10, 2001 through December 31, 2001, as adjusted for our seven-for-one reverse stock split on November 19, 2001. The over-the-counter market figures shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                 Common Stock
                                                                  Sales Price
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
Fiscal year ended December 31, 2000:
  First Quarter................................................ $53.374 $17.500
  Second Quarter...............................................  35.328  15.750
  Third Quarter................................................  18.375   9.625
  Fourth Quarter...............................................  11.816   2.191
Fiscal year ended December 31, 2001:
  First Quarter................................................  12.467    3.50
  Second Quarter...............................................    6.30    1.54
  Third Quarter................................................    2.59    0.56
  Fourth Quarter...............................................    2.52    1.25

   On March 19, 2002, the last reported sales price of our common stock was $1.34 per share. As of March 19, 2002 there were approximately 368 record holders of our common stock. Since our incorporation, we have not paid or declared dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the foreseeable future.

   On March 13, 2001, we issued 728,572 shares of our common stock, at $4.41 per share, as consideration to Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter Technologies and us. Shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

   The following issuances of warrants from March 13, 2001 to May 17, 2001 were made in connection with our bridge loan transaction. The exercise price of each of the warrants issued in the transaction of $10.50 per share was greater than the closing price of the common stock on the date of grant. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuances were made without general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

  . On March 13, 2001, we issued a warrant to purchase up to 8,929 shares of our common stock as partial consideration for a bridge loan in the amount of $250,000 from SDS Merchant Fund, LP. The warrant was fully vested on grant and is exercisable until March 31, 2006.

  . On March 21, 2001, we issued warrants to purchase up to 2,456 shares of our common stock as partial consideration for two bridge loans. The loans in the amount of $18,750 and $50,000 were received from Forum Partners, and Freya Fanning, respectively. The warrants were fully vested on grant and are exercisable until March 31, 2006.

  . On March 29, 2001, we issued a warrant to purchase up to 1,608 shares of our common stock as partial consideration for a bridge loan in the amount of $45,000 from Dana Bowler. The warrant was fully vested on grant and is exercisable until March 31, 2006.

  . On April 2, 2001, we issued a warrant to purchase up to 893 shares of our common stock as partial consideration for a bridge loan in the amount of $25,000 from Dana Bowler. The warrant was fully vested on grant and is exercisable until April 20, 2006.

  . On April 13, 2001, we issued a warrant to purchase up to 1,072 shares of our common stock as partial consideration for a bridge loan in the amount of $30,000 from Dana Bowler. The warrant was fully vested on grant and is exercisable until April 20, 2006.

  . On April 16, 2001, we issued a warrant to purchase up to 715 shares of our common stock as partial consideration for a bridge loan in the amount of $20,000 from Dana Bowler. The warrant was fully vested on grant and is exercisable until April 20, 2006.

  . On April 30, 2001, we issued a warrant to purchase up to 358 shares of our common stock as partial consideration for a bridge loan in the amount of $10,000 from Anthony Forstmann. The warrant was fully vested on grant and is exercisable until April 20, 2006.

  . On May 14, 2001, we issued a warrant to purchase up to 7,144 shares of our common stock as partial consideration for two bridge loans in the amounts of $50,000 and $150,000 from Dana Bowler and Freya Fanning, respectively. The warrant was fully vested on grant and is exercisable until May 31, 2006.

  . On May 15, 2001, we issued a warrant to purchase up to 536 shares of our common stock as partial consideration for a bridge loan in the amount of $15,000 from Dana Bowler. The warrant was fully vested on grant and is exercisable until May 31, 2006.

  . On May 17, 2001, we issued warrants to purchase up to 5,894 shares of our common stock as partial consideration for three bridge loans in the amounts of $35,000, $100,000 and $30,000 from Dana Bowler, Freya Fanning and Peter Brim, respectively. The warrant was fully vested on grant and is exercisable until May 31, 2006.

  . On April 20, 2001, in conjunction with extending the payment terms of a Development and Distribution Agreement entered into between Anovea, Inc. and us effective September 18, 2000, we issued a warrant to purchase up to 2,858 shares of our common stock at an exercise price of $7.00 per share to Anovea. The warrant was fully vested upon grant and is exercisable until April 20, 2003. On April 30, 2001, we also issued a warrant to purchase up to 2,858 shares of our common stock at an exercise price of $7.00 per share to Anovea, Inc. The warrant was fully vested upon grant and is exercisable until April 30, 2003. In addition, we issued a warrant to purchase up to 1,429 shares of our common stock at an exercise price of $3.50 per share to Anovea. The warrant was fully vested upon grant and is exercisable until May 31, 2003. These warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuances were made without general solicitation or advertising. Anovea had an existing business relationship with us prior to the grant of the warrants. On May 31, 2001, the 5,716 warrants issued to Anovea on April 20 and April 30 were repriced at $3.50 per share.

   On June 5, 2001, we issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.2 million in bridge notes and accrued interest, in a private placement to 66 accredited investors. The shares were issued pursuant to an exemption by reason of Regulation D of the Securities Act of 1933. The issuance was made without general solicitation or advertising. The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of our common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the purchase price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at $1.75 per share until the later of December 5, 2001 or 120 days after the effective date of the registration of the common stock underlying such warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock.

   In connection with the Series E financing, on June 5, 2001, we issued placement agent warrants to 10 accredited investors to purchase 428,575 shares of common stock at $1.40 per share exercisable until June 5, 2006. The warrants were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without a general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

   On July 27, 2001, we entered into a Modification Agreement with certain purchasers in the Series E financing to amend certain terms of the Securities Purchase Agreement and Registration Rights Agreement entered into pursuant to the financing. Pursuant to the Modification Agreement, and subsequent to obtaining stockholder approval at the annual meeting of stockholders held on September 24, 2001, certain terms of the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock and the Series A and Series B warrants were amended. In particular, we entered into the Modification Agreement to extend certain dates by which we had committed to meet obligations with respect to the purchasers and to eliminate those features of the preferred stock and warrants that would prevent the proceeds from the financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modify the penalties imposed upon us in the event we fail to register the common stock underlying the preferred stock and Series A and B warrants, extend the deadline by which we must register this common stock, and limit the existing rights of the holders of the preferred stock and certain holders of the warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the preferred stock; other provisions, including any amendments to the Certificate of Designation, became effective upon receipt of stockholder approval of the financing, the reverse stock split, and the amendment to the Certificate of Designation at our stockholder meeting. This approval was obtained on September 24, 2001.

   A one-for-seven reverse stock split of our common stock became effective on November 19, 2001, for stockholders of record on that date.

   On January 8, 2002, we issued approximately 4,835,000 shares of our common stock to accredited investors upon the exercise of Series A and Series B warrants resulting in the issuance of a like number of shares of our common stock at a price of $1.00 per share. The exercise price of the warrants was reduced from $1.75 to $1.00, subject to receipt by us of the payment in full of such warrant holders' special exercise price by the close of business on January 8, 2002. We received funds totaling approximately $6 million in connection with this exercise of a portion of our outstanding Series A and Series B warrants together with a sale of approximately 1,200,000 shares of our common stock. In connection with the exercise, we issued Series C warrants to the exercising warrant holders and certain investors discussed below to purchase approximately 4,835,000 shares of our common stock.

   Due to a restriction in the Series A and Series B warrants held by SAC Capital Associates, LLC and SDS Merchant Fund, LP which precludes each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of our outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase additional shares of common stock from us without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00 per share that number of shares of our common stock that we would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, each of SAC and SDS will receive a Series C warrant to purchase that number of shares of our common stock issued by us to such purchaser upon the exercise of the original Series A and Series B warrants.

   The Series C warrants have a 5 year term and are initially exercisable at $2.25 per share, increasing to $3.50 per share six months following the effectiveness of a registration statement (as declared by the SEC) covering the shares of common stock underlying the Series C warrants and the shares of common stock issued to certain accredited investors. In connection with the transaction, we agreed to register for resale under the Securities Act of 1933 the common stock underlying the Series C warrants and the common stock to be issued to those certain accredited investors, as soon as practicable after the filing of this Annual Report on Form 10-K with the SEC. In addition, in connection with this transaction, each purchaser agreed not to sell any common stock issuable upon conversion of its Series E preferred stock or upon exercise of its Series A or Series B warrants prior to January 12, 2002.

   In connection with the exercise of the Series A and B warrants and the purchase of common stock by certain accredited investors, the anti-dilution provisions of the Series E preferred stock were waived by the requisite majority of the holders of Series E preferred stock. The exercise price of the warrants held by those holders of Series E preferred stock that did not elect to purchase the shares underlying their warrants or otherwise grant a waiver of the anti-dilution provisions will be adjusted in accordance with the anti-dilution provisions applicable to such warrants.

   The shares of common stock issued upon the exercise of the Series A and Series B warrants, the Series C warrants, and the shares of common stock issued in the special warrant offer were issued pursuant to an exemption by reason of
Section 4(2) of the Securities Act of 1933. The issuances were made without a general solicitation or advertising. The investors were sophisticated investors with access to all relevant information.

   On January 15, 2002, we issued 238,588 shares of our common stock, valued at approximately $7.00 per share, to Jotter Technologies, Inc pursuant to our agreement to issue these shares in exchange for cancellation of a note payable to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, for which we received stockholder approval. The shares were placed in escrow on behalf of Jotter to be released in monthly distributions after Jotter satisfies certain Canadian tax obligations. Shares were issued pursuant to exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. The investor was a sophisticated investor with access to all relevant information.

   On November 16, 2001, 375 shares of our Series E preferred stock were converted into 53,572 shares of our common stock pursuant to a notice of conversion submitted to us by H.C. Wainwright & Co., Inc. as a holder of the Series E preferred stock. The original consideration paid for the Series E preferred stock under the terms of the Series E financing was $75,000. The issuance was made pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. H.C. Wainwright & Co., Inc. was a sophisticated investor with access to all of the relevant information.

   On December 27, 2001, 50 shares of our Series E preferred stock were converted into 7,143 shares of our common stock pursuant to a notice of conversion submitted to us by William Gitow as a holder of the Series E preferred stock. The original consideration paid for the Series E preferred stock under the terms of the Series E financing was $10,000. The issuance was made pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising. William Gitow was a sophisticated investor with access to all of the relevant information.

Item 6. Selected Financial Data

                                          Year Ended December 31,
                                 ---------------------------------------------
                                   2001      2000     1999     1998     1997
                                 ---------  -------  -------  -------  -------
                                   (in thousands except per share data)
Summary Operating Data
Revenue........................  $     402  $ 1,523  $ 1,303  $ 4,920  $ 1,585
Net loss.......................    (14,138)  (8,956)  (3,927)  (1,384)  (7,424)
Preferred stock deemed
 dividend......................        --       --       --       --     1,470
Preferred stock dividend and
 accretion.....................      1,485      348      104      278      350
Net loss attributable to common
 stockholders..................    (15,623)  (9,304)  (4,031)  (1,662)  (9,244)
Basic and diluted loss per
 common share..................      (3.47)   (3.12)   (1.61)   (1.61)  (11.02)
Weighted average number of
 common shares.................      4,499    2,983    2,506    1,031      839
                                            As of December 31,
                                 ---------------------------------------------
                                   2001      2000     1999     1998     1997
                                 ---------  -------  -------  -------  -------
                                   (in thousands except per share data)
Summary Balance Sheet Data
Total assets...................  $     625  $ 7,997  $ 6,782  $ 2,685  $ 2,578
Total liabilities..............      5,388    6,395    1,184      716    1,807
Long-term debt, net of
 discounts.....................      1,506    1,485      --       --       --
Stockholders' equity
 (deficit).....................     (4,763)   1,602    5,598    1,969      771

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Overview

   We provide cost-effective software that may be combined with a variety of biometric hardware products to verify the identity of a user accessing a computer and related network resources. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers, known as PINs, in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, positive identification can be achieved independent of any information possessed by the individual seeking authorization.

   Our software products are designed for large-scale and complex computer networks and allow computer users to be identified using a choice of biometric technologies. Our products comply with a published industry standard that allows the use of multiple biometric technologies. In December 1997, we introduced and demonstrated the first example of this industry standard called the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by us under contract to the United States Department of Defense and was subsequently released into the public domain. We are also a leading contributor to a new standard that is intended to replace HA-API called BioAPI. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 85 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification, and we intend to make our products compliant with these standards as they continue to evolve.

   Given the tragic events of September 11th of last year, and the resulting increased emphasis and focus on security issues, our industry and company is receiving more attention than in prior periods. However, we cannot predict whether this increased focus and attention will result in greater access to capital or improvement in sales results for us in the foreseeable future.

 Critical Accounting Policies and Estimates

   Saflink's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  . Revenue Recognition. The Company derives revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

   The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements are recognized upon customer acceptance. If the Company's software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller.

   The Company also acts as a reseller of hardware. Such revenues are recognized upon delivery of the hardware.

   Service revenues include payments under support and upgrade contracts and fees from consulting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is less than twelve months. Consulting revenues are primarily related to technology, programming and training services performed on a time-and-materials basis under separate service arrangements. Fees from consulting are recognized as services are performed.

   The Company recognized $46,000, $149,000, and $593,000 of software revenue from a related party for the years ended December 31, 2001, 2000 and 1999, respectively. A founder of the related party is a shareholder of the Company and a director of the Company is an officer of the related party. Total amounts owing to the Company are zero as of December 31, 2001.

  . Intangible Assets. We assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

            . significant underperformance relative to expected historical or projected future operating results;

            . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

            .  significant negative industry or economic trends;

            .  significant decline in our stock price for a sustained period;
               and

            .  our market capitalization relative to net book value.

   When we determine that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

  . Litigation. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

 Results of Operating Activities

   We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

   We incurred a net loss attributable to common stockholders of approximately $15.6 million for the year ended December 31, 2001, as compared to a net loss of approximately $9.3 million for the year ended December 31, 2000. Excluding the amortization of and impairment charge for the intangible assets relating to the Jotter acquisition in the aggregate amount of $3.8 million, the loss for the year ended December 31, 2001 was $11.8 million.

   The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2001 and 2000 and between fiscal years 2000 and 1999 and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

 Revenue and Cost of Revenue

   Revenue of $402,000 for the year ended December 31, 2001 decreased approximately $1.1 million from revenue of approximately $1.5 million for the year ended December 31, 2000. The decrease was primarily due to reduced promotional activities caused by a shortage of funds during the first six months of the year. During the last six months of 2001, the Company refocused its efforts on the enterprise biometric market and concentrated on closing sales to potential customers who are continuing to evaluate the Company's product offerings.

   Four customers--Triton Resources, Kaiser Permanente, Nufocus and Home Shopping Network, a related party, accounted for 36%, 29%, 16% and 11% of the Company's 2001 revenue, respectively.

   Cost of revenue consists of software materials, computer hardware, and services costs, amortization of intangibles and impairment of intangible assets. The cost of revenue increased from $481,000 in 2000 to $4.0 million in 2001. The increase is primarily due to nine months of amortization of purchased technology totaling $955,000, and an impairment loss of $2.8 million related to the acquisition of substantially all of the assets of Jotter Technologies in December 2000.

   Late in 2001, the Company changed its strategic direction in reaction to resource limitations and decided not to pursue opportunities related to technologies acquired in the Jotter acquisition. Accordingly, the Company determined that the carrying value of the purchased technology was not recoverable and recognized the impairment loss.

   The increase in cost of revenue due to amortization of purchased technology and the impairment charge were offset by decreases in software, hardware and services costs of approximately $289,000, combined. This decrease is primarily the result of lower revenues.

   We anticipate that cost of revenue will be more in line with prior year trends, as a percentage of sales, since we do not anticipate continued expenses related to amortization of purchased technology or impairment charges.

 Operating Expenses

   Excluding amortization of intangibles and one-time charges related to impairments, restructuring and purchased in-process research and development, operating expenses for the year ended December 31, 2001 decreased approximately $2.2 million as compared to the year ended December 31, 2000. The decrease is primarily due to lower personnel costs as a result of restructuring as well as decreased travel, entertainment, advertising and promotion costs.

   The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                                  Changes in
                                                                   Operating
                                                                   Expenses
                                                                ----------------
                                                                (000s)   Percent
                                                                -------  -------
Product development............................................ $(1,615)   (39)
Amortization of intangibles....................................     374      *
Impairment loss on intangible assets...........................   1,127      *
Sales and marketing............................................    (827)   (47)
Restructuring and relocation...................................     562    251
Purchased in-process research and development..................    (208)  (100)
General and administrative.....................................     825     24
                                                                -------   ----
                                                                $   238      2
                                                                =======   ====

* Not meaningful

 Product Development

   Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased from $4.2 million in 2000 to $2.6 million in 2001. The decrease in product development costs is primarily due to decreased personnel costs of $1.3 million. We reduced our staffing levels by approximately 13 staff members in product development during June of 2001. We expect to continue to incur product development expenses at a relatively constant rate as we continue to release new products and enhancements for the enterprise network market.

 Amortization of Intangible Assets

   Amortization of intangible assets reflects the amortization of certain identifiable intangible assets resulting from the acquisition of Jotter in December of 2000 and other licensed technology acquired from Anovea, Inc. We incurred amortization of intangible expenses of $374,000 during 2001. There was no significant amortization of intangible assets for the year 2000 as the acquisition occurred in late December. These intangible assets were being amortized over periods between 2 to 3 years.

 Impairment loss on intangible assets

   In 2001, we performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in our Company's stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, a decision by management of the Company to limit further integration and development of the Jotter technology into the Company's current and anticipated product offering due to current resource limitations. We determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets during the quarter ended September 30, 2001 of approximately $3.9 million relating to the remaining net carrying value of the intangible assets acquired. The impairment loss on intangible assets is comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statements of operations, and approximately $535,000 of assembled workforce, $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements included under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statements of operations.

 Sales and Marketing

   Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses decreased from $1.8 million in 2000 to $929,000 in 2001. The decrease in sales and marketing costs is primarily due to decreases in personnel costs of $143,000 and decreases in travel of $185,000 and advertising expenses of $331,000. While we intend to maintain tight control over sales and marketing expenses in the near term as we focus our efforts on closing sales with currently identified prospects, we expect our sales and marketing expenses to increase over the longer term as we continue to focus on creating demand for our products.

 Restructuring and Relocation

   Restructuring and relocation expenses consist of costs resulting from the termination or relocation of employees and other expenses associated with a corporate restructuring program aimed at streamlining our underlying cost structure. During 2001, there were no relocation costs. The 2001 expense of $786,000 is primarily comprised of $304,000 in severance packages to certain employees, approximately $139,000 in lease termination costs and the write off of $328,000 in leasehold improvements and other furniture and equipment in conjunction with the restructuring.

   In fiscal year 2000, we incurred $224,000 as a result of the Company's relocation from Tampa, Florida to Redmond, Washington.

 Purchased In-Process Research and Development

   In connection with our purchase of the intellectual property and fixed assets of Jotter in December 2000, we recorded a non-recurring charge of $208,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, the estimated expected life of each module, the estimated cash flows resulting from the revenues, margins, and operating expenses generated from each module, and the discounted present value of the cash flows associated with the in-process technologies. There was no similar expense in 2001, and we do not expect such an expense to recur in the near term.

 General and Administrative

   General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased from approximately $3.5 million in 2000 to approximately $4.3 million in 2001. Two large components of the increase in general and administrative costs were an increase in professional service fees of approximately $200,000 and the accrual of $450,000 related to the IIG lawsuit. We anticipate that general and administrative expenses will continue to be the largest component of operating expenses for the foreseeable future as we continue to incur significant professional service expenses associated with our ongoing SEC filings and reliance on outside personnel for certain key financial positions.

 Interest Expense

   Interest expense, net consists of interest expense and bank fees associated with debt obligations and credit facilities. Interest expense increased from approximately $141,000 in 2000 to approximately $783,000 in 2001. The increase in interest expense was primarily attributable to the beneficial conversion feature on the bridge notes valued at $232,000 with the remaining increase relating primarily to interest on the bridge notes.

 Other Income, Net

   Other income, net consists of earnings on our cash and cash equivalent and short-term investment balances, offset by any miscellaneous charges. Other income, net increased from approximately $11,000 in 2000 to approximately $26,000 in 2001. The increase was primarily due to an increase in earnings on our cash and cash equivalent balances, which carried a higher average balance than in 2000.

 Operating Expense Analysis by Functional Activity

   The following table provides an analysis of the 2001 over 2000 change in total operating expense by functional category:

                                                                  Changes In
                                                                   Operating
                                                                   Expenses
                                                                ----------------
                                                                (000s)   Percent
                                                                -------  -------
Compensation and related benefits.............................. $(1,437)   (30)
Legal and professional services................................     201     15
Travel and entertainment.......................................    (204)   (43)
Advertising and promotion......................................    (407)   (76)
Telephone and Internet.........................................      70     29
Occupancy......................................................     (61)   (15)
Restructuring and relocation...................................     562    251
Purchased in process-research and development..................    (208)  (100)
Impairment loss on intangible assets...........................   1,127      *
Amortization...................................................     292    357
Depreciation...................................................     104     51
Other..........................................................     199     10
                                                                -------   ----
                                                                $   238      2
                                                                =======   ====

*  Not meaningful

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

 Results of Operating Activities

   We incurred net losses of approximately $9.0 million for fiscal year 2000 and $3.9 million for fiscal year 1999, primarily due to our efforts in developing and marketing our biometric software products. Approximately $1.2 million or 82% of total revenue was from sales of commercial software and services during 2000 compared to $895,000 or 69% in 1999. The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2000 and 1999, and should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

 Revenue and Cost of Revenue

   Revenue for the year ended December 31, 2000 increased by approximately $220,000, from approximately $1.3 million for the year ended December 31, 1999 to approximately $1.5 million for the year ended December 31, 2000. This increase was primarily due to an increase in services and other revenue of approximately $419,000, partially offset by decreases in commercial software sales of approximately $69,000, hardware sales of approximately $35,000, and post-contract services revenue of approximately $95,000. Payments from each of Home Shopping Network, Kaiser Permanente, SecuGen Corporation and Triton Secure, Ltd. accounted for 10% or more of revenue for 2000, and payments from each of Home Shopping Network and Triton Secure, Ltd. accounted for 10% or more of revenue for 1999.

   The approximately $122,000 increase in cost of revenue was primarily attributable to the increase in revenue.

   Gross profit increased to approximately $1.0 million or 68% of revenue during 2000 from approximately $944,000 or 72% of revenue in 1999 primarily due to the change in the mix of product revenues.

 Operating Expenses

   Operating expenses for 2000 increased by approximately $5.0 million, from approximately $4.9 million for the year ended December 31, 1999, to approximately $9.9 million for the year ended December 31, 2000. This increase was primarily due to the addition of new staff to enhance existing products, develop new products and market our products to both commercial and governmental organizations and, to a lesser degree, the relocation of our headquarters to Redmond, Washington during the first half of 2000 and the acquisition of purchased in-process research and development costs associated with the purchase of the intellectual property and fixed assets of Jotter in December 2000. These increased expenses were partially offset by the expiration of our obligation to make minimum royalty payments of $125,000 per quarter to Cogent Systems, Inc. as of October 1, 1999.

   The following table provides a breakdown of the dollar and percentage changes in operating expenses:

                                                              Changes In
                                                          Operating Expenses
                                                          ---------------------
                                                           (000s)      Percent
                                                          ----------  ---------
   Product development................................... $    2,811       204
   Sales and marketing...................................        424        32
   Minimum royalties.....................................       (375)     (100)
   Relocation expense....................................        224         *
   Purchased in-process research and development.........        208         *
   General and administrative............................      1,679        93
                                                          ----------   -------
                                                             $ 4,971       102
                                                          ==========   =======

  *  Not meaningful

  Product Development

   The increase in product development expenses was primarily due to increased personnel costs of approximately $2.6 million, including the addition, through the acquisition of Jotter on December 15, 2001, of 21 staff members to enhance current products and develop new products to meet anticipated demand for our products. In addition, we expensed $208,000 of in process technology related to the Jotter acquisition for which no prior period comparable expense exists. While we expect product development expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect to sustain or increase product development expenses as we expand our product development efforts in the longer-term. If we do not obtain this type of additional funding, we expect that it will be necessary to curtail or discontinue product development efforts.

  Sales and Marketing

   The increase in sales and marketing expenses was primarily due to increases in employee expenses related to the addition of five staff members ($247,000) to market our products, related travel ($98,000) and advertising expenses ($130,000). The sales cycle for our products has taken longer to develop than management anticipated due to, among other things, the lack of industry standards and acceptance by the commercial market, the cost of hardware associated with the technology, and the extended period of time potential customers require to test, evaluate and pilot applications. However, we believe that a convergence of factors, including decreases in hardware costs as well as the development of industry standards, will lead to greater market acceptance of biometric security solutions. While we expect sales and marketing expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect to sustain or increase our sales and marketing expenses as we expand our sales and marketing efforts in the longer-term. If we do not obtain this type of additional funding, we expect that it will be necessary to curtail or discontinue sales and marketing efforts.

  Relocation Expense

   We incurred $224,000 of non-recurring costs to relocate our executive offices from Tampa, Florida to Redmond, Washington during the first half of 2000.

  Purchased In-Process Research and Development

   In connection with our purchase of the intellectual property and fixed assets of Jotter in December 2000, we recorded a non-recurring charge of $208,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, the estimated expected life of each module, the estimated cash flows resulting from the revenues, margins, and operating expenses generated from each module, and the discounted present value of the cash flows associated with the in-process technologies.

  General and Administrative

   The increase in general and administrative expenses was the result of increased spending on six additional staff ($188,000), occupancy ($282,000) and professional services ($210,000) primarily due to additions to infrastructure to support our increased product development and sales and marketing activities and recognition of an impairment loss on prepaid royalties of approximately $438,000 in 2000, with no such loss in 1999. While we expect general and administrative expenses to decrease in the near-term as a result of our recently implemented cost reduction initiative, if we obtain additional funding, we expect significant additional increases in general and administrative expenses as we add infrastructure to support increased product development and sales and marketing activities in the longer-term.

  Interest Expense

   The change in interest expense from approximately $5,000 in 1999 to approximately $141,000 in 2000 was primarily due to the issuance of $2.5 million of 12% bridge notes in November 2000 to fund operations while we continued to seek equity financing and the issuance of a $1.7 million, 7% note payable issued to Jotter in December 2000 as partial consideration for the intellectual property and fixed assets acquired from Jotter pursuant to an asset purchase agreement entered into on December 15, 2000.

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

  Operating Expense Analysis by Functional Activity

   The following table provides an analysis of the 2000 over 1999 change in total operating expense by functional category:

                                                                   Changes In
                                                                   Operating
                                                                    Expenses
                                                                 ---------------
                                                                 (000s)  Percent
                                                                 ------  -------
   Compensation and related benefits............................ $2,778    129
   Legal and professional services..............................    821    152
   Travel and entertainment.....................................    184     63
   Advertising and promotion....................................    245    134
   Telephone and Internet.......................................     88     56
   Occupancy....................................................    195     88
   Relocation...................................................    224     *
   In process-research and development..........................    208     *
   Minimum royalty payments.....................................   (375)  (100)
   Impairment of prepaid royalties..............................    438     *
   Amortization.................................................    105     *
   Depreciation.................................................    (31)   (13)
   Other........................................................     91      2
                                                                 ------   ----
                                                                 $4,971    102
                                                                 ======   ====

  *  Not meaningful

Liquidity and Capital Resources

   As of December 31, 2001, we had cash and cash equivalents of $64,000, a decrease of $1.04 million from cash and cash equivalents held as of December 31, 2000. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank. We had a working capital deficit of $3.6 at December 31, 2001 compared to a working capital deficit of $3.3 million at December 31, 2000.

   As of December 31, 2001, our principal cash obligations consisted of facility operating leases totaling $185,000, notes payable of $1.4 million and license fee commitments of $104,000. In January of 2002, we paid off the entire balance of notes payable.

   The following table reflects our contractual commitments as of December 31, 2001:

                                      2002  2003 2004 2005 2006 Thereafter Total
                                      ----- ---- ---- ---- ---- ---------- -----
                                                    (in thousands)
Operating leases.....................   150  31    3    1   --      --       185
Notes payable........................ 1,435  --   --   --   --      --     1,435
License fee commitments..............    80  24   --   --   --      --       104
                                      ----- ---  ---  ---  ---     ---     -----
                                      1,665  55    3    1   --      --     1,724
                                      ===== ===  ===  ===  ===     ===     =====

   On January 8, 2002, we received funds totaling approximately $6 million in connection with the issuance of common stock to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants.

   We intend to use the proceeds of the warrant exercises and common stock purchases for working capital and general corporate purposes, including repaying our short- and long-term debt. We have applied a portion of the proceeds received from the exercise of the Series A and Series B warrants to pay off the principal and interest on the $1.0 million note issued to RMS Limited Partnership, which was due in May 2002. We have also applied a portion of proceeds to repay the principal and interest payments of the notes in aggregate principal amount of $300,000 issued to SDS Merchant Fund, LP and Freya Fanning & Company in the December 2001 bridge financing.

   We used cash of approximately $7.2 million for operating activities in 2001 which was approximately consistent with the amount used in 2000. The increased use of cash was primarily due to decreased revenue as a result of reduced promotional activities brought on by limited sources of capital, while operating expenses remained relatively constant.

   We expended cash in our operations, including capital expenditures and debt repayments during the year ended December 31, 2001 at the rate of approximately $630,000 per month, excluding financing activities. Beyond our short-term capital needs, our anticipated cash needs to fund our working capital and debt service requirements are anticipated to be approximately $2 million through December 31, 2002. To date, we have not attempted to raise these funds. Additionally, the terms of our recent financing prohibit us from raising additional capital by selling discounted, variable priced equity securities until June 12, 2002 (180 days after the effective date (as declared by the SEC) of our registration statement on Form S-1).

   As a result of the recent exercises of Series A and Series B warrants and the purchases of our common stock, we have sufficient funds to continue our operations through July of 2002. We will be seeking to raise additional funds for our short- and long-term operational needs by means of further bridge financing and the exercise of our outstanding warrants, but there can be no assurance that we will be able to obtain such funds.

   If we cannot raise additional financing prior to December 31, 2002 on acceptable terms, or at all, we would experience severe financial and operating difficulties, including the probable discontinuance of operations. If we discontinue operations our company will likely liquidate and our stock will become worthless. In order to raise additional working capital, we may need to issue additional shares of common stock or securities that are convertible into common stock. Additional financing may be unavailable to us or only available on terms unacceptable to us.

Recently Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal year beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt the provisions of SFAS No. 142 beginning January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our financial statements because of the insignificant value of our intangible assets--$27,000 as of December 31, 2001.

   In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on Saflink's consolidated results of operations or financial position.

   In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company plans to adopt the provision on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on Saflink's consolidated results of operations or financial position.

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

Our failure to obtain the substantial financing we will need for our operations on acceptable terms, or at all, would severely impact our ability to run our business which could result in a loss in stockholder value and possibly termination of our operations.

   As a result of the recent exercises of Series A and Series B warrants and the purchases of our common stock, we have sufficient funds to continue our operations through July of 2002. We are seeking to raise additional funds for our short- and long-term operational needs by means of further bridge financing and the exercise of our outstanding warrants, but there can be no assurance that we will be able to obtain such funds.

   Subsequent to the January 2002 financing in which we received funds totaling approximately $6 million, in order to sustain our operations at the current level through December 31, 2002, we need to raise more than $2 million in additional funds. A portion of these funds may come from the exercise of the outstanding Series A warrants issued in the Series E preferred stock financing and the Series C warrants issued under the Special Warrant Offer. If all of the outstanding Series A warrants and Series C warrants were to be exercised, we would have proceeds of approximately $13.5 million of additional capital.

   If we cannot raise additional financing prior to that time on acceptable terms, or at all, we would experience severe financial and operating difficulties, including the probable discontinuance of operations. If we discontinue operations our company will likely liquidate and our stock will become worthless. In order to raise additional working capital, we may need to issue additional shares of common stock or securities that are convertible into common stock. Our issuances of additional securities could dilute the interests of stockholders. Additional financing may be unavailable to us or only available on terms unacceptable to us.

   We have, to date, not attempted to raise this $2 million. There can be no assurance when we do attempt to raise this money that we will be successful. Additionally, the terms of our Series E financing prohibit us from raising additional capital by selling equity securities that are discounted or that have a variable conversion price until June 12, 2002.

We have accumulated significant losses since we started doing business and may not be able to generate significant revenues or any net income in the future, which would negatively impact our ability to run our business.

   We may continue to accumulate losses. We have accumulated net losses of approximately $74.3 million from our inception through December 31, 2001. We have continued to accumulate losses after December 31, 2001 to date and we may be unable to generate significant revenues or any net income in the future. We have funded our operations through issuances of debt and equity securities to investors and may not be able to generate a positive cash flow.

Our independent auditors have stated that there is doubt about our ability to continue as a going concern and in the event of a liquidation of our assets the value received may be less than the value of our assets as presented in our financial statements.

   As a result of our recurring losses from operations and our working capital deficit, our independent auditors, in their audit opinion covering our 2001 financial statements, stated there was substantial doubt about our ability to continue as a going concern. We are exploring options that would provide additional capital for our objectives and operating needs, such as:

  . the sale and issuance of additional stock;

  . the sale and issuance of debt;

  . the sale of certain assets; and

  . entering into an additional strategic relationship or relationships to obtain the needed funding or create what we believe would be a better opportunity to obtain such funds.

   Our failure to obtain additional capital could cause us to cease or curtail operations. The accompanying financial statements assume that we will be able to meet our obligations as they become due and that we will continue as a going concern. We may, in fact, not be able to meet our obligations or we may be forced to curtail or shut down our business. Our financial statements do not take into account any adjustments that might result from the outcome of this uncertainty, which means that if we had to liquidate, the funds received may be less than the value of our assets as presently recorded in our financial statements.

   An opinion by our independent auditors which expresses doubt about our ability to continue as a going concern may impact our dealings with third parties, including customers, suppliers and creditors, because of their concerns about our financial condition. Any such impact could harm our business and results of operation.

We are currently a defendant in a lawsuit brought by International Interest Group, Inc., whose outcome is uncertain and whose economic impact on the company cannot be predicted with any certainty.

   On January 28, 2002, after a nine-day trial in California Superior Court for the County of Los Angeles, a jury rendered a verdict against the Company in a case brought by International Interest Group, Inc., although a final order of the Court has not yet been entered. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff has consented. Accordingly, judgment will be entered in the amount of $450,000 subject to the parties' rights to appeal and the parties' claims in post-trial proceedings to fees, costs and interest. The plaintiff has filed a motion for attorneys' fees and costs in the total amount of approximately $190,000 which the Company intends to vigorously oppose. Payment of a judgment in the amounts aforementioned could have a material adverse affect on the Company's financial condition.

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

Because they own approximately 30% of our company, a small group of stockholders will be able to significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

   Given that five investors, combined, own in excess of 30% of our currently outstanding common stock, they are able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, as of March 19, 2002, the holders of the Series E preferred stock will be able to convert their shares into 4,468,000 shares of common stock, which would equal 27% of the then outstanding common stock. If the holders of the Series E preferred stock were to convert their preferred stock into common stock and exercise their Series A and Series C warrants held by them for an additional 10,890,000 shares, they would own 16,590,000 shares, or 72%, of the then outstanding common stock.

We may not be able to compete with our competitors with greater financial and technical resources and greater ability to respond to market changes, which would affect our ability to promote and sell our technology and services.

   We may not be able to compete successfully in our markets against our competitors. We will face intense competition in both the biometric software and Internet toolbar markets. Many of our competitors, such as BioNetrix, Inc., Digital Persona, Inc., Ankari, Inc., Precise Biometrics, A.B., Keyware, Inc., and I/O Software, Inc. have greater resources than we do. In addition, there are smaller competitors that may be able to respond more rapidly to changes in the market. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products.

We may not be able to take advantage of sales opportunities in the future given the reduction in our workforce of sales and marketing personnel, which could cause our business to suffer.

   Given the reduced number of our sales and marketing personnel as a result of our recent restructuring, we may not be able to meet demand for our products and/or take advantage of sales opportunities, if this type of demand or these types of opportunities arise. If we cannot meet demand for our products, we may not be able to compete with our competitors and our business may suffer.

We depend on attracting and retaining skilled employees, which may be difficult due to the competitive employment market.

   If we lose any of our key, highly skilled technical, managerial and marketing personnel due to the intense competition in the technology industry, our operations may suffer. The success of our company will depend largely upon our ability to hire and retain this type of personnel. If we are unable to raise capital it is likely that our employees will leave or be terminated.

Certain key executive officers have not held their positions for very long and so we are dependent on their subordinates for some aspects of operating our business.

   Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and management personnel. We have a new chief executive officer and other executive officers, who have held their positions for less than a year. Additionally, we do not currently have a chief financial officer or a controller. These roles are currently being served by contract employees. This means that our senior executives do not know the company as well as their predecessors, and are dependent, to some degree, on their subordinates, who, in turn, may not have the requisite skill and experience to advise our upper management.

Our stock has been delisted from the Nasdaq SmallCap Market and there is a limited public market for our common stock. As a result, our stockholders may not be able to sell their common stock easily or may experience higher transaction costs resulting from pricing inefficiencies.

   Historically, there has been a limited public market for the shares of our common stock. On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market and there is no certainty that our stock will be permitted to trade again on Nasdaq or that there will be an active trading market for our common stock. Our common stock is currently quoted on both the Pink Sheets and the OTC Electronic Bulletin Board and investors may find it more difficult to obtain accurate price quotations of our common stock than they would if the stock were quoted on the Nasdaq SmallCap Market. This means that our investors may not be able to sell their stock readily and there may be inefficiencies in the pricing of our stock that could result in broader spreads between the bid and the ask prices.

Since our common stock is listed on the Pink Sheets and the OTC Electronic Bulletin Board, which can be volatile markets, our investors may realize a loss on the disposition of their shares.

   Our common stock is quoted on both the Pink Sheets and the OTC Electronic Bulletin Board, which are more limited trading markets than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our share of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor's entire investment.

Since our common stock is considered "penny stock," and additional rules apply to sales of penny stocks, broker-dealers may be less likely to trade our common stock which could cause investors to find it difficult to sell their shares.

   Since our stock has a market price of less than $5.00 per share, it is subject to rules regarding so-called "penny stocks" that may limit trading in the secondary market. These rules impose additional sales practice requirements on broker-dealers if they sell penny stock securities to ordinary investors. As a result, broker-dealers may be unable or unwilling to trade "penny stocks." This could result in investors finding it more difficult to sell their shares of our common stock.

If the market price of our common stock continues to be volatile, the value of our stock may decline.

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

The issuance of common stock reserved for our stock option plans and the exercise of warrants could dilute the value of our stock and may create a negative public perception of the value of our stock.

   Our issuance of a large number of additional shares of our common stock upon the exercise of outstanding stock options or warrants could decrease the market price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. If we issue our common stock to option and warrant holders, it will dilute our investors' interest. In addition, if a large number of option or warrant holders sell their shares of our common stock, it could create a negative public perception of the value of our stock.

We are partly dependent on third parties for our product distribution and if these parties do not promote our products, it may limit our ability to generate revenue.

   We utilize third parties such as resellers, distributors and makers of complementary technology to complement our full-time sales staff in promoting sales of our products. If these third parties do not actively promote our products, our ability to generate revenue may be limited. We cannot control the amount and timing of resources that these third parties devote to marketing activities on our behalf. Some of these business relationships are formalized in agreements which can be terminated with little or no notice and may be subject to amendment. We also may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

Since a large percentage of our historic revenues have been derived from a limited number of customers, our sales have experienced wide fluctuations.

   Four customers accounted for approximately 36% (Triton Resources), 29% (Kaiser Permanente), 16% (Nufocus) and 11% (Home Shopping Network, a related party,) of our 2001 revenues, respectively. Four customers accounted for approximately 38% and 20%, 17% and 10% of our 2000 revenues, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

In order to succeed, we will have to keep up with rapid technological change in the software industry and various factors could impact our ability to keep pace with these changes.

   Software design and the biometric technology industry are characterized by rapid development and technological improvements. Because of these changes, our success will depend on our ability to keep pace with a changing marketplace and integrate new technology into our software and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes which, in turn, could materially adversely affect how we do business.

We have limited experience in doing business outside the United States and the application of Canadian laws or regulations not previously applicable to our business and which we have little experience in dealing with may have a negative impact on the business.

   We will have to become more familiar with doing business in Canada which is a relatively new corporate and legal environment for us, and we may experience difficulties in this regard. Prior to the asset purchase transaction with Jotter in December 2000, we only had operations in the United States. Jotter, on the other hand, had a facility in Alberta, Canada, which now serves our company.

Provisions in our certificate of incorporation and our Certificate of Designation, Preferences and Rights of the Series E preferred stock may prevent or impact the value of a takeover of our company even if a takeover is beneficial to stockholders.

   Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, which may adversely affect our common stockholders. We may issue shares of preferred stock without stockholder approval and upon terms and conditions, and having those types of rights, privileges and preferences, as the board of directors determines. Specifically, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of our company even if the acquisition would benefit stockholders. In addition, the issuance of the Series E preferred stock may impact the value of a takeover to common stockholders because the holders of the Series E preferred stock are entitled to demand that we redeem their stock for cash equal to 125% of the price paid for this stock by the holders in connection with certain acquisitions in which more than 40% of our stock is issued.

A significant number of shares of our common stock eligible for future sale could drive down the market price for our common stock and the availability of a large number of our shares on the open market could make it difficult for us to raise capital.

   As of March 19, 2002, 12,251,337 shares of our common stock were outstanding. In addition, we have recently registered the 5,987,000 shares of common stock issuable upon the conversion of Series E preferred and Series A warrants, which can be resold in the public market. We are also required to register as soon as practicable after the filing of this Annual Report on Form 10-K approximately 4,835,000 shares of common stock issuable upon the exercise of the Series C warrants which were issued as part of the special warrant offer in January 2002. Furthermore, substantially all of the currently outstanding shares will be able to be resold to the public market once the registration statement covering the shares underlying the Series C warrants is filed and declared effective by the SEC. Sales of shares of common stock in the public market or the perception that sales of large numbers of our shares may occur could adversely affect the market price of our common stock. These sales or perceptions of possible sales could also impair our ability to raise capital. It is possible that this volatility will have an adverse effect on the market price of the common stock.

Item 7(a). Qualitative and Quantitive Disclosure About Market Risk

   Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

   We have certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2002, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

Item 8. Financial Statements and Supplementary Data

   See Index to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On April 24, 2000, the Company dismissed Ernst & Young LLP as the Company's principal accountant and engaged KPMG LLP to audit its consolidated financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Information concerning our directors and officers is included in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2001.

Item 11. Executive Compensation

   Information concerning our executives' compensation is included in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required to be disclosed hereunder is included in the definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2001.

Item 13. Certain Relationships and Related Transactions

   Information required to be disclosed hereunder is included in the definitive Proxy Statement for our Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

   (b) Reports on Form 8-K

     We filed a current report on Form 8-K on November 15, 2001 relating to the announcement of a three year contract with a major financial institution and an interview in The Wall Street Transcript with Glenn Argenbright.

     We filed a current report on Form 8-K on January 23, 2002 relating to the announcement of the special warrant offer.

     We filed a current report on Form 8-K on February 4, 2002 relating to the announcement of the jury verdict in the International Interest Group, Inc. case.

     We filed a current report on Form 8-K on February 22, 2002 relating to the motions filed in connection with the jury verdict in the IIG case and the recasting of certain terms in the special warrant offer.

   (c) Exhibits

                                                    Incorporated by Reference
                                             ----------------------------------------
 Exhibit                             Filed                                   Filing
   No.          Description         Herewith  Form   Exhibit No. File No.     Date
 -------        -----------         -------- ------- ----------- --------- ----------
   3.1   Certificate of                 X
         Incorporation of The
         National Registry Inc.

   3.2   Certificate of the             X
         Voting Powers,
         Designations,
         Preferences, Rights,
         Qualifications,
         Limitations and
         Restrictions of the
         Series A Preferred Stock
         of The National Registry
         Inc.

   3.3   Certificate of                 X
         Designation, Number,
         Powers, Preferences and
         Relative, Participating,
         Optional, and Other
         Special Rights and the
         Qualifications,
         Limitations,
         Restrictions, and Other
         Distinguishing
         Characteristics of
         Series B Preferred Stock
         of The National Registry
         Inc.

   3.4   Statement of Rights and        X
         Preferences of Series C
         Convertible Preferred
         Stock of The National
         Registry Inc.

   3.5   Certificate of Amendment            10-K       3.4      000-20270  3/31/1999
         to the Certificate
         Incorporation of The
         National Registry Inc.

   3.6   Certificate of Amendment            10-Q       3.1.1    000-20270 11/12/1999
         of Certificate of
         Incorporation of The
         National Registry Inc.

   3.7   Certificate of                      8-K        4        000-20270 11/12/1999
         Designation, Preferences
         and Rights of Series D
         Preferred Stock for
         SAFLINK Corporation

   3.8   Certificate of Amendment            10-K405    3.1.4    000-20270  4/17/2001
         of Certificate of
         Incorporation of SAFLINK
         Corporation

   3.9   Certificate of Amendment            S-1/A      3.1.8    333-68642  11/7/2001
         to Certificate of
         Incorporation of SAFLINK
         Corporation

   3.10  Certificate of Amendment            S-1/A      3.1.9    333-68642 12/10/2001
         of Certificate of
         Incorporation of SAFLINK
         Corporation

   3.11  Bylaws of The National         X
         Registry Inc.

  10.1   Sublease Agreement dated            10-Q      10.9      000-20270  8/20/2001
         July 16, 2001, between
         SAFLINK Corporation and
         Motorola, Inc.

  10.2   Severance Agreement                 10-K/A    10.10     000-20270  6/22/2001
         dated December 10, 1998,
         and as amended May 15,
         2001, between SAFLINK
         Corporation and Jeffrey
         P. Anthony*

                                                    Incorporated by Reference
                                             ----------------------------------------
 Exhibit                             Filed                                   Filing
   No.          Description         Herewith   Form   Exhibit No. File No.    Date
 -------        -----------         -------- -------- ----------- --------- ---------
  10.3   Severance Agreement                 10-K/A      10.11    000-20270 6/22/2001
         dated January 5, 2000,
         and as amended May 15,
         2001, between SAFLINK
         Corporation and James W.
         Shepperd*

  10.4   Securities Purchase                 10-K/A      10.6     000-20270 6/22/2001
         Agreement dated June 5,
         2001, between SAFLINK
         Corporation and the
         Purchasers listed
         therein

  10.5   Registration Rights                 10-K/A      10.7     000-20270 6/22/2001
         Agreement dated June 5,
         2001, between SAFLINK
         Corporation and the
         Purchasers listed
         therein

  10.6   Form of Series A Warrant            10-K/A      10.8     000-20270 6/22/2001

  10.7   Form of Series B Warrant            10-K/A      10.9     000-20270 6/22/2001

  10.8   Stockholders' Voting                SC 13D/A    1        005-42397 6/15/2001
         Agreement dated May 25,
         2001, between RMS
         Limited Partnership and
         Jotter Technologies,
         Inc.

  10.9   Modification Agreement              8-K         10.1     000-20270 8/20/2001
         dated July 27, 2001,
         between SAFLINK
         Corporation and the
         Purchasers listed
         therein

  10.10  SAFLINK Corporation 2000            DEF 14A              000-20270 8/31/2001
         Stock Incentive Plan, as
         amended*

  11     Statement regarding            X
         Computation of Per Share
         Earnings (see Note 2 of
         Notes to Consolidated
         Financial Statements)

  21     Subsidiaries of SAFLINK        X
         Corporation

  23.1   Consent of Ernst & Young       X
         LLP

  23.2   Consent of KPMG LLP            X

  24.1   Power of Attorney              X
         (included in the
         signature page of this
         report)

*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SAFLINK CORPORATION
                                          (Registrant)

Date: April 1, 2002


                                                /s/ Glenn L. Argenbright
                                          By: _________________________________
                                                    Glenn L. Argenbright
                                                 President, Chief Executive
                                                    Officer and Director

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glenn L. Argenbright his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Glenn L. Argenbright          President, Chief Executive    April 1, 2002
______________________________________  Officer and Director
         Glenn L. Argenbright           (Principal Executive
                                        Officer,
                                        Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

         /s/ Frank M. Devine           Director                      April 1, 2002
______________________________________
           Frank M. Devine

         /s/ Steven M. Oyer            Director                      April 1, 2002
______________________________________
            Steven M. Oyer

        /s/ Robert M. Smibert          Director                      April 1, 2002
______________________________________
          Robert M. Smibert

                         Index to Financial Statements

                                                                           Page
                                                                          Number
                                                                          ------
Reports of Independent Auditors.........................................   F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000............   F-3

Consolidated Statements of Operations for each of the years in the three
 year period ended December 31, 2001....................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) and
 Comprehensive Income (Loss) for each of the years in the three year
 period ended December 31, 2001.........................................   F-5

Consolidated Statements of Cash Flows for each of the years in the three
 year period ended December 31, 2001....................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
SAFLINK Corporation:

   We have audited the consolidated balance sheets of SAFLINK Corporation and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SAFLINK Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

Seattle, Washington
March 8, 2002, except as to Note 15, which is as of March 29, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
SAFLINK Corporation:

   We have audited the accompanying consolidated statements of operations, stockholders' equity(deficit) and comprehensive income(loss), and cash flows of SAFLINK Corporation for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SAFLINK Corporation for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Tampa, Florida
February 25, 2000

                              SAFLINK CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                               December 31,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
                           Assets
Current Assets:
 Cash and cash equivalents.................................. $    64  $  1,108
 Accounts receivable, net of allowance for doubtful accounts of $2 and $12 at December 31, 2001 and 2000, respectively
  (including receivables from related party of $0 and $92 at
  December 31, 2001 and 2000, respectively).................      43       153
 Inventory..................................................      24        25
 Investments................................................      15       102
 Other prepaid expenses.....................................     109       244
                                                             -------  --------
    Total current assets....................................     255     1,632
 Furniture and equipment, net...............................     343       869
 Intangible assets, net.....................................      27     5,344
 Other assets...............................................     --        152
                                                             -------  --------
                                                             $   625  $  7,997
                                                             =======  ========
       Liabilities and stockholders' equity (deficit)
Current liabilities:
 Accounts payable........................................... $ 1,224  $  1,494
 Accrued expenses...........................................   1,030       693
 Notes payable..............................................   1,435     2,437
 Deferred revenue...........................................     193       286
                                                             -------  --------
    Total current liabilities...............................   3,882     4,910
Convertible long-term debt, net of discounts................   1,506     1,485
                                                             -------  --------
    Total liabilities.......................................   5,388     6,395
Commitments, contingencies and subsequent events
Stockholders' equity:
 Preferred stock, $.01 par value convertible:
  Authorized--1,000 shares
  Series E--Liquidation preference of $8,000 in aggregate as of December 31, 2001, 40 and 0 shares issued and
   outstanding as of December 31, 2001 and 2000,
   respectively.............................................     --        --
 Common stock, $.01 par value:
  Authorized--50,000 shares as of December 31, 2001 and 2000
   Issued--4,577 and 3,737 shares as of December 31, 2001
   and 2000, respectively...................................      46        37
  Common stock issuable in asset purchase...................     --      3,228
  Deferred stock-based compensation.........................     (44)      (81)
  Additional paid-in capital................................  69,530    57,090
  Accumulated deficit....................................... (74,295)  (58,672)
                                                             -------  --------
    Total stockholders' equity (deficit)....................  (4,763)    1,602
                                                             -------  --------
                                                             $   625  $  7,997
                                                             =======  ========

          See accompanying notes to consolidated financial statements.

                              SAFLINK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                    Year Ended December 31,
                                                    --------------------------
                                                      2001     2000     1999
Revenue:
  Software (including sales to related party of
   $46, $149 and $593 during 2001, 2000, and 1999,
   respectively)................................... $     67  $   717  $   786
  Hardware.........................................       72      278      313
  Service and other................................      263      528      109
                                                    --------  -------  -------
                                                         402    1,523    1,208
  Post contract service revenue--government........      --       --        95
                                                    --------  -------  -------
    Total revenue..................................      402    1,523    1,303
Cost of revenue:
  Software.........................................       50       79       57
  Hardware.........................................       66      224      213
  Service and other................................      155      178       42
  Amortization of intangibles......................      955      --       --
  Impairment loss on intangible assets.............    2,811      --       --
                                                    --------  -------  -------
                                                       4,037      481      312
  Post contract services--government...............      --       --        47
                                                    --------  -------  -------
    Total cost of revenue..........................    4,037      481      359
                                                    --------  -------  -------
    Gross profit (loss)............................   (3,635)   1,042      944
Operating expenses:
  Product development..............................    2,571    4,186    1,375
  Amortization of intangibles......................      374      --       --
  Impairment loss on intangible assets.............    1,127      --       --
  Sales and marketing..............................      929    1,756    1,332
  Minimum royalty payments.........................      --       --       375
  Restructuring and relocation.....................      786      224      --
  Purchased in-process research and development....      --       208      --
  General and administrative.......................    4,319    3,494    1,815
                                                    --------  -------  -------
                                                      10,106    9,868    4,897
                                                    --------  -------  -------
    Operating loss.................................  (13,741)  (8,826)  (3,953)
Interest expense...................................     (783)    (141)      (5)
Other income, net..................................       26       11       31
                                                    --------  -------  -------
    Net loss before extraordinary item.............  (14,498)  (8,956)  (3,927)
    Extraordinary item--gain from debt
     restructuring.................................      360      --       --
    Net loss.......................................  (14,138)  (8,956)  (3,927)
Preferred stock dividend and accretion.............    1,485      348      104
                                                    --------  -------  -------
    Net loss attributable to common stockholders... $(15,623) $(9,304) $(4,031)
                                                    ========  =======  =======
Basic and diluted loss per common share............ $  (3.47) $ (3.12) $ (1.61)
Weighted average number of common shares
 outstanding.......................................    4,499    2,983    2,506

          See accompanying notes to consolidated financial statements.

                              SAFLINK CORPORATION

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except per share data)

                                     Preferred               Accumulated  Common                               Total
                     Common stock      stock     Additional     other     stock     Deferred               stockholders'
                     ------------- -------------  paid-in   comprehensive to be   stock-based  Accumulated    equity
                     Shares Amount Shares Amount  Capital   income (loss) issued  compensation   deficit     (deficit)
                     ------ ------ ------ ------ ---------- ------------- ------  ------------ ----------- -------------
Balance at December
 31, 1998..........  2,382   $24     100   $ 1    $47,281       $ --      $  --       $--       $(45,337)     $ 1,969
Comprehensive
 income (loss):
 Net loss..........    --    --      --    --         --          --         --        --         (3,927)      (3,927)
 Net unrealized
  gain on
  securities
  available for
  sale.............    --    --      --    --         --          212        --        --            --           212
 Net foreign
  currency
  translation
  adjustments......    --    --      --    --         --          (11)       --        --            --           (11)
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Total comprehensive
 income (loss).....    --    --      --    --         --          201        --        --         (3,927)      (3,726)
 Issuance of Series
  D preferred stock
  at $50 per share,
  net of offering
  costs of $34.....    --    --      100     1      4,966         --         --        --            --         4,967
 Issuance of units
  of common stock
  and common stock
  purchase warrants
  at $8.75 per
  unit, net of
  offering costs of
  $24..............    240     3     --    --       2,071         --         --        --            --         2,074
 Issuance of common
  stock upon
  exercise of stock
  options at
  various prices...     38   --      --    --         298         --         --        --            --           298
 Issuance of stock
  options for
  services.........    --    --      --    --          16         --         --        --            --            16
 Series D preferred
  stock dividend at
  10% and accretion
  of fees..........    --    --      --    --         104         --         --        --           (104)         --
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Balance at December
 31, 1999..........  2,660    27     200     2     54,736         201        --        --        (49,368)       5,598
Comprehensive
 income (loss):
 Net loss..........    --    --      --    --         --          --         --        --         (8,956)      (8,956)
 Net unrealized
  loss on
  securities
  available for
  sale.............    --    --      --    --         --         (263)       --        --            --          (263)
 Reclassification
  adjustment.......    --    --      --    --         --          121        --        --            --           121
 Net foreign
  currency
  translation
  adjustments......    --    --      --    --         --          (59)       --        --            --           (59)
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Total comprehensive
 income (loss).....    --    --      --    --         --         (201)       --        --         (8,956)      (9,157)
 Conversion of
  Series A and
  Series D
  preferred stock..    930     9    (200)   (2)        (7)        --         --        --            --           --
 Issuance of common
  stock upon
  exercise of stock
  options and
  warrants.........    131     1     --    --       1,044         --         --        --            --         1,045
 Issuance of stock
  options and
  warrants for
  services.........    --    --      --    --         586         --         --        --            --           586
 Issuance of common
  stock warrants
  attached to
  bridge loan......    --    --      --    --          94         --         --        --            --            94
 Issuance of stock
  options to
  employees........    --    --      --    --         123         --         --        (81)          --            42
 Issuance of common
  stock for
  services.........     16   --      --    --         166         --         --        --            --           166
 Common stock to be
  issued in asset
  purchase.........    --    --      --    --         --          --       3,228       --            --         3,228
 Series D preferred
  stock dividend at
  10%..............    --    --      --    --         348         --         --        --           (348)         --
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Balance at December
 31, 2000..........  3,737    37     --    --      57,090         --       3,228       (81)      (58,672)       1,602
Comprehensive
 income (loss):
 Net loss..........    --    --      --    --         --          --         --        --        (14,138)     (14,138)
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Total comprehensive
 income (loss).....    --    --      --    --         --          --         --        --        (14,138)     (14,138)
 Issuance of common
  stock for asset
  purchase.........    729     7     --    --       3,221         --      (3,228)      --            --           --
 Issuance of common
  stock upon the
  exercise of stock
  options..........      1   --      --    --          13         --         --        --            --            13
 Amortization of
  deferred stock
  compensation.....    --    --      --    --         --          --         --         37           --            37
 Issuance of stock
  options and
  warrants for
  services.........    --    --      --    --          41         --         --        --            --            41
 Issuance of common
  stock for
  services.........      9   --      --    --          45         --         --        --            --            45
 Beneficial
  conversion of
  bridge notes.....    --    --      --    --         232         --         --        --            --           232
 Modification of
  common stock
  warrants.........    --    --      --    --          92         --         --        --            --            92
 Modification of
  employee stock
  options..........    --    --      --    --          17         --         --        --            --            17
 Issuance of common
  stock warrants
  attached to
  bridge loan......    --    --      --    --          35         --         --        --            --            35
 Exercise of common
  stock warrants
  attached to
  bridge loan......     41     1     --    --         144         --         --        --            --           145
 Issuance of Series
  E preferred
  stock............    --    --       40   --       7,116         --         --        --            --         7,116
 Conversion of
  Series E
  preferred stock       60     1     --    --          (1)        --         --        --            --           --
 Preferred stock
  dividend.........    --    --      --    --       1,485         --         --        --         (1,485)         --
                     -----   ---    ----   ---    -------       -----     ------      ----      --------      -------
Balance at December
 31, 2001..........  4,577   $46      40   --     $69,530         --         --       $(44)     $(74,295)     $(4,763)
                     =====   ===    ====   ===    =======       =====     ======      ====      ========      =======

          See accompanying notes to consolidated financial statements.

                              SAFLINK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     --------  -------  -------
Cash flows from operating activities:
Net loss...........................................  $(14,138) $(8,956) $(3,927)
 Adjustments to reconcile net loss to net cash used
  in operating activities
 Stock-based compensation..........................       232      389       16
 Depreciation and amortization.....................     1,694      313      239
 Impairment loss...................................     3,938      --       --
 Purchased in-process research and development.....       --       208      --
 Gain on debt restructuring........................      (360)     --       --
 Beneficial conversion of bridge notes.............       232      --       --
 Amortization of bridge note warrants issue costs..       374      --       --
 Amortization of discount on notes payable.........        21      --       --
 Restructuring costs...............................       379      --       --
 Loss on sale of securities available for sale.....       --       121      --
 Loss (gain) on disposal of furniture and
  equipment........................................       --       --        17
 Amortization of deferred financing costs..........       --        97      --
 Amortization of discount on note payable..........       --         3      --
 Changes in operating assets and liabilities:
  Accounts receivable..............................       110       27      (31)
  Inventory........................................         1       13       (1)
  Prepaid royalties and other prepaid expenses.....         4      145       (9)
  Accounts payable.................................       225      472      107
  Accrued expenses.................................       157      387       84
  Deferred revenue.................................       (93)    (296)    (156)
  Other, net.......................................        57      (63)      20
                                                     --------  -------  -------
   Net cash used in operating activities...........    (7,167)  (7,140)  (3,641)
Cash flows from investing activities:
Purchases of furniture and equipment...............      (168)    (684)    (105)
Proceeds from sale of investments..................        87      --       --
Proceeds from the sale of furniture and equipment..       --       --         6
Purchase of technology licenses....................       --      (100)     --
Proceeds from sale of securities available for
 sale..............................................       --       315      --
                                                     --------  -------  -------
   Net cash provided by (used) in investing
    activities.....................................       (81)    (469)     (99)
Cash flows from financing activities:
Repayment of bridge notes..........................      (200)     --       --
Proceeds from issuances of bridge notes and
 warrants..........................................     1,188    2,400      --
Payments made on note payable......................       --       (63)     --
Proceeds from stock options and warrant exercises..       --     1,045      --
Proceeds from exercises of employee stock options
 and investor warrants.............................       158      --       --
Proceeds from issuance of preferred stock..........     5,058      --     4,967
Proceeds from issuance of common stock.............       --       --     2,372
                                                     --------  -------  -------
   Net cash provided by financing activities.......     6,204    3,382    7,339
                                                     --------  -------  -------
   Net increase (decrease) in cash and cash
    equivalents....................................    (1,044)  (4,227)   3,599
Cash and cash equivalents at beginning of period...     1,108    5,335    1,736
                                                     --------  -------  -------
Cash and cash equivalents at end of period.........  $     64  $ 1,108  $ 5,335
                                                     ========  =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
 Preferred stock dividend..........................     1,485      348      104
 Issuance of common stock for services.............       195      166      --
 Issuance of common stock warrants attached to
  bridge loan......................................        35       94      --
 Common Stock issuable in asset purchase...........    (3,228)   3,228      --
 Conversion of accounts payable to notes payable...       135      --       --
 Notes payable converted in Series E issuance......     2,153      --       --
 Assets and liabilities recognized upon
  acquisition:                                            --
  Furniture and equipment..........................       --       182      --
  Intangibles......................................       --     5,174      --
  Note payable, net of $155 discount...............       --     1,545      --
Direct acquisition costs included in accounts
 payable...........................................       --       726      --
                                                     ========  =======  =======

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

   In November 2001, a seven-to-one reverse stock was effected. All share and per share information presented have been retroactively adjusted for the effect of the reverse stock split.

 Revenue Recognition

   The Company derives revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

   The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements are recognized upon customer acceptance. If the Company's software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller.

   The Company also acts as a reseller of hardware. Such revenues are recognized upon delivery of the hardware.

   Service revenues include payments under support and upgrade contracts and fees from consulting. Support and upgrade revenues are recognized ratably over the term of the contract, which typically is less than twelve months. Consulting revenues are primarily related to technology, programming and training services performed on a time-and-materials basis under separate service arrangements. Fees from consulting are recognized as services are performed.

   The Company recognized $46,000, $149,000, and $593,000 of software revenue from a related party for the years ended December 31, 2001, 2000 and 1999, respectively. There is no amount owing from the related party as of December 31, 2001.

                              SAFLINK CORPORATION

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

 Major Customers

   Four customers accounted for 36%, 29%, 16% and 11% of the Company's 2001 revenue, respectively. Four customers accounted for approximately 38%, 20%, 17% and 10%, respectively, of the Company's 2000 revenue. Two customers accounted for approximately 45% and 22%, respectively, of the Company's 1999 revenue.

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

 Management of Credit Risk

   The Company records an allowance for potential credit losses based on ongoing credit evaluations of its clients' financial condition and records potential credit losses based upon expected collectibility of total accounts receivable.

   The Company is subject to concentrations of credit risk from its cash investments. The Company's credit risk is managed through monitoring the stability of the financial institutions utilized and diversification of its financial resources. The Company has recorded bad debt expense of $(8,939), $700, and $6,163, and has had write-offs of $937, $235, $713, during 2001,
2000, and 1999, respectively. As of December 31, 2001 and 2000, the Company had recorded an allowance for doubtful accounts of $2,400, and $12,300, respectively. The Company's financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, accounts receivable and investment in a bank time certificate of deposit and accounts and notes payable. The fair value of these instruments approximates their carrying value based on the current rate offered to the Company for similar instruments.

 Inventory

   Inventory is comprised of computer hardware to be purchased by customers in connection with the installation of the Company's biometric products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

                              SAFLINK CORPORATION

 Investments

   Investments consist of bank time certificates of deposit in the amounts of $15,000 and $102,000 at December 31, 2001 and 2000, respectively. The bank time certificate of deposit held at December 31, 2001 is pledged to secure a corporate credit card. Unrealized gains and losses are excluded from operations and reported as a separate component of other comprehensive income (loss) until realized. Unrealized gains (losses) were $0, $(263,000) and $212,000 in 2001, 2000 and 1999 respectively. Realized gains and losses from the sale of the equity securities are determined on a specific identification basis. Realized losses were $0, $122,000, and $0 in 2001, 2000 and 1999, respectively.

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

 Furniture and Equipment

   Furniture and equipment are recorded at cost. Depreciation is provided using the straight-line method over the following estimated useful lives of the assets:

                                                                          Years
                                                                         -------
   Computer equipment and software...................................... 1 to 3
   Office furniture, equipment and other................................ 3 to 10

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

 Advertising Costs

   The Company expenses advertising costs as incurred. Advertising expense was approximately $97,000, $428,000, and $298,000 in 2001, 2000 and 1999
respectively.

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

                              SAFLINK CORPORATION

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

   The following tables sets forth the computation of basic and diluted loss per common share:

                                                     2001     2000     1999
                                                   --------  -------  -------
                                                    (In thousands, except
                                                     net loss per common
                                                            share)
   Numerator:
   Net loss before extraordinary item............. $(14,498)  (8,956)  (3,927)
   Extraordinary item--gain from debt
    restructuring.................................      360      --       --
     Net loss.....................................  (14,138) $(8,956) $(3,927)
     Preferred Stock dividend and accretion.......    1,485      348      104
                                                   --------  -------  -------
     Net loss attributable to common
      stockholders................................ $(15,623) $(9,304) $(4,031)
                                                   ========  =======  =======
   Denominator:
     Weighted average number of common shares
      outstanding during the period...............    4,339    2,949    2,506
     Common shares issuable but not outstanding...      160       34      --
                                                   --------  -------  -------
                                                      4,499    2,983    2,506
                                                   ========  =======  =======
     Net loss per common share.................... $  (3.47) $ (3.12) $ (1.61)
                                                   ========  =======  =======
   Basic and diluted loss per share:
     Net loss before extraordinary item........... $  (3.22)   (3.00)   (1.57)
     Extraordinary item--gain from debt
      restructuring...............................     0.08      --       --
     Net loss.....................................    (3.14)   (3.00)   (1.57)
     Preferred stock dividend and accretion.......    (0.33)   (0.12)   (0.04)
     Net loss attributable to common
      stockholders................................    (3.47)   (3.12)   (1.61)

   Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividend. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities

                              SAFLINK CORPORATION
outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Dilutive potential securities for the years ended December 31, 2001, 2000, and 1999 included preferred stock convertible into approximately 4.5 million shares, no shares, and 0.9 million common shares, respectively, and options and warrants to purchase approximately 2.0 million, 0.5 million, and 0.5 million common shares, respectively.

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

 Foreign Currency

   The Company, as part of its acquisition of Jotter Technologies Inc., has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant gains or losses in 2001 and 2000.

 Recently Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal year beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company will adopt the provisions of SFAS No. 142 beginning January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our financial statements because of the insignificant value of our intangible assets ($27,000) as of December 31, 2001.

                              SAFLINK CORPORATION

   In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143. requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on Saflink's consolidated results of operations or financial position.

   In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations--Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision will be effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company plans to adopt the provision on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a material effect on the Company's consolidated results of operations or financial position.

3. Technology Licenses

   The Company has acquired certain rights to biometric identification and authentication software (the "Licensed Technology") under agreements with software algorithm suppliers including Anovea, Inc., AuthenTec, Inc., Lernout & Mauspie Speech Products NV, Precise Biometrics AB, Veridicom, Inc. and Visionics Corporation that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements.

   The Company is required to pay guaranteed minimum royalties in the amount of $80,000 in 2002 and $24,000 in 2003. A total of $62,000, $80,000 and $40,000 was paid under the terms of the agreements for the years ended December 31, 2001, 2000 and 1999, respectively. Prepayments under a separate license agreement in the amount of $280,000 and $190,000 made during 2000 and 1999, respectively, were charged to general and administrative expense in 2000 due to the uncertainty related to the Company's ability to utilize them during the term of the license agreements. There were no prepayments of royalties made by the Company in 2001.

                              SAFLINK CORPORATION

4. Furniture and Equipment

   Furniture and equipment consists of the following:

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (In thousands)
   Computer equipment and software............................ $ 1,464  $ 1,757
   Office furniture, equipment and other......................     315      333
                                                               -------  -------
                                                                 1,779    2,090
   Less: accumulated depreciation.............................  (1,436)  (1,221)
                                                               -------  -------
                                                               $   343  $   869
                                                               =======  =======

   Depreciation expense amounted to $315,000 in 2001, $201,000 in 2000, and $239,000 in 1999.

5. Accrued Expenses

   Accrued expenses consists of the following:

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (In Thousands)
   Litigation................................................. $   450  $   --
   Interest...................................................     180       40
   Professional services......................................     149      242
   Payroll....................................................      75       80
   Vacation...................................................      43       68
   Other......................................................     133      263
                                                               -------  -------
                                                               $ 1,030  $   693
                                                               =======  =======

6. Intangible Assets

   Intangible assets consists of the following:

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Developed product technology............................... $   --   $ 3,819
   Assembled work force.......................................     --       729
   Sales channel/customer relationships.......................     --       626
   Technology licenses........................................     144      274
                                                               -------  -------
                                                                   144    5,448
   Less: accumulated amortization.............................    (117)    (104)
                                                               -------  -------
                                                               $    27  $ 5,344
                                                               =======  =======

   Amortization expense related to intangibles, excluding impairment charges discussed below, was $1,379,000, $104,000 and $0 for 2001, 2000 and 1999,
respectively. Technology licenses are amortized over their contractual life.

                              SAFLINK CORPORATION

   During the quarter ended September 30, 2001, the Company performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in the Company's stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, decision by management of the Company to limit further integration and development of the Jotter technology into the Company's current and anticipated product offerings due to current resource limitations. As a result, present expectations related to the Jotter technology indicate significant under performance as compared to original plans, and estimated future cash flows related to this technology have been determined to be negligible.

   The Company determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets in 2001 of approximately $3.9 million relating to the remaining net carrying value of the intangible assets acquired. The impairment loss on intangible assets is comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statement of operations for 2001 and approximately $535,000 of assembled workforce $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements included under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statement of operations for 2001.

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

7. Notes Payable

   On November 13, 2000 the Company received approximately $2.4 million (net of issuance costs of approximately $100,000) of unsecured notes and warrants from a group of investors, including the Company's largest stockholder, RMS Limited Partnership, and two of the Company's officers. The notes carried an effective annual interest rate of 12% and were set to mature in May 2001. Holders of the notes were entitled to participate in any financing undertaken by SAFLINK prior to the maturity date of the notes by electing to receive, in lieu of repayment of the notes, securities of the same class and on the same terms as issued in such financing. The Company also agreed to issue warrants allowing the note holders to purchase one share of SAFLINK common stock for each $28.00 invested. RMS and the Company officers participating in the financing elected not to accept the warrants; the Company therefore only issued warrants for the purchase of 51,789 shares of SAFLINK common stock for $10.50 per share exercisable at any time until November 2005. During June 2001, $1.2 million, net of issuance costs, in the outstanding notes were converted in the Company's Series E offering. The remaining $1 million, which was owed to RMS Limited Partnership, was extended for an additional 12 months. At December 31, 2001 the principal balance of $1 million remained outstanding, and was paid in full during January 2002.

   During 2001, the Company entered into an agreement with a vendor to convert approximately $135,000 in accounts payable to an unsecured note payable due in June 2002. The note payable bears interest at an annual rate of 12%.

   At December 31, 2001, the Company owed two additional investors a total of $300,000 as result of bridge financing monies secured during the month of December 2001. The notes payable carried interest at a rate of 15% per annum and were due within 180 days of the respective borrowing dates. These notes were paid in full during the month of January 2002, and in accordance with the terms of the notes, the company paid $30,000 of prepayment penalties.

                              SAFLINK CORPORATION

8. Income Taxes

   Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary gain as a result of the following:

                                                   Year Ended December 31,
                                                   -------------------------
                                                    2001     2000     1999
                                                   -------  -------  -------
                                                       (In thousands)
   Income tax benefit at U.S. statutory rate of
    34%........................................... $(4,807) $(3,045) $(1,335)
   State tax, net of federal benefit..............    (282)    (269)    (118)
   Non-deductible expenses........................     138        9       17
   Change in valuation allowance..................   4,951    3,305    1,436
                                                   -------  -------  -------
   Income tax expense............................. $     0  $     0  $     0
                                                   =======  =======  =======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                December 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
                                                               (In thousands)
   Deferred tax assets:
     Net operating loss carryforwards......................... $23,261  $20,465
     Intangible Assets........................................   1,450        0
     Other....................................................     550      441
                                                               -------  -------
   Total deferred tax assets..................................  25,261   20,906
   Valuation allowance........................................ (25,261) (20,906)
                                                               -------  -------
                                                               $    --  $    --
                                                               =======  =======

   Due to the Company's history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets. The valuation allowance increased approximately $4.3 million, $3.4 million, and $1.4 million during 2001, 2000, and 1999, respectively.

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $64.5 million, which begin to expire in 2007. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited.

9. Stockholders' Equity

 Preferred Stock

   The Series A preferred stock was converted into 371,505 shares of common stock of the Company on September 15, 2000.

   On November 9, 1999 the Company issued 100,000 shares of Series D Preferred Stock to RMS Limited Partnership ("RMS") for an aggregate purchase price of $5.0 million. The holder converted the Series D Preferred Stock, and accumulated dividends, into 558,001 shares of the Company's Common Stock on September 11, 2000. The Series D Preferred Stock carried a 10% per annum cumulative dividend.

                              SAFLINK CORPORATION

   On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.2 million in bridge notes and accrued interest, in a private placement to 66 accredited investors. The Series E convertible preferred stock issued in this transaction is convertible into 5,714,309 shares of our common stock at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock will have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase 5,714,309 shares of common stock at $1.75 per share exercisable until June 5, 2002, after which the purchase price will increase to $3.50 per share and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at $1.75 per share until April 10, 2002 were issued to investors purchasing more than $1 million of Series E convertible preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible.

   Conversion. The 40,000 shares of Series E preferred stock are convertible, at the option of the holder, into shares of common stock at an initial conversion price of $1.40 per share. As of June 5, 2001, and until June 5, 2004, each share of Series E preferred stock is convertible into 20 shares of common stock. However, SAC Capital Associates, LLC and SDS Merchant Fund, LP shall not be issued common stock upon conversion of their respective Series E preferred stock, if upon that conversion those purchasers would beneficially own greater than 4.9% of our issued and outstanding shares of common stock. Any shares of Series E preferred stock outstanding on June 5, 2004 shall automatically be converted into common stock at the conversion price in effect on that date, which price will take into account any adjustments in the conversion price. The Series E preferred stock contains (i) anti-dilution provisions with respect to future issuances of our equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of our capital stock.

   Penalties Applicable for Conversion Failure. If a holder of the Series E preferred stock submits his, her or its shares for conversion and we fail to convert those shares for any reason, then we will have to pay to the holder hereof a cash amount equal to $2.00 for each share of Series E preferred stock we have not converted for each day the failure exists. As a result, assuming all of the shares of Series E preferred stock outstanding as of June 5, 2001 are presented to the Company for conversion, and the Company fails to convert those shares, the Company could have to pay up to $80,000 per day. In addition, if a holder of Series E preferred stock has not, by the third business day after the date of surrender of the shares of Series E preferred stock for conversion, received certificates for all shares of common stock with respect to the shares of Series E preferred stock that holder has requested to convert, then the conversion price will be reduced five percent (5%) per month (pro rated for days less than a month) during the period beginning on the date of conversion and ending on the date the Company is no longer in default of the Company's conversion obligations.

   Rights Upon Occurrence of Major Transactions. Holders of the Series E preferred stock will be entitled to receive from the Company 125% of the liquidation preference of their shares of Series E preferred stock in cash only in connection with an acquisition involving the issuance of more than 40% of Company common stock, where the acquisition does not constitute a change of control.

   Rank; Liquidation Preference. The holder of Series E preferred stock rank prior to the holders of common stock and prior to all other classes of capital stock hereafter established with respect to the distribution of the Company's assets upon a bankruptcy, liquidation or other similar event. The liquidation preference for

                              SAFLINK CORPORATION
the Series E preferred stock is an amount equal to the purchase price of the shares of Series E preferred stock of $200 per share.

   In connection with the Series E financing, on June 5, 2001, we issued placement agent warrants to 10 accredited investors to purchase 428,575 shares of common stock at $1.40 per share exercisable until June 5, 2006.

   On July 27, 2001, we entered into a Modification Agreement with certain purchasers in the Series E financing to amend certain terms of the Securities Purchase Agreement and Registration Rights Agreement entered into pursuant to the financing. Pursuant to the Modification Agreement, and subsequent to obtaining stockholder approval at the annual meeting of stockholders held on September 24, 2001, certain terms of the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock and the Series A and Series B warrants were amended. In particular, we entered into the Modification Agreement to extend certain dates by which we had committed to meet obligations with respect to the purchasers and to eliminate those features of the preferred stock and warrants that would prevent the proceeds from the financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modified the penalties to be imposed upon us in the event that we failed to register the common stock underlying the preferred stock and Series A and B warrants, extended the deadline by which we could register this common stock, and limited the existing rights of the holders of the preferred stock and certain holders of the warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the preferred stock; other provisions, including any amendments to the Certificate of Designation, became effective upon receipt of stockholder approval of the financing, the reverse stock split, and the amendment to the Certificate of Designation at our stockholder meeting. This approval was obtained on September 24, 2001. We registered the common stock underlying the preferred stock and Series A and B warrants on December 10, 2001.

 Common Stock

   During 2001, the Company issued 728,572 shares of our common stock, at $4.41 per share, as consideration to Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and us.

   In April 2001, the Company announced that Jotter Technologies Inc. will convert its outstanding remaining balance on the $1.7 million note, including accrued interest of $33,635 into Company common stock at $7.00 per share. The note had been issued to Jotter as partial consideration for the assets acquired by the Company in December 2000. Upon conversion of the debt, Jotter will own 967,160 shares of the Company's common stock, representing approximately 21.5% of the Company's currently outstanding common stock after the issuance of the new shares. The shares issued to Jotter will be held in escrow on behalf of Jotter and released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase. The shareholders approved the conversion of the note at the annual shareholder's meeting on September 24, 2001. As a result of the agreement to convert the note into equity, the Company has reflected the note as non-current in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced. In January 2002 the note was converted to equity.

   During 2000, the Company issued 8,572 shares of Common Stock, valued at $105,000 to H.,C. Wainwright & Co., Inc. as partial consideration for services performed in relation to obtaining additional financing and the acquisition of Jotter Technologies Inc. The Company recorded $41,000 as financing costs, and recorded $64,000 as part of the acquisition costs of the assets acquired from Jotter Technologies Inc.

                              SAFLINK CORPORATION

   During 2000, the Company issued 7,143 shares of Common Stock, valued at $61,000 to H.C. Wainwright & Co., Inc. as partial consideration for services performed in relation to the $2.5 million bridge financing, which has been included in interest expense.

   During 1999, the Company issued units consisting of Common Stock and warrants to purchase Common Stock, for a total of 240,249 shares of Common Stock and 120,130 warrants, at $8.75 per share, for $2.1 million. The warrants were exercisable, for $7.00 per share, by the holders at any time until July 23, 2001.

 Warrants

   In connection with the Series E financing in 2001 investors received Series A warrants to purchase 5,714,309 shares of common stock at an initial price of $1.75 per share and Series B warrants to purchase approximately 639,376 shares of common stock at an initial price of $1.75 per share. Series B warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock.

   Series A warrants have an initial exercise price of $1.75 per share, which exercise price will be in effect until June 5, 2002 and are exercisable for common stock. After this date, the exercise price will increase to $3.50 per share until the warrant expires on June 5, 2006.

   The Series B warrants have an initial exercise price of $1.75 per share and are exercisable for common stock at any time until April 10, 2002.

   The terms of the warrants issued to the placement agent are substantially similar to the Series A warrants other than with regard to their respective initial exercise prices and expiration dates. The Series A and Series B warrants contain (i) anti-dilution provisions with respect to future issuances of the Company's equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassification or similar events of our capital stock. SAC Capital Associates, LLC and SDS Merchant Fund, LP will only be issued common stock upon exercise of these warrants to the extent their respective holdings do not exceed 4.9% of the Company's issued and outstanding shares of common stock. In addition, if the Company's common stock closing bid price is at least 200% of the then effective exercise price of the warrants for a specified period of time and subject to certain other conditions. 50% of the warrants are redeemable by the Company for cash before March 5, 2002. After this date, all warrants are redeemable by the Company for cash.

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

                              SAFLINK CORPORATION

  . an exercise price equal to the exercise price on the date of notice of the major transaction.

   If this calculation function is no longer available using the Bloomberg online page, the holder shall calculate this amount in its sole discretion using the closest available mechanism and variable values to those available on the Bloomberg online page.

   In connection with our bridge loan transactions in 2001, the Company issued 207,188 warrants at $10.50 per share which was greater than the closing price of the common stock on the date of grant. These warrants were issued as partial consideration for bridge loans totaling $829,000. The value of the warrants, ($35,000), as determined using a Black-Sholes pricing model was charged to interest expense. These warrants are fully vested and are exercisable between March 31, and May 31, 2006.


   In 2001, in conjunction with extending the payment terms of a Development and Distribution Agreement entered into with Anovea, Inc. the Company issued a warrant to purchase up to 2,858 shares of our common stock at an exercise price of $7.00 per share to Anovea. The warrant was fully vested upon grant and is exercisable until April 20, 2003. On April 30, 2001, the Company also issued a warrant to purchase up to 2,858 shares of our common stock at an exercise price of $7.00 per share to Anovea, Inc. The warrant was fully vested upon grant and is exercisable until April 30, 2003. In addition, we issued a warrant to purchase up to 1,429 shares of our common stock at an exercise price of $3.50 per share to Anovea. The warrant was fully vested upon grant and is exercisable until May 31, 2003. Anovea had an existing business relationship with the Company prior to the grant of the warrants. On May 31, 2001, the 5,716 warrants issued to Anovea on April 20 and April 30 were repriced at $3.50 per share. As a result of the issuance and repricing the Company recorded $17,000 in operating expenses.

   During 2000, the Company issued 50,001 warrants to purchase Common Stock to two vendors as partial consideration for services rendered to the Company by such vendors. The value of the warrants ($449,000), as determined using a Black-Scholes pricing model is being capitalized or recognized as expense over the underlying awards' service period. One warrant, to purchase up to 35,715 shares, vested as the services were performed and is exercisable until July 31, 2005 at an exercise price of $15.33 per share. The other warrant, to purchase up to 14,286 shares, was fully vested upon grant and is exercisable until September 18, 2005 at an exercise price of $14.00 per share.

   Also during 2000, the Company issued a warrant to purchase up to 3,572 shares of its Common Stock as partial consideration for the lease it entered into for its corporate offices. This warrant was fully vested upon grant and is exercisable until May 18, 2005 at an exercise price of $21.00 per share. The value of the warrant ($65,000), determined using a Black-Scholes pricing model, is being charged to occupancy expense on a straight-line basis over the five-year lease term.

   In addition, the Company recorded $94,000 also determined using a Black-Scholes pricing model, as a prepaid financing cost related to the issuance of 51,789 warrants to purchase Common Stock issued in connection with the receipt of $2.5 million of bridge note financing in November 2000. The warrants were fully vested on grant and are exercisable until November 13, 2005 at an exercise price of $10.50 per share. The value of the warrants is being recognized as interest expense over the six-month term of the bridge notes.

   During 1998, the Company recognized $335,000 of expense related to the issuance of 17,412 warrants to purchase Common Stock. This expense was computed using a Black-Scholes pricing model and assumptions discussed under options above. These warrants were issued in connection with a litigation settlement (75,000 warrants) and to consultants in exchange for services (6,697 warrants).

                              SAFLINK CORPORATION

   In connection with the 1997 Series C Preferred Stock Private Placement, the Company issued warrants to purchase up to 12,860 shares of Common Stock at an exercise price of $109.76 per share, subject to certain adjustments from time to time. Such warrants are exercisable at any time and expire in January 2001. The Company has also agreed to certain registration rights with respect to such warrants.

   In connection with the 1996 Series B Preferred Stock Private Placement, the Company issued warrants to purchase 6,776 shares of common stock at an exercise price of $106.26 per share. Such warrants are exercisable at any time and expired in January 2001. The Company has also agreed to certain registration rights with respect to such warrants. The fair value for these warrants was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 6.0% for 2000, 6.0% for 1999, and 5.0% for 1998; no dividends; volatility factors of the expected market price of the Company's Common Stock of 132% for 2000, 129% for 1999, and 127% for 1998; and a weighted-average expected life of equal to the contractual life of 5 years.

 Stock Options

   1992 Plan. The Company has maintained an employee stock incentive plan ("the 1992 Plan") for officers, directors and key employees under which approximately 403,000 shares of common stock were reserved for issuance as of December 31, 2001. In addition, the Company has granted, outside of the plan, options to purchase an aggregate of 3,885 shares of common stock to certain employees. Options currently granted by the Company under the 1992 Plan generally have a contractual life of 10 years and vest ratably over a three-year period. Additionally, from time to time, the Company will grant stock options to non-employees in exchange for services rendered. During 1999, a total of 23,572 options were issued to contractors at an average exercise price of $11.06. Expense recorded related to these non-employee grants during 2001, 2000 and 1999 was estimated using the Black-Scholes valuation model and amounted to $24,000, $72,000 and $16,000, respectively, which represents the vested portion of such options. A total of 19,703 options were outstanding to non-employees at December 31, 2000.

   Certain options, including 1999 option grants to employees who agreed to relocate from Tampa to either Redmond, Washington or Reston, Virginia, were granted with exercise prices less than the market price of the underlying stock on grant date and the Company has recorded compensation expense for these options. Compensation related to employee stock options is measured as of the grant date. The difference between market value of the options, at time of issuance, and their exercise price is charged to stockholders' equity and amortized to expense over the options' vesting periods. The Company recognized $37,000, $42,000 and $4,000 as compensation expense in 2001, 2000 and 1999, respectively, relating to compensatory options.

   2000 Plan. On September 6, 2000, the Company's board of directors adopted, and on June 29, 2001, amended, the SAFLINK Corporation 2000 Stock Incentive Plan ("the 2000 Plan"). The 2000 plan was approved by the Company's shareholders on September 24, 2001. The Company maintains the plan for officers, directors and key employees under which approximately 2,113,000 shares of common stock were reserved for issuance as of December 31, 2001.

   Valuation. Disclosure of pro forma information regarding net loss and loss per share is required by SFAS No. 123. If compensation expense related to employee stock options issued had been determined based on the fair values at the grant dates consistent with the method of accounting prescribed by SFAS No 123, the

                              SAFLINK CORPORATION

Company's net loss attributable to common stockholders and loss per common share would have been as follows:

                                                     2001     2000     1999
                                                   --------  -------  -------
                                                    (In thousands, except
                                                             EPS)
   Net loss attributable to common stockholders... $(15,623) $(9,304) $(4,031)
   Pro forma net loss attributable to common
    stockholders..................................  (16,836)  (9,927)  (4,385)
   Basic and diluted EPS, as reported.............    (3.47)   (3.12)   (1.61)
   Basic and diluted EPS, pro forma...............    (3.74)   (3.33)   (1.75)

   The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 4% for 2001, 6% for 2000, and 6% for 1999; no dividends; volatility factors of the expected market price of the Company's common stock of 171% for 2001, 132% for 2000, and 129% for 1999; and a weighted-average expected life of 5.21 years for 2001, 5.6 years for 2000, and
6.3 years for 1999. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $1.72, $5.88 and $3.57 ($11.55 for options granted with exercise prices less than fair value and $2.87 for options granted with exercise prices equal to fair value in 1999), respectively.

   The following table summarizes stock option activity:

                               Options Outstanding Weighted-Average
                                 (In thousands)     Exercise Price
                               ------------------- ----------------
   Outstanding at December
    31, 1998.................           330             $15.68
     Granted: price less than
      fair value.............            20               5.46
     Granted: price equal to
      fair value.............           223              11.41
     Exercised...............           (27)              8.26
     Expired or Cancelled....           (47)             30.31
                                      -----             ------
   Outstanding at December
    31, 1999.................           499              12.39
     Granted: price equal to
      fair value.............           134              21.14
     Exercised...............           (57)              8.12
     Expired or Cancelled....          (188)             18.90
                                      -----             ------
   Outstanding at December
    31, 2000.................           388              12.81
     Granted: price equal to
      fair value.............           829               2.16
     Exercised...............           (1)               9.38
     Expired or Cancelled....         (114)              11.02
                                      -----             ------
   Outstanding at December
    31, 2001.................         1,102             $ 4.93
                                      =====             ======

   The following table summarizes information about employee stock options outstanding at December 31, 2001:

                           Options outstanding                  Options exercisable
              --------------------------------------------- ----------------------------
                          Weighted-average
   Range of     Number       remaining     Weighted-average   Number    Weighted-average
   exercise   outstanding contractual life  exercise price  exercisable  exercise price
    prices      (000's)      (in years)       per share       (000's)      per share
   --------   ----------- ---------------- ---------------- ----------- ----------------
   $ 0.01-
    $ 9.45         984          9.0             $ 3.06          376          $ 3.99
   9.46-
     18.90          59          6.7              10.56           57           10.43
   18.91-
     28.35          12          5.9              20.12           11           20.06
   28.36-
     37.80          47          5.5              32.95           46           32.83
                 -----          ---             ------          ---          ------
   0.01-
     37.80       1,102          8.7               4.93          490            7.77
                 =====          ===             ======          ===          ======

   At December 31, 2001, 2000, and 1999, exercisable options of 490,000, 237,000, and 278,000, respectively, were outstanding at weighted average exercise prices of $7.77, $13.30, and $13.16 per share, respectively.

                              SAFLINK CORPORATION

10. Commitments and Contingencies

   The Company leases office space and equipment under various non-cancelable operating leases, which expire through 2005. The lease obligation related to office space is secured by a pledged bank time certificate of deposit. Future minimum payments under these lease commitments are as follows (in thousands):

   Year Ending December 31,
   ------------------------
   2002.................................................................. $150
   2003..................................................................   31
   2004..................................................................    3
   2005..................................................................    1
                                                                          ----
                                                                          $185
                                                                          ====

   Rent expense was $354,000, $415,000 and $261,000 for 2001, 2000, and 1999,
respectively.

   During 2000, the Company began subleasing a portion of its corporate headquarters to a third party under a sublease expiring in July 2001. Total rent expense presented above has not been reduced by sublease income totaling $41,000 in 2000 and $35,000 in 2001.

11. Business Combinations

   On December 15, 2000, the Company purchased substantially all of the intellectual property and fixed assets of Jotter Technologies, Inc. in exchange for 728,572 shares of the Company's common stock and a two-year unsecured promissory note for $1.7 million. The total consideration was valued at approximately $5.6 million. The asset purchase was deemed a business combination under APB No. 16 and as such was recorded using the purchase method of accounting. The Company reduced the recorded value of the intangible assets and recorded a discount of $155,000 on the promissory note to reflect the fair value of the note based on a discounted rate of 12% and 7% stated interest rate. The purchase agreement was consummated on December 15, 2000; however, the 728,572 shares were subsequently issued in 2001. As of December 31, 2001, the value for the share consideration is reflected within stockholders' equity.

   The above acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired based on their respective fair values. The results of operations of the acquired company are included in the Company's consolidated financial statements since the date of acquisition.

   A summary of the combined consideration paid and liabilities assumed for the above acquisition is as follows (in thousands):

   Common stock......................................................... $3,228
   Note payable, net of $155 discount...................................  1,545
   Direct acquisition costs.............................................    791
                                                                         ------
     Total.............................................................. $5,564
                                                                         ======

   The combined consideration paid and liabilities assumed were allocated as follows (in thousands):

   Fixed assets......................................................... $  182
   In-process research and development..................................    208
   Developed product technology.........................................  3,819
   Assembled workforce..................................................    729
   Sales channel/customer relationships.................................    626
                                                                         ------
     Total.............................................................. $5,564
                                                                         ======

                              SAFLINK CORPORATION

   During 2001, the Company performed an impairment assessment of the intangible assets recorded in connection with the Jotter acquisition. The Company determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets in 2001 of approximately $3.8 million relating to the remaining net carrying value of the intangible assets acquired. See Note 6 for more details.

12. Restructuring and Relocation

   In conjunction with a corporate restructuring implemented in 2001, the Company initiated a staff reduction. The Company terminated a total of twelve development staff and two sales staff, in addition to the Chief Executive and Chief Financial Officers. As part of the staff reduction, the Company paid approximately $304,000 under severance packages to certain employees. Additionally, all terminated employees immediately vested in one-third of the unvested options held by them on the date of their termination. Under their severance agreements, the former Chief Executive Officer and former Chief Financial Officer vested in all the remaining options granted to them. The number of options that remain outstanding upon separation totaled approximately 195,834. The expiration dates of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002. The total number of options whose expiration dates were extended totaled approximately 216,310. The Company also incurred approximately $139,000 in lease termination related costs including the payment of a $100,000 termination fee and expensed deferred rent related to the lease of their corporate headquarters. In addition, the Company wrote off approximately $328,000 of certain leasehold improvements and other furniture and equipment in conjunction with the restructuring.

   In 2000, the Company incurred $224,000 of non-recurring costs to relocate its executive offices from Tampa, Florida to Redmond, Washington.

13. Defined Contribution Retirement Plan

   The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2001, 2000 or 1999.

14. Comprehensive Loss

   For the year ended December 31, 2001, total comprehensive loss was $14.1 million, compared to a comprehensive loss of $9.2 million for the year ended December 31, 2000.

15. Legal Proceedings

   On June 16, 1999, International Interest Group, Inc. ("IIG") filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG.

   After the Superior Court dismissed certain IIG causes of action, the California Court of Appeals reinstated IIG's fraud cause of action in August 2000. The case was then sent back to the Superior Court for adjudication of IIG's breach of contract and fraud causes of action.

   On January 28, 2002, a jury rendered a verdict against us in the case brought by IIG, although a final order of the Court has not yet been entered. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On February 15, 2002, we filed a motion for a new trial on the punitive damages award and a motion for a judgment notwithstanding the verdict. We also filed motions to stay entry and/or enforcement of a judgment pending the outcome of the hearing on these motions.

                              SAFLINK CORPORATION

   On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff has consented. Accordingly, judgment will be entered in the amount of $450,000 subject to the parties' rights to appeal and the parties' claims in post-trial proceedings to fees, costs and interest. The plaintiff has filed a motion for attorneys' fees and costs in the total amount of approximately $190,000 which the Company intends to vigorously oppose. As of December 31, 2001, the Company has accrued $450,000 related to this litigation in general and administrative expenses.

16. Going Concern

   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

   The Company incurred net losses of $14.1 million, $9.0 million and $3.9 million and used cash of $7.2 million, $7.1 million and $3.6 million in operating activities in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company has a net working capital deficit of $3.6 million and has an accumulated deficit of $73.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

   While the Company raised approximately $6 million of additional working capital in January 2002 through the exercise of warrants connected to the Series E preferred stock placement discussed in Note 17, the Company will require significant additional funds to continue its operations beyond the middle of 2002. Options the Company is reviewing to obtain such additional financing include, but are not limited to, the sale and issuance of additional stock, issuance of debt, the sale of certain assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause the Company to curtail or cease operations.

   There can be no assurance that the Company will be able to sell additional securities, achieve profitability, generate cash from operations or obtain additional financing when required. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

17. Subsequent Events

 Financing

   On January 8, 2002, the Company received funds totaling approximately $6 million in connection with the issuance of common stock to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants to purchase common stock.

   Holders of the Company Series A and Series B warrants exercised warrants to purchase approximately 4,835,000 shares of our common stock at a price of $1.00 per share. The exercise price of the warrants was reduced from $1.75 to $1.00, subject to receipt by the Company of the payment in full of such warrant holders' special exercise price by the close of business on January 8, 2002. In connection with the exercise, each exercising warrant holder has received a Series C warrant to purchase that number of shares of our common stock issued to such holder upon the exercise of the original Series A and Series B warrants.

   Due to a restriction in the Series A and Series B warrants held by SAC Capital Associates, LLC and SDS Merchant Fund, LP which precludes each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of our outstanding common stock, SAC and SDS were unable to exercise their

                              SAFLINK CORPORATION
warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00 per share that number of shares of common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, each of SAC and SDS will receive a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

   In the quarter ended March 31, 2002, the Company expects to account for the value allocated to the inducement noted above through the issuance of the shares and Series C warrants and the modifications made to the Series A and B warrants as an in-substance dividend in an amount up to $6 million. The in-substance dividend will increase the net loss applicable to common stockholders. The value allocated to the inducement related to the shares, Series C warrants and modifications of the Series A and B warrants, will be calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended.

   The value allocated to the Series C warrants will be calculated using an option pricing model and will be reflected outside of stockholders' equity due to the requirement that the underlying shares of the Series C warrants be registered, which is outside the control of the Company. The remaining value is expected to be recorded as additional paid-in capital.

   The Series C warrants have a 5 year term and are initially exercisable at $2.25 per share, increasing to $3.50 per share six months following the effectiveness of a registration statement (as declared by the SEC) covering the shares of common stock underlying the Series C warrants and the shares of common stock issued to SAC and SDS. In connection with the transaction, the Company agreed to register for resale under the Securities Act the common stock underlying the Series C warrants and the common stock to be issued to SAC and SDS, as soon as practicable after the filing of the Annual Report on Form 10-K with the SEC. In addition, in connection with this transaction, each purchaser agreed not to sell any common stock issuable upon conversion of its Series E preferred stock or upon exercise of its Series A or Series B warrants prior to January 12, 2002.

   In connection with the exercise of the Series A and B warrants, the anti-dilution provisions of the Series E preferred stock were waived by the requisite majority of the holders of Series E preferred stock. The exercise price of the warrants held by those holders of Series E preferred stock that did not elect to purchase the shares underlying their warrants or otherwise grant a waiver of the anti-dilution provisions will be adjusted in accordance with the anti-dilution provisions applicable to such warrants. In connection with the issuance of common stock to SAC and SDS, the Company will seek a waiver of the anti-dilution provisions of the Series E preferred stock and Series A and B warrants not exercised.

   On January 15, 2002, we issued 238,588 shares to Jotter Technologies Inc. pursuant to our recent agreement to issue these shares in exchange for cancellation of the note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, for which we received stockholder approval. The shares were placed in escrow on behalf of Jotter to be released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.

18. Quarterly Information (Unaudited)

   The following table summarizes the unaudited statements of operations for each quarter of 2001 and 2000:

                                  Mar. 31  June 30  Sept. 30  Dec. 31   Total
                                  -------  -------  --------  -------  --------
                                    (in thousands except per share data)
2001
  Revenue........................ $   172  $   121  $    86   $    23  $    402
  Gross profit...................    (220)    (297)  (3,117)       (1)   (3,635)
  Operating loss.................  (2,701)  (3,494)  (5,656)   (1,890)  (13,741)
  Net loss.......................  (2,974)  (4,998)  (5,678)   (1,973)  (15,623)
  Basic and diluted net loss per
   share.........................   (0.67)   (1.11)   (1.26)    (0.44)    (3.47)
2000
  Revenue........................     416      463      277       367     1,523
  Gross profit...................     215      373      198       256     1,042
  Operating loss.................  (1,954)  (1,990)  (2,036)   (2,846)   (8,826)
  Net loss.......................  (1,892)  (1,947)  (2,066)   (3,051)   (8,956)
  Basic and diluted net loss per
   share.........................   (0.74)   (0.74)   (0.73)    (0.87)    (3.12)