Form 10-K/A
period 2001-12-31
SAFLINK CORP
filed 2002-04-30
CIK 847555

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________
                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
       (State or Other Jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                   Identification No.)

             11911 NE First Street, Suite B-304, Bellevue, WA 98005
              (Address of Principal Executive Offices): (Zip Code)

                                 (425) 278-1100
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                   ___________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last reported sale on the OTC Electronic Bulletin Board on April 15, 2002, was approximately $5,344,879 (1).

     There were 12,839,768 shares of the registrant's common stock outstanding as of April 15, 2002.

______________
(1) Excludes shares held of record on that date by directors, executive officers and greater than 10% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.

================================================================================

                                EXPLANATORY NOTE

     This Amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

     Part III of the registrant's Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth, for our current directors, including the nominees to be elected at the 2002 Annual Meeting of Stockholders, information with respect to their ages and background.

                                                                                 Director
Name                       Position With SAFLINK                       Age        Since
----                       ---------------------                       ---        ------
Glenn L. Argenbright       Director, Chief Executive Officer and        36         2001
                           President

Frank M. Devine            Director                                     59         1997

Steven M. Oyer             Director                                     46         2001

Robert M. Smibert          Director                                     38         2001

     Glenn L. Argenbright has served as a director of SAFLINK since February 2001. Mr. Argenbright was appointed Interim Chairman of the Board, President and Chief Executive Officer in June 2001, with such appointments being made permanent by our Board of Directors in December 2001. Mr. Argenbright served as the President and Chief Executive Officer of Jotter Technologies, a firm whose assets were purchased by us in 2000, since November 1999. From May 1998 to November 1999, Mr. Argenbright served as the President and Chairman of the board of Spotlight Interactive, Inc., a Web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today's Communications Inc., a provider and aggregator of Web content. From May 1998 to February 1999, Mr. Argenbright was a director and Executive Vice President of Intelligent Communications, Inc., a company providing high-speed Internet access over satellite. From April 1997 to April 1998, Mr. Argenbright was a director, President and Chief Executive Officer of Internet Extra Corporation, a Web hosting company which owned and operated certain Web properties. From September 1997 to February 1998, Mr. Argenbright served as President and director of Internet Extra Media Placement (which later changed its name to Mediaplex), an online advertising subsidiary of Internet Extra. From January 1995 to April 1997, Mr. Argenbright served as President of FTM Marketing, a Los Angeles based marketing and promotions agency. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, Cardzoo!, StarInsider, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

     Frank M. Devine has served as a director of SAFLINK since June 1997. Mr. Devine also serves as a business consultant for various entities. Mr. Devine founded Bachmann-Devine, Incorporated, a venture capital firm, and co-founded Shapiro, Devine & Craparo, Inc., a manufacturers' agency serving the retail industry. Mr. Devine also serves on the board of directors of these companies. Since December 1994, Mr. Devine has served as a member of the board of directors of Salton, Inc., a publicly owned company that markets and sells electrical appliances to the retail trade under various brand names. Mr. Devine received a BS from Iowa State University.

     Steven M. Oyer, has served as a Director of SAFLINK since December 2001. Mr. Oyer served as our Interim Chief Financial Officer from June 2001 until December 2001. Since November 2000, Mr. Oyer has been a principal and Chief Financial Officer of Spotlight Interactive, Inc., a Web-incubator and venture capital firm. Since January 2000, Mr. Oyer has also served as a director of Jotter Technologies. From October 1995 to November 2000, Mr. Oyer served as the Vice President Regional Director for Murray Johnstone International Ltd., a Scottish investment firm, where he was responsible for the sale and marketing of international investment management services and private equity in North America. Mr. Oyer serves on the board of several ventures, including Ajax Holdings and Bridge Partners, and for the past 5 years has been active in raising private equity capital.

     Robert M. Smibert has served as a director of SAFLINK since February 2001. Mr. Smibert served as our Chief Technology Officer from December 2000 until June 2001. Mr. Smibert, a co-founder of Jotter Technologies, served as the Chief Technology Officer of Jotter from December 1997 until we acquired that company's assets in 2000. Mr. Smibert also co-founded MindQuake Creations, a Web boutique company, and served as its Chief Technology Officer from February 1997 to October 1998. From July 1997 to October 1998, Mr. Smibert was the Information Technology Manager of RedCell Canada, a Canadian battery company. From June 1996 to July 1997, Mr. Smibert owned and served as President of Virgin Technologies, Inc., a software design, development and consulting company.

     Our executive officers are generally elected annually at the meeting of our Board of Directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of April 15, 2002:

Name                       Age         Officer                                    Position Since
----                       ---         -------                                    --------------
Glenn L. Argenbright.....  36          President and Chief Executive Officer/(1)/      2001

Ann M. Alexander.........  55          Chief Operating Officer and                     2001
                                       Corporate Secretary

Walter G. Hamilton.......  58          Vice President of Business Development          2000

Gregory C. Jensen........  34          Chief Technology Officer                        2000

Joshua M. Grantz.........  30          Vice President of Sales                         2001


(1) Mr. Argenbright was appointed Interim President and Chief Executive Officer in June 2001, with such appointment being made permanent by our Board of Directors in December 2001. Mr. Argenbright's appointment followed the June 5, 2001 resignation of our prior President and Chief Executive Officer, Mr. Anthony.

     The following sets forth the business experience, principal occupations and employment of each of our current executive officers who do not serve on the board (see above for such information with respect to Mr. Argenbright):

     Ann M. Alexander joined SAFLINK in October 2000 as Vice President of Operations and was appointed Corporate Secretary in June 2001 and then Chief Operating Officer in August 2001. Ms. Alexander was Director of Operations at vJungle.com from November 1999 to March 2000 and Director of Operations and Support at Continuex from October 1998 to June 1999. From May 1997 to September 1998, she was Regional Human Resource Manager with Starbucks Coffee Company and Project Manager in Customer Operations at AT&T Wireless Service from May 1996 to April 1997. Ms. Alexander is also a principal in TMR, Inc., a Washington corporation providing consulting on human resources and organizational change management. From August 1987 to May 1995, she was a Senior Manager of Customer Account Services at US West NewVector Group, Inc. Ms. Alexander received a MA in Organizational Design and Effectiveness from the Fielding Institute, Santa Barbara, California.

     Walter G. Hamilton joined SAFLINK in December 1995 as Director of Business Development. Mr. Hamilton served as Vice President of Sales and Marketing from August 1999 through August 2000. In September, 2000, Mr. Hamilton was appointed Vice President of Business Development. Prior to joining SAFLINK, Mr. Hamilton was employed by Unisys Corporation and its successor, Loral Corporation, for 34 years. He served as Director of Business Development for the worldwide postal automation business segment, after holding various sales management and product management related assignments with both domestic and international responsibilities. Mr. Hamilton received a BS in Business Administration from the University of Southern Mississippi.

     Gregory C. Jensen joined SAFLINK in August 1992 and has served as Chief Systems Engineer, Director of Technical Services, Vice President of Engineering, and is currently Chief Technology Officer. The board appointed him as a corporate officer of SAFLINK on March 20, 2000. Prior to joining SAFLINK, Mr. Jensen was a Member of the Technical Staff of TRW, Inc., involved in the research and development of image processing, signal processing, high volume data storage, and high bandwidth data communication technologies. Mr. Jensen received a BS in Electrical Engineering from California Institute of Technology.

     Joshua M. Grantz joined SAFLINK in October 2001 as Vice President of Sales. Since August 1999, Mr. Grantz had been President and Chief Executive Officer of Develos, Inc., a company that provides web-based and wireless supply chain management solutions. From May 1999 to January 2001, Mr. Grantz was also the General Manager of Grantz Interactive Solutions, an e-marketing firm. From July 1997 to February 1998 he was the Vice President of Sales and Online Marketing at Internet Extra Corporation. In August 1997, while at Internet Extra, Mr. Grantz founded Internet Extra Media Placement and changed its name to Mediaplex, Inc. and from February 1998 to July 1999 acted as their Senior Vice President of Sales and Media. From February 1997 to July 1997, he served as Senior Account Manager for WebConnect, Inc., an online media sales company. He has also served on the boards of directors of WebMunchies, Talulah G, Grantz Industries, and Develos. Mr. Grantz received two degrees in Journalism & Mass Media and in Communications from Rutgers College and the Rutgers University School of Communications, Information and Library Studies, New Brunswick, NJ.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that Forum Partners, L.P. filed one late report with respect to one transaction, and Freya Fanning & Co. filed one late report with respect to one transaction.

ITEM 11.     EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation of our chief executive officer, our three other most highly compensated executive officers, and a former chief executive officer, during the fiscal years ended December 31, 1999, 2000 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                                                       COMPENSATION
                                                                                      ---------------
                                               ANNUAL COMPENSATION                        AWARDS
                              ------------------------------------------------------  ---------------
                                                                                           SHARES
NAME AND PRINCIPAL                                                     OTHER ANNUAL      UNDERLYING      ALL OTHER
    POSITION                   YEAR         SALARY        BONUS        COMPENSATION        OPTIONS      COMPENSATION
-------------------           ------       --------      --------      -------------  ----------------  ------------
Glenn L. Argenbright/(1)/      2001        $ 58,846      $5,000/(2)/   $     __            44,287        $     __
  President and Chief          2000              __          __              __                __              __
  Executive Officer            1999              __          __              __                __              __

Ann M. Alexander               2001         145,000          __              __            38,572              __
  Chief Operating Officer      2000          27,885          __              __            14,286          11,400/(3)/
  and Secretary                1999              __          __              __                __              __

Walter G. Hamilton             2001         145,000          __              __            38,572              __
  Vice President of            2000         145,000          __              __             7,207          25,261/(4)/
  Business Development         1999         131,006          __              __            12,858              __

Gregory C. Jensen              2001         150,000          __              __            38,572              __
  Vice President of            2000         135,808          __              __             7,112         312,461/(5)/
  Engineering                  1999          87,289          __              __             6,429              __

Former Officer:

Jeffrey P. Anthony/(6)/        2001         124,810          __              __            78,096          81,715
  Former President and         2000         200,000          __              __                __              __
  Chief Executive Officer      1999         165,001          __              __            25,715              __

_____________________
(1) Mr. Argenbright was appointed Interim President and Chief Executive Officer in June 2001, with such appointment being made permanent by our Board of Directors in December 2001. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(2) Mr. Argenbright received this bonus pursuant to signing of his Employment Agreement. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

(3) Represents compensation for consulting services prior to October 2000 when Ms. Alexander was appointed as Vice President of Operations.

(4)  Represents reimbursement of relocation expenses paid to Mr. Hamilton.

(5) Represents proceeds in the amount of $302,525 received from the exercise and sale of stock options, and reimbursement of relocation expenses in the amount of $9,936.

(6) Mr. Anthony resigned as President and Chief Executive Officer effective June 5, 2001. He received a severance payment of $100,000, along with his $15,048 in accrued vacation. Of Mr. Anthony's severance payment, $33,333 is reported as "Salary" attributable to his original severance agreement, and $66,667 is reported as "All Other Compensation" attributable to modification of his original severance agreement at the time of termination. Mr. Anthony was also granted an option to purchase 78,096 shares of SAFLINK common stock for $1.89 per share on May 21, 2001. Such option became fully vested upon his termination of employment pursuant to a severance agreement between Mr. Anthony and SAFLINK.

STOCK OPTIONS GRANTED IN FISCAL 2001

     The following table provides the specified information concerning grants of options to purchase our Common Stock made during the fiscal year ended December 31, 2001, to the persons named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS
                                 ----------------------------------------------------------
                                                                                                    POTENTIAL REALIZED VALUE
                                                                                                     AT ASSUMED ANNUAL RATES
                                    NUMBER OF      % OF TOTAL                                           OF STOCK PRICE
                                     SHARES          OPTIONS       EXERCISE                         APPRECIATION FOR OPTION
                                   UNDERLYING       GRANTED TO       PRICE                                 TERM/(1)/
                                     OPTIONS       EMPLOYEES IN       PER       EXPIRATION      ------------------------------
         NAME                       GRANTED/(2)/    FISCAL YEAR     SHARE/(3)/      DATE               5%              10%
--------------------------       ---------------- -------------- -------------  -----------     ------------    --------------
Glenn L. Argenbright                 35,715             4.3%      $  1.68        6/29/11        $   97,736      $  155,628

                                      8,572/(4)/        1.0%         7.21        2/15/11           100,672         160,304

Ann M. Alexander                     38,572             4.7%         1.68        6/29/11           105,554         168,077

Walter G. Hamilton                   38,572             4.7%         1.68        6/29/11           105,554         168,077

Gregory C. Jensen                    38,572             4.7%         1.68        6/29/11           105,554         168,077

Former Officers:

Jeffrey P. Anthony                   78,096/(4)/        9.4%         1.89        5/21/02/(5)/      154,982         162,362

____________________
(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules, and therefore are not intended to forecast possible future appreciation, if any, in SAFLINK's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) Except as described in footnotes below, all options were granted pursuant to the 2000 Stock Incentive Plan. Options granted under the 2000 Stock Incentive Plan generally become vested on a monthly basis over a 36-month period , but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee's continuous employment with us. Under the 2000 Stock Incentive Plan, the Board retains discretion to modify the terms, including the prices, of outstanding options.

(3)  All options were granted at market value on the date of grant.

(4) Options granted pursuant to the 1992 Stock Incentive Plan. Options granted under the 1992 Stock Incentive Plan generally become exercisable in three equal installments beginning on the first anniversary of the date of grant, subject to the optionee's continuous employment with us. Under the 1992 Stock Incentive Plan, the Board retains discretion to modify the terms, including the prices, of outstanding options.

(5) Pursuant to the terms of Mr. Anthony's severance agreement, all of his vested but unexercised options will lapse on 5/21/02. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

OPTION EXERCISES AND FISCAL 2001 YEAR-END VALUES

The following table provides the specified information concerning exercises of options to purchase our Common Stock in the fiscal year ended December 31, 2001, and unexercised options held as of December 31, 2001, by the persons named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END VALUES

                                         NUMBER OF SHARES                  VALUE OF UNEXERCISED
                                  UNDERLYING UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT FISCAL
                                        AT FISCAL YEAR END                      YEAR END/(1)/
                                --------------------------------     --------------------------------

           NAME                 EXERCISABLE/(2)/   UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
---------------------------     ----------------   -------------     -------------    ---------------
Glenn L. Argenbright.......            __             35,715/(4)/       $ __             $ __

                                    2,857/(3)/         5,715              __               __

Ann M. Alexander...........         6,428             32,144              __               __
                                    4,762/(3)/         9,524              __               __

Walter G. Hamilton.........         6,428             32,144              __               __
                                   18,072/(3)/         9,090              __               __

Gregory C. Jensen..........         6,428             32,144              __               __
                                    9,040/(3)/         6,884              __               __

Former Officers:

Jeffrey P. Anthony.........       155,599/(3)/            __              __               __

_______________
(1) Based on a market value of $1.25, last reported sale of our common stock on the OTC Electronic Bulletin Board on December 31, 2001.

(2) Except as described in footnotes below, all options were granted pursuant to the 2000 Stock Incentive Plan. Options granted under the 2000 Stock Incentive Plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee's continuous employment with us. Under the 2000 Stock Incentive Plan, the Board retains discretion to modify the terms, including the prices, of outstanding options.

(3) Options granted pursuant to the 1992 Stock Incentive Plan. Options granted under the 1992 Stock Incentive Plan generally become exercisable in three equal installments beginning on the first anniversary of the date of grant, subject to the optionee's continuous employment with us. Under the 1992 Stock Incentive Plan, the Board retains discretion to modify the terms, including the prices, of outstanding options.

(4) Mr. Argenbright had not satisfied the 9-month employment requirement, pursuant to the 2000 Stock Incentive Plan prior to December 31, 2001, therefore 5,952 vested options, of the total grant of 35,715, were not yet exercisable.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In June 2001, we entered into an Employment Agreement with Mr. Argenbright, our President and Chief Executive Officer effective as of June 6, 2001. The agreement provides for the payment to Mr. Argenbright of an initial $100,000 minimum base annual salary, a $5,000 signing bonus, and a $100,000 bonus based on the achievement of certain objectives. Pursuant to the agreement, Mr. Argenbright was granted an option under the 2000 Stock Incentive Plan to purchase 35,715 shares of our common stock, vesting in equal increments on annual basis. In the event of a sale of the company, change of control, merger or termination of Mr. Argenbright's employment with us, his options will fully vest and become immediately exercisable. Under the agreement, Mr. Argenbright is also entitled to receive the equivalent of three months base salary if his employment with us is terminated for any reason other than cause or if the Board of Directors appoints someone else to the position of Chief Executive Officer. On February 11, 2002, the Board of Directors approved certain modifications to Mr. Argenbright's compensation under the agreement, which include: an increase in his base salary to $175,000, effective as of January 1, 2002; an option under the 2000 Stock Incentive Plan to purchase 217,665 shares of our common stock, at $1.07 per share; a salary advance of $20,000; and certain potential cash bonuses tied to Mr. Argenbright's ability to achieve targeted revenue objectives.

     Jeffrey P. Anthony resigned as our President and Chief Executive Officer effective June 5, 2001 and resigned as a director on June 8, 2001. Pursuant to his severance agreement, dated December 10, 1998, and amended on May 15, 2001, Mr. Anthony received $100,000 in severance payments as well as accrued vacation pay and the portable computer used by Mr. Anthony. Mr. Anthony terminated his employment within 90 days of an event that constituted "good reason" and, as a consequence, received full benefits under his severance agreement. Mr. Anthony would not have been eligible to receive severance benefits in the event his employment was terminated for cause. As part of his severance benefits, all of Mr. Anthony's outstanding options became fully vested on the date of termination and exercisable for a period of one year from his date of termination. In addition, Mr. Anthony also received as part of his severance benefits a fully-vested, immediately exercisable option to purchase 78,096 shares of our common stock, with such option remaining exercisable for a period of one year from his date of termination. Mr. Anthony entered into a consultancy agreement with us on June 5, 2001, whereby he agreed to provide up to 100 hours of consulting services to us for no more than 60 days, however he did not perform any consulting services under this arrangement.


COMPENSATION OF DIRECTORS

     Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committee meetings. Upon election to the Board of Directors, each new director receives an option to purchase 8,572 shares of our common stock at the fair market value on the date of grant. One-third of the initial grant becomes exercisable on the date of grant and an additional one-third on each of the first two anniversaries of the grant date, if such person is still serving as a director at such times. Mr. Smibert, who jointly with his spouse owns approximately 25% of the common stock of Jotter, declined the options granted to him. Mr. Devine was granted a fully vested option to purchase 11,429 shares of our common stock on May 21, 2001, as an incentive to continue as a member of the Board of Directors following completion of a financing and the subsequent management changes. Mr. Devine's option grant was made under our 2000 Stock Incentive Plan. In addition, on February 11, 2002, Mr. Devine was granted a fully vested option under the 2000 Stock Incentive Plan to purchase 65,412 shares of our common stock at $1.07 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 15, 2002, certain information with respect to the beneficial ownership of our Common Stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) each director and director-nominee, (iii) each executive officer named in the Summary Compensation Table below, and (iv) all of our directors and executive officers as a group.

                                       Number of Shares of        Number of Shares           Total Number of Shares     Percent of
                                          Common Stock               Underlying                   Beneficially            Common
   Name of Beneficial Owner/(1)/             Owned            Convertible Securities/(2)/          Owned/(3)/           Stock/(4)/
------------------------------------------------------------------------------------------------------------------------------------
SDS Merchant Fund, L.P./(5)/..........     1,264,800                 2,318,800                     3,583,600               23.6%
   One Sound Shore Drive
   Greenwich, CT 06830

RMS Limited Partnership/(6)/..........     2,561,634                    11,905                     2,573,539               20.3%
   50 West Liberty Street, Ste 650
   Reno, NV 89501

S.A.C. Capital Associates, LLC/(7)/...       857,144                 1,571,430                     2,428,574               16.9%
   777 Long Ridge Road

                                       Number of Shares of        Number of Shares           Total Number of Shares     Percent of
                                          Common Stock               Underlying                   Beneficially            Common
   Name of Beneficial Owner/(1)/             Owned            Convertible Securities/(2)/          Owned/(3)/           Stock/(4)/
------------------------------------------------------------------------------------------------------------------------------------
      Stamford, CT 06902

Palo Alto Investors, LLC/(8)/ .......      500,000                  1,928,575                     2,428,575               16.4%
      470 University Avenue
      Palo Alto, CA 94301

Freya Fanning & Co./(9)/ ............    1,146,858                    584,145                     1,731,003               12.9%
      400 Essex Street
      Beverly Farms, MA  01915

Forum Partners, LP/(10)/ ............    1,114,572                    563,314                     1,677,886               12.5%
      1601 Forum Place, Ste 905
      West Palm Beach, FL 33401

DMG Advisors LLC/(11)/ ..............    1,514,011                         __                     1,514,011               11.8%
      One Sound Shore Drive, Ste 202
      Greenwich, CT 06830

Micro Cap Partners, L.P./(12)/ ......      332,872                  1,215,730                     1,548,602               11.0%
      470 University Avenue
      Palo Alto, CA 94301

Jotter Technologies, Inc./(13)/ .....      800,660                         __                       800,660                6.2%
      9595 Harbour Bay Place
      Elk Grove, CA 95758

Ann M. Alexander ....................           __                     43,880                        43,880                *
Glenn L. Argenbright ................           __                     52,903                        52,903                *
Frank M. Devine .....................           __                     83,746                        83,746                *
Joshua M. Grantz ....................        1,600                         __                         1,600                *
Walter G. Hamilton ..................           __                     57,925                        57,925                *
Steven M. Oyer ......................           __                     12,858                        12,858                *
Robert M. Smibert ...................           __                         __                            __                *
Directors and executive officers ....        1,600                    251,312                       252,912                *
      as a group (7 persons)


-------------------------
* Less than 1%

  (1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

  (2) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.

  (3) Represents the aggregate number of shares beneficially owned by each stockholder.

  (4) Calculated on the basis of 12,839,768 shares of Common Stock outstanding as of April 15, 2002, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 15, 2002 are deemed to be outstanding for the purpose of calculating that stockholder's percentage beneficial ownership.

  (5) Based on a Schedule 13G filed by SDS Merchant Fund, L.P. with the SEC on April 5, 2002. Includes 2,318,800 shares issuable upon exercise of immediately exercisable warrants and conversion of preferred stock owned by SDS Merchant Fund. SDS Capital Partners, L.L.C. is the sole general partner of SDS Merchant Fund and has shared power to vote and dispositive power with respect to all of the shares reported. Steven Derby is the sole managing member of SDS Capital Partners and has shared power to vote and dispositive power with respect to all of the shares reported. SDS Management, LLC, an affiliate of SDS Merchant Fund, L.P., has acted as an adviser to S.A.C. Capital Associates, LLC. Each of SDS Merchant Fund, L.P. and S.A.C. Capital Associates, LLC disclaims beneficial ownership of the shares of our common stock owned by the other.

  (6) Based on a Schedule 13D/A filed by RMS Limited Partnership with the SEC on June 15, 2001. Includes 48,572 shares and 11,905 shares subject to options immediately exercisable or exercisable within 60 days after April 15, 2002, owned by Francis R. Santangelo. Mr. Santangelo's shares are subject to a voting agreement between RMS and Mr. Santangelo whereby Mr. Santangelo agrees to vote such shares as directed by RMS. Also includes 800,660 shares beneficially owned by Jotter Technologies which are subject to a voting agreement between RMS and Jotter Technologies whereby Jotter Technologies agrees to vote such shares as directed by RMS. RMS is a Nevada limited partnership controlled by Roy M Speer. Crystal Diamond, Inc. is a Nevada corporation controlled by Mr. Speer. RMS shares the power to vote and to dispose of the shares owned directly by RMS with Crystal Diamond and Mr. Speer. RMS has the power to direct the voting and has no power to dispose of the shares owned by Mr. Santangelo and Jotter Technologies.

  (7) Based on a Schedule 13G filed by S.A.C. Capital Advisors, LLC; S.A.C. Capital Management, LLC; and Steven A. Cohen with the SEC on January 22, 2002. The shares are held by S.A.C. Capital Associates, LLC, an Anguillan limited liability company. Pursuant to invest agreements, each of SAC Capital Advisors and SAC Capital Management share all investment and voting power with respect to the securities held by SAC Capital Associates. Mr. Cohen is the President and Chief Executive Officer of SAC Capital Advisors, the Managing Member of which is a corporation wholly owned by Mr. Cohen. Mr. Cohen is also the owner, directly and through a wholly-owned subsidiary, of all of the membership interests of SAC Capital Management. Mr. Cohen disclaims beneficial ownership of the securities held by SAC Capital Associates. SDS Management, LLC, an affiliate of SDS Merchant Fund, L.P., has acted as an adviser to S.A.C. Capital Associates, LLC. Each of SDS Merchant Fund, L.P. and S.A.C. Capital Associates, LLC disclaims beneficial ownership of the shares of our common stock owned by the other.

  (8) Based on a Schedule 13D filed by Palo Alto Investors, LLC with the SEC on February 14, 2002. Includes 332,872 shares and 1,215,730 shares issuable upon exercise of immediately exercisable warrants and conversion of preferred stock owned by Micro Cap Partners, L.P. Palo Alto Investors is an investment advisor registered with the SEC and is the general partner of and investment advisor to Micro Cap Partners and other investment limited partnerships. The sole manager of Palo Alto Investors, LLC is Palo Alto Investors corporation. William Leland Edwards is the President and controlling shareholder of Palo Alto Investors corporation and the principal member of Palo Alto Investors. Palo Alto Investors has shared power to vote and shared dispositive power with respect to all of the shares reported.

  (9) Includes 584,145 shares issuable upon exercise of immediately exercisable warrants owned by Freya Fanning & Company. Thomas B. Hallowell is the sole general partner of Freya Fanning & Company and shares the power to vote and dispositive power with respect to all of the shares reported. Mr. Hallowell disclaims beneficial ownership of all of the shares reported.

 (10) Includes 563,314 shares issuable upon exercise of immediately exercisable warrants owned by Forum Partners. Arnold Mullen is the sole general partner of Forum Partners and shares the power to vote and dispositive power with respect to all of the shares reported. Mr. Mullen disclaims beneficial ownership of all of the shares reported.

 (11) Based on a Schedule 13G filed by DMB Advisors LLC, DMG Legacy International Ltd., and DMG Legacy Institutional Fund LLC with the SEC on February 12, 2002. DMG Advisors is the managing member of each of the following, and has shared power to vote and shared dispositive power with respect to 832,348 shares held by DMB Legacy International, 585,376 shares held by DMG Legacy Institutional Fund and 96,287 shares held by DMG Legacy Fund LLC.

 (12) Based on a Schedule 13D filed by Micro Cap Partners, L.P. with the SEC on February 14, 2002. Includes 1,215,730 shares issuable upon exercise of immediately exercisable warrants and conversion of preferred stock owned by Micro Cap Partners, L.P. Palo Alto Investors is an investment advisor registered with the SEC and is the general partner of and investment advisor to Micro Cap Partners and other investment limited partnerships. The sole manager of Palo Alto Investors, LLC is Palo Alto Investors corporation. William Leland Edwards is the President and controlling shareholder of Palo Alto Investors corporation and the principal member of Palo Alto Investors. Palo Alto Investors has shared power to vote and shared dispositive power with respect to all of the shares reported.

 (13) Based on a Schedule 13D/A filed by Jotter Technologies, Inc. with the SEC on June 15, 2001. Jotter Technologies shares are subject to a voting agreement between RMS Limited Partnership and Jotter Technologies whereby Jotter Technologies agrees to vote such shares as directed by RMS. Jotter Technologies has sole power to dispose of its shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On November 13, 2000, Jeffrey P. Anthony, our former President and Chief Executive Officer and a former director, James W. Shepperd, our Chief Financial Officer and RMS Limited Partnership, a beneficial owner of more than 10% of our common stock, entered into loan agreements with us for an aggregate principal amount of $1,050,000. Both Messrs. Anthony and Shepperd agreed to loan $25,000 to us, and RMS agreed to loan $1,000,000 to us. Mr. Anthony advanced an additional $5,000 to us in April 2001. Under the terms of the bridge financing, each of these lenders could elect to participate in the financing by electing to receive Series E preferred stock and warrants in payment of their respective loans on the same terms and conditions offered to other purchasers in the financing. Messrs. Anthony and Shepperd and RMS did not elect to participate in the financing. Proceeds from the financing were used in part to repay the bridge loans. In addition, in connection with the financing, RMS agreed to extend its $1,000,000 bridge note and accrued interest for an additional twelve months and we agreed to apply 50% of any proceeds received from the exercise of Series A and Series B warrants issued in the financing towards principal and interest payments of the RMS note during the extension period.

     Glenn L. Argenbright, our Chief Executive Officer, President and Chairman of the Board, served as President and Chief Executive Officer of Jotter from December 1999 until June 2001. Steven M. Oyer, a director, is currently a director of Jotter. Robert Smibert, a director, jointly with his spouse owns approximately 25% of Jotter's common stock.

     Mr. Argenbright purchased 32 shares of Series E preferred stock and a Series A warrant to purchase 4,572 shares of our common stock in the financing for an aggregate purchase price of $6,400. Margaret Argenbright, Mr. Argenbright's mother, purchased 50 shares of our Series E preferred stock and a Series A warrant to purchase 7,143 shares of common stock in the financing for an aggregate purchase price of $10,000. Messrs. Argenbright and Oyer are both directors of Spotlight Interactive, Inc., which purchased 375 shares of our Series E preferred stock and a Series A warrant to purchase 53,572 shares of our common stock in the financing for an aggregate purchase price of $75,000. In addition, Ken Wilton, Chairman of the Board of Jotter, purchased 135 shares of our Series E preferred stock and a Series A warrant to purchase 19,286 shares of our common stock for an aggregate purchase price of $27,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SAFLINK CORPORATION

Date: April 30, 2002

                                                  By: /s/ Glenn L. Argenbright
                                                      --------------------------
                                                         Glenn L. Argenbright
                                                      President, Chief Executive
                                                         Officer and Director