Form 10-Q
period 2002-03-31
SAFLINK CORP
filed 2002-05-15
CIK 847555

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 0-20270

                               SAFLINK CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                            95-4346070
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

        11911 N.E. 1st Street, Suite B-304, Bellevue, Washington 98005
              (Address of principal executive offices and zip code)

                                 (425) 278-1100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     There were 12,965,198 shares of SAFLINK Corporation's common stock outstanding as of May 9, 2002.

                               SAFLINK Corporation

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2002

                                      INDEX

Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements (Unaudited)

         a.      Condensed Consolidated Balance Sheets
                 as of March 31, 2002 and December 31, 2001 ........................     1

         b.      Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2002 and 2001 ................     2

         c.      Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2002 and 2001 ................     3

         d.      Notes to Condensed Consolidated Financial Statements ..............     4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Result of Operations ................................    10

         Item 3. Quantitative and Qualitative Disclosures about Market Risk ........    16

Part II. Other Information

         Item 1. Legal Proceedings .................................................    17

         Item 2. Changes in Securities .............................................    17

         Item 6. Exhibits and Reports on Form 8-K ..................................    18

Signature ..........................................................................    19

================================================================================
                         PART I - FINANCIAL INFORMATION
================================================================================
ITEM 1.  FINANCIAL STATEMENTS

                               SAFLINK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                 ASSETS                        March 31,        December 31,
                                                                 2002               2001
                                                            --------------    ----------------
Current assets:
  Cash and cash equivalents                                    $  1,965          $     64
  Accounts receivable, net                                          117                43
  Inventory                                                          97                24
  Investments                                                        15                15
  Other prepaid expenses                                            158               109
                                                            --------------    ----------------
    Total current assets                                          2,352               255

Furniture and equipment, net                                        286               343
Intangible assets, net                                               15                27
                                                            --------------    ----------------
                                                               $  2,653          $    625
                                                            ==============    ================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                             $    928          $  1,224
  Accrued expenses                                                  945             1,030
  Notes payable                                                       -             1,435
  Deferred revenue                                                  156               193
                                                            --------------    ----------------
    Total current liabilities                                     2,029             3,882

Convertible long-term debt, net of discounts                          -             1,506

Warrants and common stock subject to registration                 5,024                 -

Stockholders' deficit
  Common stock                                                      122                46
  Deferred stock-based compensation                                 (36)              (44)
  Additional paid-in capital                                     76,234            69,530
  Accumulated deficit                                           (80,720)          (74,295)
                                                            --------------    ----------------
                                                               $  2,653          $    625
                                                            ==============    ================

See accompanying notes to condensed consolidated financial statements.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                      Three months ended March 31,
                                                                                        2002               2001
                                                                                     -----------       -----------
Revenue:
   Software                                                                           $      15         $      26
   Hardware                                                                                 121                 1
   Service and other                                                                         60               145
                                                                                     -----------       -----------
      Total revenue                                                                         196               172

Cost of revenue:
   Software                                                                                  17                13
   Hardware                                                                                  94                 1
   Service and other                                                                         27                60
   Amortization of intangibles                                                                -               318
                                                                                     -----------       -----------
      Total cost of revenue                                                                 138               392
                                                                                     -----------       -----------

          Gross profit                                                                       58              (220)

Operating expenses:
   Product development                                                                      402               984
   Sales and marketing                                                                      359               176
   Amortization of intangibles                                                                -               122
   General and administrative                                                               961             1,199
                                                                                     -----------       -----------
      Total operating expenses                                                            1,722             2,481
                                                                                     -----------       -----------

          Operating loss                                                                 (1,664)           (2,701)

Interest expense                                                                            (38)             (275)
Other income, net                                                                             8                 2
                                                                                     -----------       -----------
          Net loss                                                                       (1,694)           (2,974)

Preferred stock dividend                                                                 (4,731)                -
                                                                                     -----------       -----------

          Net loss attributable to common stockholders                                $  (6,425)        $  (2,974)
                                                                                     ===========       ===========


Basic and diluted loss per common share                                               $   (0.61)        $   (0.67)
                                                                                     ===========       ===========


Weighted average number of common shares outstanding                                     10,557             4,467
                                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                               SAFLINK CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Three months ended March 31,
                                                                                    2002                       2001
                                                                               ----------------          -----------------
Cash flows from operating activities:
Net loss                                                                           $(1,694)                   $(2,974)
Adjustments to reconcile net loss to net cash used in operating activities:
     Stock-based compensation                                                            8                         10
     Depreciation and amortization                                                      70                        544
     Amortization of deferred financing costs                                            -                         56
     Amortization of discount on note payable                                            -                         19
     Changes in assets and liabilities:
         Accounts receivable                                                           (74)                        44
         Inventory                                                                     (73)                       (26)
         Other prepaid expenses                                                        (49)                       118
         Other assets                                                                    -                         18
         Accounts payable                                                             (296)                     1,031
         Accrued liabilities                                                           (49)                      (105)
         Deferred revenue                                                              (37)                       (70)
                                                                               ----------------          -----------------
           Net cash used in operating activities                                    (2,194)                    (1,335)

Cash flows from investing activities:
Purchases of furniture and equipment                                                    (1)                       (46)
Increase in investments                                                                  -                        (20)
                                                                               ----------------          -----------------
           Net cash used in investing activities                                        (1)                       (66)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants                                      -                        389
Payments on notes payable                                                           (1,435)                         -
Proceeds from issuance of common stock and upon exercise of
     investor warrants, net of issuance costs                                        5,531                         19
Proceeds upon exercise of employee stock options                                         -                         11
                                                                               ----------------          -----------------
           Net cash provided by financing activities                                 4,096                        419
                                                                               ----------------          -----------------
                 Net increase (decrease) in cash and cash equivalents                1,901                       (982)
Cash and cash equivalents at beginning of period                                        64                      1,108
                                                                               ----------------          -----------------
Cash and cash equivalents at end of period                                         $ 1,965                    $   126
                                                                               ================          =================

Non-cash financing and investing activities:

           Preferred stock dividend                                                $ 4,731                    $     -
           Conversion of note payable to common stock                                1,506                          -
           Conversion of Series E preferred stock                                       14                          -

See accompanying notes to condensed consolidated financial statements.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements present interim financial information, are unaudited and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the "Company" or "SAFLINK"). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

     The Company's condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002.

     Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders' deficit for any period presented.

2.   Investments

     At March 31, 2002, investments consist of a $15,000 bank time certificate of deposit pledged to secure a corporate credit card. This investment is carried at cost.

3.   Stockholders' Deficit

     On January 8, 2002, the Company received funds totaling approximately $5.5 million, net of issuance costs, in connection with the issuance of common stock to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants to purchase common stock.

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

     Due to a restriction in the Series A and Series B warrants held by S.A.C. Capital Associates, LLC ("SAC") and SDS Merchant Fund, L.P. ("SDS") which precludes each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of our outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

per share that number of shares of common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, SAC and SDS will receive a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the Series A and Series B warrants.

     In the quarter ended March 31, 2002, the Company accounted for the value associated with the issuance of common stock in connection with the exercise of Series A and B warrants, the issuance of Series C warrants and the modifications made to the Series A and B warrants as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increases the net loss applicable to common stockholders. The value allocated to the inducement related to the shares, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended.

     The value allocated to the Series C warrants of $3.8 million was calculated using an option pricing model and is reflected outside of stockholders' deficit, along with $1.2 million related to the common stock issued directly to SAC and SDS due to the requirement that the underlying shares of the Series C warrants and common stock be registered, which is outside the control of the Company.

     The Series C warrants have a 5 year term and are initially exercisable at $2.25 per share, increasing to $3.50 per share six months following the effectiveness of a registration statement (as declared by the SEC) covering the shares of common stock underlying the Series C warrants and the shares of common stock issued to SAC and SDS. In connection with the transaction, the Company agreed to register for resale under the Securities Act the common stock underlying the Series C warrants and the common stock issued to SAC and SDS, as soon as practicable after the filing of the Annual Report on Form 10-K with the SEC.

     In connection with the exercise of the Series A and B warrants, the anti-dilution provisions of the Series E preferred stock were waived by the requisite majority of the holders of Series E preferred stock. The exercise price of the warrants held by those holders of Series E preferred stock that did not elect to purchase the shares underlying their warrants or otherwise grant a waiver of the anti-dilution provisions will be adjusted in accordance with the anti-dilution provisions applicable to such warrants. In connection with the issuance of common stock to SAC and SDS, the Company received a waiver of the anti-dilution provisions of the Series E preferred stock and Series A and B warrants not exercised.

     On January 15, 2002, we issued 238,588 shares to Jotter Technologies Inc. pursuant to our recent agreement to issue these shares in exchange for cancellation of the convertible long-term note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, for which we received stockholder approval. The shares were placed in escrow on behalf of Jotter to be released in monthly distributions after Jotter satisfies certain Canadian tax obligations related to the asset purchase.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     During the three months ended March 31, 2002, the Company issued approximately 3.4 million options to purchase common stock to employees under the 2000 Stock Incentive Plan. As of March 31, 2002, approximately 1.5 million shares of common stock are reserved for future grants under the plan.

4.   Notes Payable

     At December 31, 2001, the Company carried a total balance in notes payable of $1.4 million, which included a $1 million dollar note to RMS Limited Partnership, a major shareholder of the Company, a note for $135,000 to a vendor, and bridge financing notes totaling $300,000 originated in December of 2001. All of these notes, related accrued interest, and early termination fees of approximately $28,000, were paid off. Thus, there is no balance in notes payable as of March 31, 2002.

5.   Concentration of Credit Risk and Significant Customers

     Three customers accounted for approximately 31%, 28% and 27% of the Company's revenues and three customers accounted for 48%, 16%, and 15%, respectively, of accounts receivable for the quarter ended March 31, 2002. Two customers accounted for approximately 56% and 31% of the Company's revenues for the quarter ended March 31, 2001.

6.   Comprehensive Loss

     For the quarter ended March 31, 2002, total comprehensive loss was $1,694,000 which equaled the net loss for the quarter. For the quarter ended March 31, 2001, total comprehensive loss was $2,974,000, which equaled the net loss for that quarter.

7.   Net Loss Per Share

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share", the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 10.8 million and 629,000 common shares at March 31, 2002 and 2001, respectively, and preferred stock convertible into approximately 4.3 million common shares at March 31, 2002.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Segment Information

     Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. Under this definition, the Company operated, for all periods presented, as a single segment.

9.   Legal Proceedings

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

     On January 28, 2002, a jury rendered a verdict against us in the case brought by IIG. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On February 15, 2002, we filed a motion for a new trial on the punitive damages award and a motion for a judgment notwithstanding the verdict. We also filed motions to stay entry and/or enforcement of a judgment pending the outcome of the hearing on these motions.

     On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff has consented. Accordingly, judgment has been entered in the amount of $450,000 subject to the parties' rights to appeal and the parties' claims in post-trial proceedings to fees, costs and interest. The plaintiff has filed a motion for attorneys' fees and costs in the total amount of approximately $190,000 which the Company intends to vigorously oppose. The Company accrued $450,000 related to this litigation as a charge to general and administrative expenses in 2001. Payment of a judgment in the amount of $450,000 could have a material adverse effect on the Company's financial condition.

10.  Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 has not had a significant impact on our financial statements.

                               SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In July 2001, FASB issued Statement of Financial Accounting Standards SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on our financial statements because of the insignificant value of our intangible assets as of that date.

     In August 2001, FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

     In October 2001, FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, "Reporting the Results of Operations--Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. The provision is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial statements.

11.  Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

     The Company incurred net losses of $14.1 million, $9.0 million and $3.9 million and used cash of $7.2 million, $7.1 million and $3.6 million in operating activities in 2001, 2000 and 1999, respectively. The Company incurred an additional net loss of $1.7 million and used cash of $2.2 million in operating activities for the quarter ended March 31, 2002. At March 31, 2002, the Company had net working capital of $323,000 and an accumulated deficit of $80.7 million. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                              SAFLINK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         While the Company raised approximately $5.5 million, net of issuance costs, of additional working capital in January 2002 through the exercise of warrants connected to the Series E preferred stock placement discussed in Note 3, the Company will require significant additional funds to continue its operations beyond the middle of 2002. Alternatives the Company is reviewing to obtain such additional financing include, but are not limited to, the sale and issuance of additional stock, issuance of debt, the sale of certain assets and entering into an additional strategic relationship or relationships to either obtain the needed funding or to create what the Company believes would be a better opportunity to obtain such funds. The failure to obtain such additional funds could cause the Company to curtail or cease operations.

         There can be no assurance that the Company will be able to sell additional securities, achieve profitability, generate cash from operations or obtain additional financing when required. The accompanying financial statements have been prepared on the basis that the Company will be able to meet its obligations as they become due and continue as a going concern.

12.      Subsequent Events

         In April 2002, 4,275 shares of our Series E preferred stock were converted into 610,715 shares of our common stock.

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002.

                  This quarterly report on Form 10-Q contains statements and information about management's view of the Company's future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor pro visions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to obtain the substantial financing we will need for our operations, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operation and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described below under the caption "Additional Factors that May Affect Our Business, Future Operating Results and Financial Condition," and the sections of our annual report on Form 10-K for the year ended December 31, 2001, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors That May Affect Future Results." We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

         As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," "the Company," and "SAFLINK" refer to SAFLINK Corporation, a Delaware corporation, and its subsidiaries.

Overview

         We provide cost-effective software that may be combined with a variety of biometric hardware products to verify the identity of a user accessing a computer and related network resources. Our products may be used to protect business and personal information and to replace passwords and

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         Our software products are designed for large-scale and complex computer networks and allow computer users to be identified using a choice of biometric technologies. Our products comply with a published industry standard that allows the use of multiple biometric technologies. In December 1997, we introduced and demonstrated the first example of this industry standard called the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by us under contract with the United States Department of Defense and was subsequently released into the public domain. We are also a leading contributor to a new standard that is intended to replace HA-API called BioAPI. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 85 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification, and we intend to make our products compliant with these standards as they continue to evolve.

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

Critical Accounting Policies and Estimates

         Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements:

        . Revenue Recognition. We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         We recognize revenue in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

         Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements are recognized upon customer acceptance. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware. Such revenues are recognized upon delivery of the hardware.

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

         Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

       . Litigation. We are subject to proceedings, lawsuits and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The required accruals may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Results of Operations

         We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


         We incurred a net loss attributable to common stockholders of approximately $6.4 million for the quarter ended March 31, 2002, as compared to a net loss of approximately $3.0 million for the quarter ended March 31, 2001. The net loss attributable to common stockholders for the three months ended March 31, 2002 included an in-substance dividend, of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of Series C warrants during the quarter.

         The following discussion presents certain changes in our revenue and operating expenses which have occurred in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

         Revenue and Cost of Revenue

         Revenue of approximately $196,000 for the three months ended March 31, 2002 increased approximately $24,000, or 14%, from revenue of approximately $172,000 for the three months ended March 31, 2001.

         Cost of revenue decreased significantly to approximately $138,000 for the three months ended March 31, 2002 from approximately $392,000 for the three months ended March 31, 2001. The decrease was primarily attributable to the cessation of the amortization of intangibles. During the three months ended March 31, 2001, the Company recorded approximately $318,000 to cost of revenue for amortization of intangibles acquired in the acquisition of Jotter Technologies, Inc. There were no comparable costs during the three months ended March 31, 2002, due to the write-down of Jotter intangibles in the second half of fiscal 2001.

         Our gross margins for the three months ended March 31, 2002 and 2001 were approximately 30% and (128%), respectively. The changes from 2001 to 2002 were primarily due to discontinued amortization of Jotter intangibles, offset by a change in product mix. Hardware sales, which have higher costs, significantly increased during the three months ended March 31, 2002.

         Operating Expenses

         Total operating expenses for the three months ended March 31, 2002 decreased approximately $759,000, or 31%, to approximately $1.7 million from approximately $2.5 million for the comparable period in 2001. This decrease was primarily due to decreases in personnel costs ($282,000), professional services ($109,000), communication costs ($74,000) and the cessation of amortization of Jotter intangibles ($122,000). The reduced operating expenses reflect the corporate restructuring activities effected in June of 2001. The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2002, as compared to the comparable period in 2001:

                                         Changes in Operating
                                              Expenses
                                    (000's)              Percent

                                  -----------           ----------
Product development                $  (582)                (59)
Sales and marketing                    183                 104
Amortization of intangible assets     (122)                  *
General and administrative            (238)                (20)
                                  -------------         ----------
                                   $  (759)                (31)
                                  =============         ==========
*  Not meaningful

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     Product Development - Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased significantly, in the first quarter of 2002 as compared to the first quarter of 2001, as a result of the reduction in headcount of 13 staff members in June of 2001 and the termination of contract labor. We expect to continue to incur product development expenses at a relatively constant rate as we continue to release new products and enhancements for the enterprise network market.

     Sales and Marketing - Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially, in the first quarter of 2002 as compared to the first quarter of 2001, as a result of increased headcount and sales and marketing activities, such as trade shows and sales conferences, during the three months ended March 31, 2002. This increased activity reflects new sales initiatives carried out by new sales management, added in the fourth quarter of 2001. Additionally, the Company was very low on funds during the three months ended March 31, 2001, and therefore maintained tight control over discretionary expenses, such as trade shows and conferences, during that period. We anticipate that sales and marketing expenses will remain relatively constant in the near term, while the Company pursues additional funding, but increase in the longer term as we continue to focus on creating demand for our products.

     General and Administrative - General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased, in the first quarter of 2002 as compared to the first quarter of 2001, primarily due to reduced personnel and rent expenses, reflecting the corporate restructuring activities in June of 2001. We anticipate that general and administrative expenses will continue to be the largest component of operating expenses for the foreseeable future as we continue to incur significant professional service expenses associated with our ongoing SEC filings and reliance on outside personnel for certain key financial positions.

Liquidity and Capital Resources

     Cash and working capital (deficit) as of March 31, 2002 were approximately $2 million and $323,000, respectively, compared to approximately $64,000 and $(3.6 million), respectively, as of December 31, 2001. The increase in the Company's cash and working capital as of March 31, 2002 compared to December 31, 2001 was primarily due to the proceeds of approximately $5.5 million, net of issuance costs, from the issuance of common stock and Series C warrants to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants to purchase common stock. This increase was offset by the repayment of notes payable of approximately $1.4 million, and cash used in operations of approximately $2.2 million.

                              SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     If we cannot raise additional financing prior to July 31, 2002 on acceptable terms, or at all, we would experience severe financial and operating difficulties, including the probable discontinuance of operations. If we discontinue operations our company will likely liquidate and our stock will become worthless. In order to raise additional working capital, we may need to issue additional shares of common stock or securities that are convertible into common stock. Additional financing may be unavailable to us or only available on terms unacceptable to us.

                               SAFLINK CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

     We have certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If, in the remainder of fiscal 2002, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

     On January 28, 2002, after a nine-day trial in California Superior Court for the County of Los Angeles, a jury rendered a verdict against us in the case for $150,000 in compensatory damages and $1.5 million in punitive damages. On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff has consented. Accordingly, we have been informed that judgment will be entered in the amount of $450,000 subject to the parties' rights to appeal and the parties' claims in post-trial proceedings to fees, costs and interest. The plaintiff has filed a motion for attorneys' fees and costs in the total amount of approximately $190,000 which we intend to vigorously oppose. Payment of a judgment in the amount of $450,000 could have a material adverse effect on our results of operations and financial condition.

Item 2.  Changes in Securities.

     In January 2002, we issued an aggregate of 4,811,233 shares of our common stock to certain holders of our Series E Preferred stock upon the exercise of outstanding Series A and Series B warrants. The aggregate consideration received in connection with the exercise of such warrants was $4,811,233. In connection with the exercise of the Series A and Series B warrants, we issued Series C warrants to purchase up to an aggregate of 4,811,233 shares of our common stock to those holders of our Series E Preferred stock who exercised Series A or Series B warrants. The initial exercise price of the Series C warrants is $2.25 per share, increasing to $3.50 per share six months following the effectiveness of a registration statement covering the shares of common stock underlying such warrants. No consideration was received in connection with the issuance of the Series C warrants. On March 7, 2002, we issued 17,858 shares of our common stock, and a Series C warrant to an accredited investor upon the exercise of a Series A warrant, pursuant to a notice given to us on January 7, 2002. The consideration received in connection with the exercise of such warrant was $17,858. The issuances were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

     During the quarter ended March 31, 2002, we issued an aggregate of 1,401,869 shares of our common stock to certain holders of our Series E Preferred stock upon the conversion of shares of our Series E Preferred stock. No consideration was received in connection with the issuance of such shares. The issuances of the shares of our common stock upon exchange of our Series E

Preferred stock were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

     On January 10, 2002, we sold 395,788 shares of our common stock to S.A.C. Capital Associates, LLC for aggregate consideration of $395,788. On January 11, 2002, we sold 803,444 shares of our common stock to SDS Merchant Fund, L.P. for aggregate consideration of $803,444. The sales were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each purchaser was a sophisticated investor with access to all relevant information.

     On January 17, 2002, we issued 238,588 shares of our common stock to Jotter Technologies, Inc. in exchange for the cancellation of a promissory note made to Jotter in the amount of $1,506,000, which included both principal and interest, offset by a debt discount. The issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, was made without general solicitation or advertising, and the purchaser was a sophisticated investor with access to all relevant information.

     On February 25, 2002, we issued 36,429 shares of our common stock to H.C. Wainwright as compensation for placement agent services in connection with the Special Warrant Offering in January 2002, as well as certain placement agent services provided in April 2001. The issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, was made without general solicitation or advertising, and the purchaser was a sophisticated investor with access to all relevant information.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          On January 23, 2002, we filed a report on Form 8-K regarding the Special Warrant Offering to our Series E Preferred stockholders.

          On February 4, 2002, we filed a report on Form 8-K regarding a jury verdict in the case brought against us by International Interest Group, Inc.

          On February 22, 2002, we filed a report on Form 8-K regarding a motion filed by us in the case brought by International Interest Group, Inc. as well as an update on the results of the Special Warrant Offering to our Series E Preferred stockholders.

          On April 10, 2002, we filed a report on Form 8-K regarding reporting judgment in the case brought against us by International Interest Group, Inc.

          On May 7, 2002, we furnished, but did not file, on a report on Form 8-K information to be distributed or discussed at an investors' conference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SAFLINK CORPORATION


DATE:  May 15, 2002                   BY: /s/ Jon C. Engman
                                          -----------------------------
                                          Jon C. Engman
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)