Form 10-Q
period 2002-06-30
SAFLINK CORP
filed 2002-08-14
CIK 847555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

COMMISSION FILE NUMBER 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4346070 (I.R.S. Employer Identification No.)

11911 N.E. 1st Street, Suite B-304, Bellevue, Washington 98005
(Address of principal executive offices and zip code)

(425) 278-1100
(Registrant’s telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

            There were 17,735,377 shares of SAFLINK Corporation’s common stock outstanding as of August 12, 2002.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended June 30, 2002

SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SAFLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$5,764	$64
Accounts receivable, net	315	43
Other receivable	713	—
Inventory	70	24
Prepaid expenses and other	541	124

Total current assets	7,403	255
Furniture and equipment, net	261	343
Intangible assets, net	10	27

	$7,674	$625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,123	$1,224
Accrued expenses	1,198	1,030
Notes payable	—	1,435
Deferred revenue	150	193

Total current liabilities	2,471	3,882

Convertible long-term debt, net of discounts	—	1,506

Common stock to be issued	109	—

Stockholders’ equity (deficit)
Common stock	173	46
Deferred stock-based compensation	(29)	(44)
Additional paid-in capital	87,291	69,530
Accumulated deficit	(82,341)	(74,295)

	$7,674	$625

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenue:
Software	$26	$10	$41	$37
Hardware	95	28	216	29
Service and other	243	83	303	228

Total revenue	364	121	560	294

Cost of revenue:
Software	88	13	105	25
Hardware	80	27	174	28
Service and other	96	60	123	120
Amortization of intangible assets	—	318	—	636

Total cost of revenue	264	418	402	809

Gross profit (loss)	100	(297)	158	(515)

Operating expenses:
Product development	406	781	808	1,765
Amortization of intangible assets	—	122	—	244
Sales and marketing	369	213	728	388
Restructuring and relocation	—	873	—	873
General and administrative	942	1,208	1,903	2,410

Total operating expenses	1,717	3,197	3,439	5,680

Operating loss	(1,617)	(3,494)	(3,281)	(6,195)

Interest expense	—	(395)	(38)	(669)
Other income (expense), net	(4)	16	4	17

Loss from operations before extraordinary item	(1,621)	(3,873)	(3,315)	(6,847)

Extraordinary item—gain from debt restructuring	—	360	—	360

Net loss	(1,621)	(3,513)	(3,315)	(6,487)

Preferred stock dividend	—	(1,485)	(4,731)	(1,485)

Net loss attributable to common stockholders	$(1,621)	$(4,998)	$(8,046)	$(7,972)

Basic and diluted loss per common share:
Loss from operations before extraordinary item	$(.12)	$(.86)	$(.28)	$(1.53)
Extraordinary item—gain from debt restructuring	—	.08	—	.08

Net loss	$(.12)	$(.78)	$(.28)	$(1.45)

Preferred stock dividend	—	(.33)	(.40)	(.33)
Net loss attributable to common stockholders	$(.12)	$(1.11)	$(.68)	$(1.78)

Weighted average number of common shares outstanding	13,035,518	4,499,895	11,835,949	4,483,428

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,315)	$(6,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	59	47
Depreciation and amortization	127	1,089
Amortization of deferred financing costs	—	339
Beneficial conversion of bridge notes	—	232
Amortization of discount on note payable	—	21
Loss on disposal of fixed assets	—	387
Changes in assets and liabilities:
Accounts receivable	(272)	89
Inventory	(46)	1
Prepaid expenses and other	(174)	158
Accounts payable	(101)	(395)
Accrued liabilities	205	(188)
Deferred revenue	(43)	(135)

Net cash used in operating activities	(3,560)	(4,842)

Cash flows from investing activities:
Purchases of furniture and equipment	(29)	(59)
Decrease in investments	—	81

Net cash provided by (used in) investing activities	(29)	22

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	—	854
Payments on notes payable	(1,435)	—
Proceeds from issuance of common stock upon exercise of employee stock options	—	13
Proceeds from issuance of common stock and upon exercise of investor warrants, net of issuance costs	10,724	143
Proceeds from issuance of Series E Convertible Preferred Stock	—	5,207
Repayment of bridge notes	—	(190)

Net cash provided by financing activities	9,289	6,027

Net increase in cash and cash equivalents	5,700	1,207
Cash and cash equivalents at beginning of period	64	1,108

Cash and cash equivalents at end of period	$5,764	$2,315

Non-cash financing and investing activities:
Preferred stock dividend	$4,731	$1,485
Conversion of note payable to common stock	1,506	—
Conversion of Series E preferred stock	21	—
Issuance of common stock and warrants for services	243	—

       See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

            The accompanying condensed consolidated financial statements present interim financial information, are unaudited and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the “Company” or “SAFLINK”). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

            The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year and should be read in conjunction with its consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2002.

            Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity for any period presented.

2.     Stockholders’ Equity (Deficit)

            On January 8, 2002, the Company received funds totaling approximately $5.5 million, net of issuance costs, in connection with the issuance of common stock to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants to purchase common stock.

            Holders of the Company's Series A and Series B warrants exercised warrants to purchase approximately 4,835,000 shares of our common stock at a price of $1.00 per share. The exercise price of the warrants was reduced from $1.75 to $1.00, subject to receipt by the Company of the payment in full of such warrant holders’ exercise price by the close of business on January 8, 2002. In connection with the exercise, each exercising warrant holder received a Series C warrant to purchase that number of shares of our common stock issued to such holder upon the exercise of the original Series A and Series B warrants.

            Due to a restriction in the Series A and Series B warrants held by S.A.C. Capital Associates, LLC (“SAC”) and SDS Merchant Fund, L.P. (“SDS”) which precludes each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of our outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SDS agreed to purchase at $1.00 per share that number of shares of common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, each of SAC and SDS received a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

            In the quarter ended March 31, 2002, the Company accounted for the value associated with the issuance of common stock in connection with the exercise of Series A and B warrants, the issuance of Series C warrants, and the modifications made to the Series A and B warrants, as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increases the net loss applicable to common stockholders. The value allocated to the inducement related to the shares, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended.

            The value allocated to the Series C warrants of $3.8 million was calculated using an option pricing model and was reflected outside of stockholders’deficit at March 31, 2002 along with $1.2 million related to the common shares issued directly to SAC and SDS, due to the requirement that the underlying shares of the Series C warrants and common stock be registered, which was outside the control of the Company. In June of 2002, the Company entered into registration rights agreements with the Series C warrant holders and SAC and SDS, which placed the obligation to register the Series C warrants and common stock within the control of the Company. Accordingly, the value of the warrants subject to registration was transferred to stockholders’ equity (deficit) during the quarter ended June 30, 2002.

            The Series C warrants have a 5 year term and are initially exercisable at $2.25 per share, increasing to $3.50 per share six months following the effectiveness of a registration statement (as declared by the SEC) covering the shares of common stock underlying the Series C warrants and the shares of common stock issued to SAC and SDS. In connection with the transaction, the Company agreed to use its best efforts to register for resale under the Securities Act the common stock underlying the Series C warrants and the common stock to be issued to SAC and SDS, as soon as practicable after the filing of the Annual Report on Form 10-K with the SEC.

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

            On January 15, 2002, we issued 238,588 shares to Jotter Technologies Inc. pursuant to an agreement to issue these shares in exchange for cancellation of the convertible long-term note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000. The shares were placed in

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

escrow on behalf of Jotter subject to certain Canadian tax obligations related to the asset purchase.

            On June 28, 2002, we raised approximately $6.6 million in gross proceeds, of which $713,000 was collected in July 2002, through a private placement of common stock. A total of 4,413,334 shares of our common stock were sold to a group of institutional and accredited investors led by a significant existing investor at a price of $1.50 per share. The investors were granted a right of first refusal to purchase their pro rata portion of the securities issued by us to third parties from the date of closing through June 28, 2003, at the price at which we propose to offer such securities to such third parties. The investors were also issued 5-year warrants to purchase an aggregate of 2,206,668 shares of our common stock initially exercisable at $2.25 per share. The warrant exercise price increases to $3.50 per share six months after the effective date of the registration statement covering the shares of our common stock issuable upon exercise of the warrants. We also issued warrants to purchase an aggregate of 441,333 shares of our common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of our common stock exercisable at $2.25 per share to placement agents in connection with the financing. The exercise price of the warrants initially exercisable at $2.25 increases to $3.50 six months following the effective date of the registration statement covering the shares. The value of the placement agent warrants of approximately $984,000 has been included in issuance costs. Additional issuance costs totaled $714,000. Proceeds net of issuance costs were $4.9 million, of which $4.2 million and $735,000 was allocated to the common stock and warrants issued, respectively.

            As of June 30, 2002, the Company recorded a short-term receivable of $713,000 in other receivables for funds not yet transferred to the Company in connection with this financing. These funds were received in July 2002.

            During the six months ended June 30, 2002, the Company issued zero options pursuant to the 2000 Stock Incentive Plan and 4,131,757 options outside of the plan, which are subject to the plan provisions. As of June 30, 2002, approximately 1,519,613 shares of common stock are reserved for future grants under the plan.

          During the three months ended June 30, 2002, we entered into agreements with both ViewTrade Securities, Inc. and Vfinance Investments, Inc. for them to provide us with various financial and advisory services. In exchange for these services, we agreed to sell 50,000 shares of our common stock at a price of $ 0.0001 per share, issue up to 25,0000 shares of common stock and issue warrants to purchase up to 100,000 shares of our common stock at $3.00 per share. As of June 30, 2002, we had not issued the common stock under these agreements.

3.     Notes Payable

            At December 31, 2001, the Company carried a total balance in notes payable of $1.4 million, which included a $1 million dollar note to RMS Limited Partnership, a major shareholder of the Company, a note for $135,000 to a vendor, and bridge financing notes totaling $300,000 originated in December of 2001. All of these notes, related accrued interest, and early termination fees of approximately $28,000, were paid off in the first quarter of 2002.

4.     Concentration of Credit Risk and Significant Customers

            Two customers accounted for 41% and 18% of the Company’s revenues for the six months ended June 30, 2002, while one customer accounted for 63% of the Company’s revenues and 73% of accounts receivable for the quarter ended June 30, 2002. Two customers accounted for approximately 38% and 37% of the Company’s revenues for the six months ended June 30, 2001, while two customers accounted for approximately 45% and 12% of the Company’s revenues for the quarter ended June 30, 2001.

5.     Comprehensive Loss

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

            For the three and six months ended June 30, 2002, total comprehensive loss was $1.6 million and $3.3 million, respectively, which equaled the net loss for the respective periods. For the three and six months ended June 30, 2001, total comprehensive loss was $3.5 million and $6.5 million, which also equaled the net loss for those respective periods.

6.     Net Loss Per Share

            In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss available to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss available to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 14.9 million and 7.4 million common shares at June 30, 2002 and 2001, respectively, and preferred stock convertible into approximately 3.5 million and 6.0 million common shares at June 30, 2002 and 2001, respectively.

7.     Segment Information

            Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.     Legal Proceedings

            On June 16, 1999, International Interest Group, Inc. (“IIG”) filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG.

            After the Superior Court dismissed certain IIG causes of action, the California Court of Appeals reinstated IIG’s fraud cause of action in August 2000. The case was then sent back to the Superior Court for adjudication of IIG’s breach of contract and fraud causes of action.

            On January 28, 2002, a jury rendered a verdict against us in the case brought by IIG, although a final order of the Court had not yet been entered. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On February 15, 2002, we filed a motion for a new trial on the punitive damages award and a motion for a judgment notwithstanding the verdict. We also filed

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

motions to stay entry and/or enforcement of a judgment pending the outcome of the hearing on these motions.

            On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff consented. Accordingly, judgment was entered in the amount of $450,000 subject to the parties’ rights to appeal. On May 23, 2002, the Court awarded attorneys fees and costs to the plaintiff in the amount of $108,164. Subsequently, on August 2, 2002, the Company settled with the plaintiff for all claims against it on this matter by paying a total sum of $540,000.

            The Company accrued $450,000 related to this litigation as a charge to general and administrative expenses in 2001 and has recorded the remaining $90,000 charge to general and administrative expenses in the quarter ended June 30, 2002.

9.     Recently Issued Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 has not had a significant impact on our financial statements.

            In July 2001, FASB issued Statement of Financial Accounting Standards SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal year beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have a material effect on our financial statements because of the insignificant value of our intangible assets as of that date.

            In August 2001, FASB issued SFAS No.143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provision of SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our results of operations or financial position.

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

            In October 2001, FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of.” SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No.30, “Reporting the Results of Operations—Reporting the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of business. The provision is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial statements.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendment of SFAS No. 13 did not have an impact on the Company’s consolidated financial statements. The Company is currently reviewing the provisions of SFAS No. 145 as it relates to the rescission of SFAS No. 4 to determine the effect on the Company’s consolidated financial statements upon adoption.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. We will be required to adopt this statement no later than January 1, 2003. The provisions of this statement will be applied prospectively. We are currently assessing the impact of this statement on our results of operations, financial position and cash flows.

10.     Going Concern

            The condensed consolidated financial statements have been prepared assuming that the Company will be able to meet its obligations as they become due and continue as a going concern.

            The Company incurred net losses of $14.1 million, $9.0 million and $3.9 million and used cash of $7.2 million, $7.1 million and $3.6 million in operating activities in 2001, 2000 and 1999, respectively. The Company incurred an additional net loss of $3.3 million and used cash of $3.6 million in operating activities for the six months ended June 30, 2002. At June 30, 2002, the Company had net working capital of $4.9 million and an accumulated deficit of $82.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

            While the Company raised approximately $5.9 million in net proceeds in June 2002 through a private placement of equity, the Company may require additional funds to continue its operations beyond mid-year of 2003. The inability to obtain such additional funds could cause the Company to curtail or cease operations.

            There can be no assurance that the Company will be able to sell additional securities, achieve profitability, generate cash from operations or obtain additional financing when required.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             This discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002.

                         This quarterly report on Form 10-Q contains statements and information about management’s view of the Company’s future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor pro visions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to obtain the substantial financing we will need for our operations, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in re search and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operation and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of our annual report on Form 10-K for the year ended December 31, 2001, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

             The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our Form 10-K for the year ended December 31, 2001.

             As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “SAFLINK” refer to SAFLINK Corporation, a Delaware corporation, and its subsidiaries.

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

Critical Accounting Policies and Estimates

            Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or con ditions.

            We believe the following critical accounting policy affects the more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Revenue Recognition.   We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

            We recognize revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

            Service and other revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is less than twelve months. Consulting revenues are primarily related to technology, programming and training services performed on a time-and-materials basis under separate service arrangements. Fees from consulting are recognized as services are performed.

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

            We incurred net losses attributable to common stockholders of approximately $1.6 million and $8.0 million for the three and six months ended June 30, 2002, respectively. This compared to net losses attributable to common stockholders of $ 5.0 million and $8.0 million for the three and six months ended June 30, 2001, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2002 included an in-substance dividend, of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of Series C warrants during the quarter. The net loss attributable to common stockholders for the six months ended June 30, 2001 included an in-substance dividend in the amount of approximately $1.5 million.

            The following discussion presents certain changes in our revenue and operating expenses which have occurred during the three and six months ended June 30, 2002, respectively, as compared to the three and six months ended June 30, 2001, respectively.

Revenue and Cost of Revenue

            Revenue of approximately $364,000 for the three months ended June 30, 2002 increased approximately $243,000, or 201%, from revenue of approximately $121,000 for the three months ended June 30, 2001. The majority of this increase was attributable to an increase in professional service arrangements. Revenue of approximately $560,000 for the six months ended June 30, 2002 increased approximately $266,000, or 90%, from revenue of approximately $ 294,000 for the six months ended June 30, 2001. The increase for this period was attributable to increased hardware sales in the first quarter of 2002 and an increase in professional service arrangements in the second quarter of 2002.

            Cost of revenue decreased significantly to approximately $264,000 for the three months ended June 30, 2002 from approximately $418,000 for the three months ended June 30, 2001. The decrease was primarily attributable to the cessation of the amortization of intangibles, offset by an increase in royalty expenses. During the three months ended June 30, 2001, the Company recorded approximately $318,000 to cost of revenue for amortization of intangibles acquired in the acquisition of Jotter Technologies, Inc. There were no comparable costs during the three months ended June 30, 2002, due to the write-down of Jotter intangibles in the second half of fiscal 2001. This change was offset by a charge of approximately $80,000 to software cost of revenue during the three months ended June 30, 2002, to recognize the Company’s expected future royalty costs on licensed technology it intends to discontinue. Cost of revenue decreased significantly to approximately $ 402,000 for the six months ended June 30, 2002 from approximately $809,000 for the six months ended June 30,2002. The decrease was primarily attributable to the cessation of the amortization of intangibles described above.

            Our gross margins for the three months ended June 30, 2002 and 2001 were approximately 27% and (245)%, respectively. Our gross margins for the six months ended June 30, 2002 and 2001 were approximately 28% and (175)%, respectively. The changes from 2001 to 2002 were primarily due to discontinued amortization of Jotter intangibles as well as an increase in service revenue.

Operating Expenses

            Total operating expenses for the three months ended June 30, 2002 decreased approximately $1.5 million, or 47%, to approximately $1.7 million from approximately $3.2 million for the comparable period in 2001. This decrease was primarily due to decreases in personnel costs ($251,000), professional services ($89,000), communication costs ($71,000) and the cessation of amortization of Jotter intangibles ($122,000). Total operating expenses for the six months ended June 30, 2002 decreased approximately $2.3 million, or 40%, to approximately $3.4 million from approximately $5.7 million for the comparable period in 2001. This decrease was primarily due to decreases in personnel costs ($555,000), professional services ($203,000), communication costs ($145,000) and the cessation of amortization of Jotter intangibles ($244,000).

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2002, as compared to the same periods in 2001:

	Three Months		Six Months

(Dollars in thousands)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Product development	$(375)	(48)%	$(957)	(54)%
Amortization of intangible assets	(122)	*	(244)	*
Sales and marketing	156	73	340	88
Restructuring and relocation	(873)	*	(873)	*
General and administrative	(266)	(22)	(507)	(21)

	$(1,480)	(46)%	$(2,241)	(39)%

______________

*	– Not meaningful

             Product Development – Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased significantly during the three and six months ended June 30, 2002, compared to the same periods in 2001, as a result of the reduction in headcount and the termination of contract labor, reflecting the corporate restructuring activities in June of 2001. We expect to continue to incur product development expenses at a relatively constant rate as we continue to release new products and enhancements for the enterprise network market.

             Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially during the three and six months ended June 30, 2002, compared to the same periods in 2001, as a result of increased headcount and sales and marketing activities, such as trade shows and sales conferences, during the second quarter and six months ended June 30, 2002. This increased activity reflects new sales initiatives carried out by new sales management added in the fourth quarter of 2001. Additionally, the Company was very low on funds during the first six months of 2001, and therefore maintained tight control over discretionary expenses, such as trade shows and conferences, during that period. We anticipate that sales and marketing expenses will gradually increase as we add sales staff and continue to focus on creating demand for our products.

             General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased during the three and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to reduced personnel and rent expenses, reflecting the corporate restructuring activities in June of 2001. We anticipate that general and administrative expenses will continue to be the largest component of operating expenses for the foreseeable future as we continue to incur significant professional service expenses associated with our ongoing SEC filings.

Liquidity and Capital Resources

            Cash and working capital (deficit) as of June 30, 2002 were approximately $5.8 million and $4.9 million, respectively, compared to approximately $64,000 and $(3.6 million), respectively, as of December 31, 2001. The increase in the Company’s cash and working capital as of June 30, 2002, compared to December 31, 2001, was primarily due to cash proceeds, of approximately $10.7 million from the private placement of equity in June and the special warrant offering in January of 2002.

    The Company expended $3.6 million in operating activities during the first six months of 2002 compared to $4.8 million in the same period in 2001. The Company retired all of its long-term debt during the first six months of 2002, either through payments of cash ($1.4 million) or conversion to common stock ($1.5 million).

    The Company will require additional funds to continue its operations beyond the middle of 2003, if it cannot begin to generate cash from operations. The failure to obtain such additional funds, or generate cash from operations, could cause the Company to curtail or cease operations.

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

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

            On June 16, 1999, International Interest Group, Inc. (“IIG”) filed suit against the Company and Mr. J. Anthony Forstmann, a former director and chairman of the Company, in the Superior Court of the State of California for the County of Los Angeles. The lawsuit alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG.

            After the Superior Court dismissed certain IIG causes of action, the California Court of Appeals reinstated IIG’s fraud cause of action in August 2000. The case was then sent back to the Superior Court for adjudication of IIG’s breach of contract and fraud causes of action.

            On January 28, 2002, a jury rendered a verdict against us in the case brought by IIG, although a final order of the Court had not yet been entered. The verdict was for $150,000 in compensatory damages and $1.5 million in punitive damages. On February 15, 2002, we filed a motion for a new trial on the punitive damages award and a motion for a judgment notwithstanding the verdict. We also filed motions to stay entry and/or enforcement of a judgment pending the outcome of the hearing on these motions.

            On March 19, 2002, the Court conditionally granted a new trial on the issue of punitive damages and reduced the amount of punitive damages from $1.5 million to $300,000, to which the plaintiff consented. Accordingly, judgment was entered in the amount of $450,000 subject to the parties’ rights to appeal. On May 23, 2002, the Court awarded attorneys fees and costs to the plaintiff in the amount of $108,164. Subsequently, on August 2, 2002, the Company settled with the plaintiff for all claims against it on this matter by paying a total sum of $540,000.

            The Company accrued $450,000 related to this litigation as a charge to general and administrative expenses in 2001 and has recorded the remaining $90,000 charge to general and administrative expenses in the quarter ended June 30, 2002.

Item 2.	CHANGES IN SECURITIES

            On June 28, 2002, we raised approximately $6.6 million in gross proceeds through a private placement of common stock. A total of 4,413,334 shares of our common stock were sold to a group of institutional and accredited investors led by a significant existing investor at a price of $1.50 per share. The investors were granted a right of first refusal to purchase their pro rata portion of the securities issued by us to third parties from the date of closing through June 28, 2003, at the price at which we propose to offer such securities to such third parties. The investors were also issued 5-year warrants to purchase an aggregate of 2,206,668 shares of our common stock initially exercisable at $2.25 per share. The warrant exercise price increases to $3.50 per share six months after the effective date of the registration statement covering the shares of our common stock issuable upon exercise of the warrants. We also issued warrants to purchase an aggregate of 441,333 shares of our common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of our common stock exercisable at $2.25 per share to placement agents in connection with the financing. The exercise price of the warrants initially exercisable at $2.25 increases to $3.50 six months following the effective date of the registration statement covering the shares.

            During the quarter ended June 30, 2002, we issued an aggregate of 735,003 shares of our common stock to certain holders of our Series E Preferred stock upon the conversion of shares of our Series E Preferred stock. No consideration was received in connection with the issuance of such shares. The issuances of the shares of our common stock upon exchange of our Series E Preferred stock were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

            During the quarter ended June 30, 2002, we entered into agreements with both ViewTrade Securities, Inc. and Vfinance Investments, Inc. for them to provide us with various financial and advisory services. In exchange for these services, we agreed to sell 50,000 shares of our common stock at a price of $ 0.0001 per share, issue up to 25,000 shares of common stock and issue warrants to purchase up to 100,000 shares of our common stock at $3.00 per share. As of June 30, 2002, we had not issued the common stock under these agreements.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on June 13, 2002. Two matters were voted upon and approved by the stockholders. The presentation below describes the matters voted upon and the results of the stockholders vote.

            1.  Election of Directors

Nominee	Votes For	Votes Against	Abstentions

Glenn L. Argenbright	6,463,441	—	26,420
Frank M. Devine	6,472,802	—	17,059
Steven M. Oyer	6,472,640	—	17,221
Robert M. Smibert	6,461,273	—	28,588

            2.  Ratification of Appointment of Independent Auditors

Votes For	Votes Against	Abstentions

6,467,310	11,990	10,561

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

4.1	Form of Warrant, incorporated herein by reference to the current report on Form 8-K filed on July 1, 2002.
10.1	Securities Purchase Agreement, dated as of June 28, 2002, by and among SAFLINK Corporation and the Purchasers, incorporated herein by reference to the current report on Form 8-K filed on July 1, 2002.
10.2	Registration Rights Agreement, dated as of June 28, 2002, by and between SAFLINK Corporation and the Purchasers, incorporated herein by reference to the current report on Form 8-K filed on July 1, 2002.
10.3	Offer letter to Chief Financial Officer.
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

            (b)   Reports on Form 8-K.

                        On April 10, 2002, we filed a current report on Form 8-K, reporting under Item 5, information regarding the judgment in the case brought against us by International Interest Group, Inc.

                        On May 7, 2002, we furnished, but did not file, on a current report on Form 8-K, under Item 9, information to be distributed or discussed at an investors’ conference.

                        On July 1, 2002, we filed a current report on Form 8-K, reporting under Item 5, information regarding the consummation of a securities purchase agreement with certain institutions and accredited investors.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION
DATE: August 14, 2002	BY:	/s/ Jon C. Engman

Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)