Form 10-Q
period 2002-09-30
SAFLINK CORP
filed 2002-11-14
CIK 847555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         There were 17,842,732 shares of SAFLINK Corporation’s common stock outstanding as of November 8, 2002.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended September 30, 2002

Signatures	21

Certifications	22

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$4,349	$64
Accounts receivable, net	379	43
Inventory	54	24
Prepaid expenses and other	457	124

Total current assets	5,239	255

Furniture and equipment, net	229	343
Intangible assets, net	5	27

	$5,473	$625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$745	$1,224
Accrued expenses	520	1,030
Notes payable	—	1,435
Deferred revenue	172	193

Total current liabilities	1,437	3,882

Convertible long-term debt, net of discounts	—	1,506

Common stock to be issued	11	—

Stockholders’ equity (deficit)
Common stock	177	46
Deferred stock-based compensation	(14)	(44)
Additional paid-in capital	87,670	69,530
Accumulated deficit	(83,808)	(74,295)

	$5,473	$625

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue:
Product	$79	$56	$336	$122
Service	287	30	590	258

Total revenue	366	86	926	380

Cost of revenue:
Product	39	39	318	93
Service	55	35	178	156
Amortization of intangible assets	—	318	—	954
Impairment loss on intangible assets	—	2,811	—	2,811

Total cost of revenue	94	3,203	496	4,014

Gross profit (loss)	272	(3,117)	430	(3,634)

Operating expenses:
Product development	447	474	1,255	2,239
Amortization of intangible assets	—	122	—	365
Sales and marketing	415	221	1,143	610
Restructuring and relocation	—	—	—	873
Impairment loss on intangible assets	—	998	—	998
General and administrative	880	724	2,783	3,131

Total operating expenses	1,742	2,539	5,181	8,216

Operating loss	(1,470)	(5,656)	(4,751)	(11,850)

Interest expense	(5)	(35)	(43)	(704)
Other income, net	8	13	12	29

Loss from operations before extraordinary item	(1,467)	(5,678)	(4,782)	(12,525)

Extraordinary item:
Gain from debt restructuring	—	—	—	360

Net loss	(1,467)	(5,678)	(4,782)	(12,165)

Preferred stock dividend	—	—	(4,731)	(1,485)

Net loss attributable to common stockholders	$(1,467)	$(5,678)	$(9,513)	$(13,650)

Basic and diluted loss per common share:
Loss from operations before extraordinary item	$(.08)	$(1.26)	$(.35)	$(2.79)
Extraordinary item	—	—	—	.08

Net loss	$(.08)	$(1.26)	$(.35)	$(2.71)

Preferred stock dividend	—	—	(.34)	(.33)
Net loss attributable to common stockholders	$(.08)	$(1.26)	$(.69)	$(3.04)

Weighted average number of common shares outstanding	17,700,655	4,507,744	13,819,599	4,491,625

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,782)	$(12,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	324	67
Depreciation and amortization	186	1,563
Impairment loss on intangible assets	—	3,809
Amortization of deferred financing costs	—	339
Beneficial conversion of bridge notes	—	232
Amortization of discount on note payable	—	21
Loss on disposal of fixed assets	—	387
Changes in assets and liabilities:
Accounts receivable	(336)	89
Inventory	(30)	2
Prepaid expenses and other	(158)	89
Other assets	—	(79)
Accounts payable	(479)	(386)
Accrued liabilities	(476)	(213)
Deferred revenue	(21)	(133)

Net cash used in operating activities	(5,772)	(6,378)

Cash flows from investing activities:
Purchases of furniture and equipment	(50)	(131)
Decrease in investments	—	81

Net cash used in investing activities	(50)	(50)

Cash flows from financing activities:
Proceeds from issuance of bridge notes and warrants	—	854
Payments on notes payable	(1,435)	—
Proceeds from issuance of common stock upon exercise of employee stock options	103	13
Proceeds from issuance of common stock and upon exercise of investor warrants, net of issuance costs	11,439	143
Proceeds from issuance of Series E Convertible Preferred Stock	—	5,207
Repayment of bridge notes	—	(190)

Net cash provided by financing activities	10,107	6,027

Net increase (decrease) in cash and cash equivalents	4,285	(401)
Cash and cash equivalents at beginning of period	64	1,108

Cash and cash equivalents at end of period	$4,349	$707

Non-cash financing and investing activities:
Preferred stock dividend	$4,731	$1,485
Conversion of note payable to common stock	1,506	—
Conversion of Series E preferred stock	23	—
Issuance of common stock and warrants for services	175	—

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Basis of Presentation

         The accompanying condensed consolidated financial statements present interim financial information, are unaudited and, therefore, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the “Company” or “SAFLINK”). In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2002.

         The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity (deficit) for any period presented.

2.      Stockholders’ Equity (Deficit)

         On January 8, 2002, the Company received funds totaling approximately $5.5 million, net of issuance costs, in connection with the issuance of common stock to certain holders of our Series E preferred stock and the exercise of a portion of our outstanding Series A and Series B warrants to purchase common stock.

         Holders of the Company’s Series A and Series B warrants exercised warrants to purchase approximately 4,835,000 shares of our common stock at a price of $1.00 per share. The exercise price of the warrants was reduced from $1.75 to $1.00, subject to receipt by the Company of the payment in full of such warrant holders’ exercise price by the close of business on January 8, 2002. In connection with the exercise, each exercising warrant holder received a Series C warrant to purchase that number of shares of our common stock issued to such holder upon the exercise of the original Series A and Series B warrants. In connection with the exercise of the Series A and B warrants, the anti-dilution provisions of the Series E preferred stock were waived by a majority of the holders of Series E preferred stock.

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

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

received a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

         In the quarter ended March 31, 2002, the Company accounted for the value associated with the issuance of common stock in connection with the exercise of Series A and B warrants, the issuance of Series C warrants, and the modifications made to the Series A and B warrants, as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increases the net loss attributable to common stockholders. The value allocated to the inducement related to the shares, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of the modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended.

         The value allocated to the Series C warrants of $3.8 million was calculated using an option pricing model and was reflected outside of stockholders’deficit at March 31, 2002 along with $1.2 million related to the common shares issued directly to SAC and SDS, due to the requirement that the underlying shares of the Series C warrants and common stock be registered, which was outside the control of the Company. In June of 2002, the Company entered into registration rights agreements with the Series C warrant holders and SAC and SDS, which placed the obligation to register the Series C warrants and common stock within the control of the Company. Accordingly, the value of the warrants subject to registration was transferred to stockholders’ equity (deficit) during the quarter ended June 30, 2002. The Series C warrants have a 5 year term and are initially exercisable at $2.25 per share, increasing to $3.50 on February 17, 2003.

         On January 15, 2002, we issued 238,588 shares to Jotter Technologies, Inc. pursuant to an agreement to issue these shares in exchange for cancellation of the convertible long-term note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000. The shares were placed in escrow on behalf of Jotter subject to certain Canadian tax obligations related to the asset purchase. During the three months ended September 30, 2002, the Canadian tax obligations were satisfied and the shares were released from escrow.

         On June 28, 2002, we raised approximately $6.6 million in gross proceeds, of which $713,000 was collected in July 2002, through a private placement of common stock. A total of 4,413,334 shares of our common stock were sold at a price of $1.50 per share to a group of institutional and accredited investors led by a significant existing investor.. The investors were granted a right of first refusal to purchase their pro rata portion of the securities issued by us to third parties from the date of closing through June 28, 2003, at the price at which we propose to offer such securities to such third parties. The investors were also issued 5-year warrants to purchase an aggregate of 2,206,668 shares of our common stock initially exercisable at $2.25 per share. The warrant exercise price increases to $3.50 per share on February 17, 2003. We also issued warrants to purchase an aggregate of 441,333 shares of our common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of our common stock exercisable at $2.25 per share to placement agents in connection with the financing. The exercise price of the warrants initially exercisable at $2.25 increases to $3.50 on February 17, 2003. The value of the placement agent warrants of approximately $984,000 was included in issuance costs. Additional issuance costs totaled $714,000. Proceeds net of issuance costs were $4.9

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million, of which $4.2 million and $735,000 was allocated to the common stock and warrants issued, respectively.

         During the nine months ended September 30, 2002, the Company granted options to purchase an aggregate of 4,531,276 shares of common stock pursuant to and subject to the terms of the 2000 Stock Incentive Plan. As of September 30, 2002, approximately 1,130,000 shares of common stock are reserved for future grants under the plan.

3.      Notes Payable

         At December 31, 2001, the Company carried a total balance in notes payable of $1.4 million, which included a $1 million note to RMS Limited Partnership, a major shareholder of the Company, a note for $135,000 to a vendor, and bridge financing notes totaling $300,000 originated in December of 2001. All of these notes, related accrued interest, and early termination fees of approximately $28,000, were paid off in the first quarter of 2002.

4.      Concentration of Credit Risk and Significant Customers

         Two customers accounted for 40% and 23% of the Company’s revenue for the nine months ended September 30, 2002, while two customers accounted for 44% and 38% of the Company’s revenue for the three months ended September 30, 2002. One customer accounted for 67% of accounts receivable as of September 30, 2002. Two customers accounted for approximately 29% and 16% of the Company’s revenue for the nine months ended September 30, 2001, while one customer accounted for approximately 60% of the Company’s revenue for the three months ended September 30, 2001.

5.      Comprehensive Loss

         For the three and nine months ended September 30, 2002, total comprehensive loss was $1.5 million and $4.8 million, respectively, which equaled the net loss for the respective periods. For the three and nine months ended September 30, 2001, total comprehensive loss was $5.7 million and $12.2 million, which also equaled the net loss for those respective periods.

6.      Net Loss Per Share

         In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and stock options to purchase common shares were excluded because their effect was anti-dilutive. Potential common shares consisted of options and warrants to purchase approximately 15.5

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million and 7.9 million common shares at September 30, 2002 and 2001, respectively. The amount for 2002 includes an increment of approximately 462,000 shares of common stock that are issuable as a result of anti-dilutive provisions in the Company’s Series A, Series C and certain placement agent warrants as a result of the Company’s financings in January and June of this year. Additional dilutive securities include preferred stock convertible into approximately 3.4 million and 6.0 million common shares at September 30, 2002 and 2001, respectively.

7.      Segment Information

         Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Under this definition, the Company operated, for all periods presented, as a single segment.

8.      Legal Proceedings

         On August 2, 2002, the Company settled with International Interest Group, Inc. (“IIG”), by paying a total sum of $540,000, for all claims against it brought by IIG stemming from a lawsuit originally filed in June of 1999. The lawsuit had alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The Company had accrued the entire amount of the settlement prior to June 30, 2002. The Company is not a party to any other legal proceedings as of the date of this filing.

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

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.      Going Concern

         The condensed consolidated financial statements have been prepared assuming that the Company will be able to meet its obligations as they become due and continue as a going concern.

         The Company incurred net losses of $14.1 million, $9.0 million and $3.9 million and used cash of $7.2 million, $7.1 million and $3.6 million in operating activities in 2001, 2000 and 1999, respectively. The Company incurred an additional net loss of $4.8 million and used cash of $5.8 million in operating activities for the nine months ended September 30, 2002. At September 30, 2002, the Company had net working capital of $3.8 million and an accumulated deficit of $83.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

11.      Subsequent Event

         On October 21, 2002, Cable & Wireless Internet Services (“C&W”), filed suit against the Company to recover amounts, totaling $584,000, claimed to be due and owing under a master services agreement and a professional services agreement both of which were entered into during fiscal 2000. The Company had accrued the entire amount of $584,000 prior to fiscal 2002, but had withheld payment due to ongoing disputes. On October 31, 2002, the Company settled this claim with C&W by paying a total sum of $292,000. C&W agreed to drop the lawsuit and this matter is now closed. The Company expects to record a gain in the amount of $292,000, the difference between the amount accrued and the amount ultimately settled, in the fourth quarter of 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2002

         This quarterly report on Form 10-Q contains statements and information about management’s view of the Company’s future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about our ability to obtain the substantial financing we will need for our operations, our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operation and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

         Our software products are designed for large-scale and complex computer networks and allow computer users to be identified using a choice of biometric technologies. Our products comply with a published industry standard that allows the use of multiple biometric technologies. In December 1997, we introduced and demonstrated the first example of this industry standard called the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by us under contract with the United States Department of Defense and was subsequently released into the public domain. We have also been a leading contributor of the new standard that replaced HA-API called BioAPI. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 85 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification, and we intend to make our products compliant with these standards as they continue to evolve.

Critical Accounting Policies and Estimates

         Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the Company’s critical accounting policy is Revenue Recognition and it affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

         We recognize revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements are recognized upon customer acceptance. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware. Such revenues are recognized upon delivery of the hardware.

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

         We incurred net losses attributable to common stockholders of approximately $1.5 million and $9.5 million for the three and nine months ended September 30, 2002, respectively. This compared to net losses attributable to common stockholders of $5.7 million and $13.7 million for the three and nine months ended September 30, 2001, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2002 included an in-substance dividend, of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of Series C warrants during the quarter. The net loss attributable to common stockholders for the nine months ended September 30, 2001 included an in-substance dividend in the amount of approximately $1.5 million.

         The following discussion presents certain changes in our revenue and operating expenses which have occurred during the three and nine months ended September 30, 2002, respectively, as compared to the three and nine months ended September 30, 2001, respectively.

Revenue and Cost of Revenue

         The Company recorded revenue from primarily three sources in the three months ended September 30, 2002: software, hardware and services. Product revenue consists of revenue from sales of software produced by the Company and from the re-sale of hardware purchased from third parties. Service revenue consists of revenue from post-contract customer support, consulting services and training. Total software sales were approximately $43,000, while sales of hardware and services were approximately $36,000 and $287,000, respectively. Total revenue of approximately $366,000 for the three months ended September 30, 2002 increased approximately $280,000, or 326%, from revenue of approximately $86,000 for the three months ended September 30, 2001. The majority of this increase was attributable to an increase in professional service arrangements, which included a settlement payment of $160,000 from a customer pursuant to the termination of a services contract with the Company. Revenue of approximately $926,000 for the nine months ended September 30, 2002 increased approximately $546,000, or 144%, from revenue of approximately $380,000 for the nine months ended September 30, 2001. The increase for this period was attributable to increased hardware sales in the first quarter of 2002 and an increase in professional service arrangements in the second and third quarters of 2002.

         Total cost of revenue includes product cost of revenue and service cost of revenue. Product cost of revenue consists of amortization of licensed technology, packaging and production costs for software sales and cost of hardware purchased from third parties for hardware sales. Service cost of revenue consists of labor and expenses for post-contract customer support, consulting services and training. During the three months ended September 30, 2002, cost of revenue from software, hardware and services were approximately $11,000, $28,000, and $55,000, respectively.

         Total cost of revenue decreased significantly to approximately $94,000 for the three months ended September 30, 2002 from approximately $3.2 million for the three months ended September 30, 2001. The decrease was primarily attributable to the cessation of the amortization of intangibles and an impairment loss recorded in the third quarter of 2001. During the three months ended September 30, 2001, the Company recorded approximately $318,000 to cost of revenue for amortization of intangibles acquired in the acquisition of Jotter Technologies, Inc. Additionally, the Company recorded an impairment charge of $2.8 million to write-off the Jotter intangibles. There were no comparable costs during the three months ended September 30, 2002. Cost of revenue decreased significantly to approximately $496,000 for the nine months ended September 30, 2002 from approximately $4.0 million for the nine months ended September 30,2002. The decrease was primarily attributable to the impairment charge and cessation of the amortization of intangibles described above.

         Our gross margins for the three months ended September 30, 2002 and 2001 were approximately 74% and (3,624)%, respectively. Our gross margins for the nine months ended September 30, 2002 and 2001 were approximately 46% and (956)%, respectively. The changes from 2001 to 2002 were primarily due to an impairment charge recorded in the third quarter of 2001 and the discontinued amortization of Jotter intangibles. Additionally, the Company executed a favorable settlement of a service contract with one of its customers in the three months ended September 30, 2002, as described in the revenue section, in the amount of $160,000 for which there were no direct costs of revenue during the three months ended September 30, 2002.

Operating Expenses

         Total operating expenses for the three months ended September 30, 2002 decreased approximately $800,000, or 31%, to approximately $1.7 million from approximately $2.5 million for the comparable period in 2001. This decrease was primarily due to the impairment charge recorded in the third quarter of 2001 ($998,000) and the cessation of amortization of Jotter intangibles ($122,000), offset by an increase in non-cash professional services ($249,000), as a result of stock and warrants granted to providers of financial advisory services. Total operating expenses for the nine months ended September 30, 2002 decreased approximately $3.0 million, or 37%, to approximately $5.2 million from approximately $8.2 million for the comparable period in 2001. This decrease was primarily due to decreases in personnel costs ($408,000), occupancy costs ($154,000), professional services ($277,000), communication costs ($140,000), and for non-recurring items recorded in the prior year, such as restructuring and relocations charges ($873,000), an impairment charge ($998,000) and amortization of Jotter intangibles ($365,000).

         The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2002, as compared to the same periods in 2001:

	Three Months		Nine Months

(Dollars in thousands)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)	Increase (Decrease)

Product development	$(27)	(6)%	$(984)	(44)%
Amortization of intangible assets	(122)	*	(365)	*
Sales and marketing	194	88	533	87
Restructuring and relocation	—	—	(873)	*
Impairment loss on intangible assets	(998)	*	(998)	*
General and administrative	156	22	(348)	(11)

	$(797)	(31)%	$(3,035)	(37	) %

         *          – Not meaningful

         Product Development – Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased significantly during the three and nine months ended September 30, 2002, compared to the same periods in 2001, as a result of the reduction in headcount and the termination of contract labor, reflecting the corporate restructuring activities in June of 2001. We expect to incur product development expenses at a relatively constant rate as we continue to release new products and enhancements for the enterprise network market.

         Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially during the three and nine months ended September 30, 2002, compared to the same periods in 2001, as a result of increased headcount and sales and marketing activities, such as trade shows and sales conferences, during the third quarter and nine months ended September 30, 2002. This increased activity reflects new sales initiatives carried out by new sales management added in the fourth quarter of 2001. Additionally, the Company had low working capital during the first nine months of 2001, and therefore maintained tight control over discretionary expenses, such as trade shows and conferences, during that period. We anticipate that sales and marketing expenses will gradually increase as we add sales staff and continue to focus on closing sales and creating demand for our products.

         General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased during the three months ended September 30, 2002 primarily due to non-cash charges associated with warrant and stock grants to third-party providers of financial advisory services. However, for the nine months ended September 30, 2002 general and administrative expenses decreased significantly, compared to the same period in 2001, primarily due to reduced personnel and rent expenses, reflecting the corporate restructuring activities in June of 2001. We anticipate that general and administrative expenses will continue to be the largest component of operating expenses for the foreseeable future as we continue to incur significant professional service expenses associated with being a public company.

Liquidity and Capital Resources

         Cash and working capital (deficit) as of September 30, 2002 were approximately $4.3 million and $3.8 million, respectively, compared to approximately $64,000 and $(3.6 million), respectively, as of December 31, 2001. The increase in the Company’s cash and working capital as of September 30, 2002, compared to December 31, 2001, was primarily due to cash proceeds of approximately $11.4 million from the private placement of equity in June and the special warrant offering in January of 2002, offset by cash used during the nine months ended September 30, 2002.

         The Company expended $5.8 million in operating activities during the first nine months of 2002 compared to $6.4 million in the same period in 2001. The Company retired all of its long-term debt during the first six months of 2002, either through payments of cash ($1.4 million) or conversion to common stock ($1.5 million).

         The Company will require additional funds to continue its operations beyond the middle of 2003, if it cannot begin to generate sufficient cash from operations. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. The failure to obtain such additional funds, or generate sufficient cash from operations, could cause the Company to curtail or cease operations.

         There can be no assurance that the Company will be able to sell additional securities, achieve profitability, generate cash from operations or obtain additional financing when required. If we discontinue operations, our company will likely liquidate and our stock will become worthless. In order to raise additional working capital, we may need to issue additional shares of common stock or securities that are convertible into common stock. If we issue equity securities, you may experience severe dilution of your ownership percentage and the new equity securities may have rights, preferences or privileges senior to those of our common stock. Additional financing may be unavailable to us or only available on terms unacceptable to us.

Risk Factors That May Affect Future Results

         In addition to the other information in this Form 10-Q, you should consider carefully the following factors in evaluating SAFLINK and our business before making an investment decision related to our company:

We have accumulated significant losses since we started doing business and may not be able to generate significant revenues or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of approximately $84 million from our inception through September 30, 2002. We have continued to accumulate losses after September 30, 2002 to date and we may be unable to generate significant revenues or any net income in the future. We have funded our operations through issuances of debt and equity securities to investors and may not be able to generate a positive cash flow. The majority of our revenues in 2002 have come from the sale of our biometric software products and related services. We expect that the majority of our future revenues will come from the sale of our biometric software products or related services. However, we will not be profitable unless we sell significant volumes of our products and services in the future. If we are unable to achieve significant levels of recurring revenue from our products and services, our losses will likely continue indefinitely. If this occurs, the market price of our common stock could suffer as well as our viability as a going concern.

Our independent auditors have stated that there is doubt about our ability to continue as a going concern and in the event of a liquidation of our assets the value received may be less than the value of our assets as presented in our financial statements.

As a result of our recurring losses from operations and our working capital deficit as of December 31, 2001, our independent auditors, in their audit opinion covering our 2001 financial statements, stated there was substantial doubt about our ability to continue as a going concern. We may, in fact, not be able to meet our obligations or we may be forced to curtail or shut down our business. Our condensed financial statements do not take into account any adjustments that might result from the outcome of this uncertainty, which means that if we had to liquidate, the funds received may be less than the value of our assets as presently recorded in our financial statements. In addition, the funds received will likely be at prices that are less than the quoted trading prices for our shares in the public securities markets. An opinion by our independent auditors which expresses doubt about our ability to continue as a going concern may impact our dealings with third parties, including customers, suppliers and creditors, because of their concerns about our financial condition. Any such impact could harm our business and results of operation.

Our success depends on significant growth in the biometrics market and on broad acceptance of products in this market.

Because almost all of our revenues will come from the sale of products and related services that use biometric technologies, our success will depend largely on the expansion of markets for such products and services domestically and internationally. Even if use of biometric technology gains market acceptance, our products may not achieve sufficient market acceptance to ensure our viability. We cannot accurately predict the future growth rate of this industry or the ultimate size of the biometric technology market. Significant undetected errors or delays in new products or releases may affect market acceptance of our products. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of customers or failure to achieve market acceptance.

A small group of stockholders will be able to significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

DMG Advisors, LLC and its affiliated parties beneficially own 41.2% of the Company’s stock, according to a 13D filing with the SEC at the beginning of August 2002. The combined voting power of these shares will likely enable them to significantly influence the vote on corporate matters to be decided by our stockholders, including the outcome of elections of directors. This effective voting control may preclude other stockholders from being able to influence stockholder votes and could impede potential merger transactions or block changes to our certificate of incorporation or bylaws, which could adversely affect the trading price of our common stock.

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

If we lose any of our key, highly skilled technical, managerial and marketing personnel due to the intense competition in the technology industry, our operations may suffer. The continued growth and success of our company will depend largely upon our ability to hire and retain this type of personnel. If we are unable to raise capital it is likely that our employees will leave or be terminated.

Certain key executive officers have not held their positions for very long and so we are dependent on their subordinates for some aspects of operating our business.

Our continued growth and success depends to a significant degree on the skills, experience and efforts of our executive officers and management personnel. We have a chief financial officer and vice president of sales and marketing, who have held their positions for less than a year. Because of their relatively short tenure with us, these senior executives may not know our company as well as their predecessors, and are dependent, to some degree, on their subordinates, who, in turn, may not have the requisite skill and experience to advise our upper management. There can be no assurance that we will be successful in recruiting new personnel or retaining existing personnel. The loss of one or more key employees could have a material adverse effect on our business and financial condition.

Our stock has been delisted from the Nasdaq SmallCap Market and there is a limited public market for our common stock. As a result, our stockholders may not be able to sell their common stock easily or may experience higher transaction costs resulting from pricing inefficiencies.

Historically, there has been a limited public market for the shares of our common stock. On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market and there is no certainty that our stock will be permitted to trade again on Nasdaq or that there will be an active trading market for our common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board and investors may find it more difficult to obtain accurate price quotations of our common stock than they would if the stock were quoted on the Nasdaq SmallCap Market. This means that our investors may not be able to sell their stock readily and there may be inefficiencies in the pricing of our stock that could result in broader spreads between the bid and the ask prices.

Since our common stock is listed on the OTC Electronic Bulletin Board, which can be a volatile market, our investors may realize a loss on the disposition of their shares.

Our common stock is quoted on the OTC Electronic Bulletin Board, which is a more limited trading market than the Nasdaq SmallCap Market. Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading a limited number of shares may affect the market and result in wide swings in price and in volume. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares. Our shares of common stock may be subject to sudden and large falls in value, and an investor could experience the loss of the investor’s entire investment.

If the market price of our common stock continues to be volatile, the value of our stock may decline.

The market price of our common stock has been, and may continue to be, volatile, which means the value of your SAFLINK stock may fluctuate. Factors that are difficult to predict and which contribute to volatility and may have other significant impacts on the market price of our common stock include

•	quarterly revenue,

•	statements and ratings by financial analysts,

•	overall market performance, and

•	announcements by our competitors concerning new product developments.

Our dependence on third parties for our product distribution may limit our ability to generate revenue if these parties do not actively promote our products.

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

Two customers accounted for 40% and 23% of the Company’s revenues for the nine months ended September 30, 2002. Four customers accounted for approximately 36%, 29%, 16% and 11% of our annual 2001 revenues, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

In order to succeed, we will have to keep up with rapid technological change in the software industry and various factors could impact our ability to keep pace with these changes.

Software design and the biometric technology industries are characterized by rapid development and technological improvements. Because of these changes, our success will depend on our ability to keep pace with a changing marketplace and integrate new technology into our software and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes which, in turn, could materially adversely affect how we do business.

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

ITEM 4.	CONTROLS AND PROCEDURES

         (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

         (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

         On August 2, 2002, the Company settled with International Interest Group, Inc. (“IIG”), by paying a total sum of $540,000, for all claims against it brought by IIG stemming from a lawsuit originally filed in June of 1999. The lawsuit had alleged that the Company failed to perform under the terms of a settlement agreement relating to a prior lawsuit filed by IIG. The Company had accrued the entire amount of the settlement prior to June 30, 2002.

         On October 21, 2002, Cable & Wireless Internet Services (“C&W”), filed suit against the Company to recover amounts, totaling $584,000, claimed to be due and owing under a master services agreement and a professional services agreement both of which were entered into during fiscal 2000. The Company had accrued the entire amount of $584,000 prior to fiscal 2002, but had withheld payment due to ongoing disputes. On October 31, 2002, the Company settled this claim with C&W by paying a total sum of $292,000. C&W agreed to drop the lawsuit and this matter is now closed.

ITEM 2.	CHANGES IN SECURITIES

         During the quarter ended September 30, 2002, we issued an aggregate of 154,574 shares of our common stock to certain holders of our Series E Preferred stock upon the conversion of shares of our Series E Preferred stock. No consideration was received in connection with the issuance of such shares. The issuances of the shares of our common stock upon exchange of our Series E Preferred stock were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

         During the quarter ended September 30, 2002, we issued 50,000 shares of restricted stock to Lipman Capital Group, Inc. in exchange for various financial and advisory services. We also issued 12,500 shares of common stock to Vfinance and 50,000 shares of common stock to ViewTrade Securities, Inc. pursuant to financial advisory agreements.

         Employees exercised options resulting in the issuance of 89,890 shares of common stock, and one warrant holder exercised a warrant for 7,143 shares of common stock during the three months ended September 30, 2002.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         99.1    Certification of Chief Executive Officer.
           99.2    Certification of Chief Financial Officer.

         (b)      Reports on Form 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION
DATE: November 14, 2002	By:	/s/ JON C. ENGMAN

Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Glenn L. Argenbright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SAFLINK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ GLENN L. ARGENBRIGHT

Glenn L. Argenbright President and Chief Executive Officer

I, Jon C. Engman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SAFLINK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ JON C. ENGMAN

Jon C. Engman Chief Financial Officer (Principal Financial and Accounting Officer)