Form 10-K
period 2002-12-31
SAFLINK CORP
filed 2003-03-28
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4346070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11911 NE 1st Street, Suite B-304
Bellevue, WA	98005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 278-1100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price on March 20, 2003, as reported on the OTC Bulletin Board, was approximately $54,955,000(1). The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last sale price on June 28, 2002, as reported on the OTC Bulletin Board, was approximately $32,711,000(1). There were 25,612,558 shares of common stock outstanding as of March 20, 2003.

(1)	Excludes shares held of record on that date by directors, executive officers and greater than 10% stockholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management or the policies of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2003 annual meeting of stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

Item 1.    Business

Certain statements in this annual report on Form 10-K constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect our current expectations concerning future results and events. Words such as “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “will,” “may,” “shall” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of our company (or entities in which we have interests), or industry results, to differ materially from historical results or future results, performance or achievements expressed or implied by such forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report on Form 10-K. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our beliefs regarding the development of industry standards, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenue, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenue and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any common stock cash dividends, our expectations regarding software development costs, our beliefs and expectations regarding our results of operations and financial position, our beliefs regarding estimates in valuing in-process research and development, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources and that cash flow from existing operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this annual report on Form 10-K entitled “Risk Factors That May Affect Future Results” below. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “SAFLINK” refer to SAFLINK Corporation, a Delaware corporation, and its subsidiary.

Overview

We provide cost-effective network security software solutions to protect the safety of information assets and track network access by authorized personnel. We develop software and resell hardware from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers (PINS) in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

•	something known such as a password, PIN, or mother’s maiden name;

•	something carried such as a token, card, or key; or

•	something physical such as fingerprint, iris or voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement given the complex nature of enterprise computer systems. However, recent advances in the development of integrated biometric software solutions, reduced cost of biometric devices, and the emergence of recognized industry standards to connect biometric components to applications have reduced the cost of implementing biometrics in commercial environments. We believe that government and private sector organizations will increasingly use this method of identity authentication because of the level of security and user convenience it provides and the reduced cost of password administration associated with such a security system.

Our software products are designed for large-scale and complex computer networks and allow computer users to be identified from various biometric technologies. Our products comply with recognized industry standards, which allows us to integrate a large variety of biometric technologies within a common application environment without costly development related to each technology. Our products also provide our customers with the flexibility to deploy a mixture of different biometric technologies within their network to meet specific user and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying biometric network support infrastructure.

In December 1997, SAFLINK and the National Security Agency (NSA) jointly introduced and demonstrated the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by SAFLINK under a contract from the NSA and was subsequently released into the public domain as a proposed biometric interoperability standard. HA-API subsequently evolved into a new standard called BioAPI. BioAPI has recently been recognized by the American National Standard Institute (ANSI), and has been designated as ANSI/INCITS 358 BioAPI. This standard is now being considered for adoption by the International Organization for Standards (ISO) and ballot approval is expected to take place by the end of 2003. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 100 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification and we intend to keep all of our products compliant with these standards as they continue to evolve.

We are positioning and promoting our Secure Authentication Facility, or SAF, brand in conjunction with selected biometric technologies currently available in the marketplace including those from:

•	AuthenTec, Inc., BIO-key International, Inc., Billionton Systems, Inc., Dream MIRH Co., Ltd., Identix, Inc., Lifeview, Inc., Key Source, Inc., Precise Biometrics, A.B., SecuGen Corp., SCM Microsystems, Inc., Startek, Inc., ST Microelectronics Group, Targus Group International, Veridicom, Inc., and Zvetco, Inc., for fingerprint imaging;

•	Anovea, Inc., and Scansoft, Inc., (formerly Lernout & Hauspie Speech Products NV) for voice verification;

•	Identix, Inc. (formerly Visionics Corporation) for facial recognition; and

•	Iridian Technologies, Inc., Panasonic Security and Digital Imaging Co., and Oki Electric Industry Co., Ltd. for iris recognition.

Available Information

We are headquartered at 11911 NE 1st Street, Suite B-304 Bellevue, WA 98005. We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

Our Internet site is http://www.saflink.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

Market Overview

As computer use migrates towards a networked environment, and our economy shifts towards information as a primary asset, individuals and organizations are becoming more concerned with protecting individual privacy and ensuring the security of information maintained on personal computers, the Internet, and corporate networks. A number of technologies and strategies have been developed to address this concern, including encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, digital certificates, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process: positive personal identification and authentication of the individual seeking access.

With the growth of electronic commerce, access points to the Internet and corporate networks (which we sometimes refer to as enterprise networks) have increased significantly, and now include corporate desktops, home PCs, mobile laptops, and hand-held devices. Using passwords as the primary method of verifying the identity of remote users is subject to a number of security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a user’s pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Disgruntled or unethical employees also account for a large percentage of the increasing incidence of significant financial loss from unauthorized access to electronic data or files. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity.

We believe that a sustainable market is developing for biometric technologies used in information security and data privacy applications. There are several factors that we believe will contribute to the growth of this industry:

•	Concern regarding critical infrastructure security which has been heightened significantly since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. The private sector is also recognizing the importance of securing networks against attacks by cyber-terrorists and is seeking more secure methods of user authentication.

•	Recent publicity regarding biometric authentication. According to a publication of the International Biometric Industry Association, “Surging curiosity about biometrics [has] led to Congressional hearings and extensive media coverage that vastly broadened knowledge about how the technologies could serve as an important tool to help protect facilities, networks, and infrastructure from attack and disruption.”

•	Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems by hackers and unauthorized access by disgruntled employees.

•	The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

•	The cost and inconvenience of using multiple and or complex passwords that are frequently changed.

•	The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption “keys” used to lock up the data. Today, these keys are generally stored in computers or smart cards and are commonly protected by simple PIN numbers or passwords. We believe biometrics will play an important role in protecting these keys from unauthorized access.

•	IT industry leaders such as Citrix, Computer Associates, Novell, Microsoft, IBM, Intel, Dell, and Compaq are supporting the integration of biometrics within their system platforms and have publicly announced that information security is a top corporate focus.

•	Rapidly falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in the accuracy, performance, and user acceptance of this technology have made integration of biometrics with desktop PCs and portable computers a cost effective security alternative for the commercial market.

•	New and even more powerful biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors such as Targus and Panasonic.

•	The International Biometric Industry Association (IBIA), the industry’s official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism.

•	The BioAPI Consortium, a group of over 100 organizations from the biometrics industry, government and information technology vendors, has succeeded in having Version 1.1 of the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry standard software specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies.

Quantifiable Business Benefits

In addition to replacing passwords with biometrics, our enterprise network security solutions provide a number of powerful benefits for customers regardless of the industry they occupy. At the highest level, our solutions are designed to ensure protection, security, and safety for a company’s computer network, facilities, and intellectual property. Specifically, these benefits include:

•	Increased network security. Our solutions economically address a critical security threat by eliminating passwords for the primary network login and replacing them with the strongest known means of security: a unique individual identifier, such as a fingerprint, iris pattern, voice pattern, or facial characteristic.

•	Convenience and productivity. Biometric authentication allows users to be more productive by replacing their traditional text-based passwords with a unique individual identifier they cannot lose or forget.

•	Compatibility with leading single sign-on systems. Our solutions are designed to interface with leading third party single sign-on systems to provide biometric authentication at the application and transaction level in addition to the primary network login.

•	ROI/Administrative cost savings. An IDC report estimates that the annual cost of password management is approximately $200 to $300 per user. Since our solutions can cost as little as $40 per user for a permanent license, customers can achieve a rapid return on investment by replacing passwords with biometrics.

•	Reliable audit capabilities. Our solutions also provide the ability to track individual logins, logoffs, biometric enrollments, and other biometric related network events, which help to mitigate fraud and ensure compliance with government regulations.

Technical Features and Benefits

Our products also offer a number of technical features and benefits which help administrators, responsible for large-scale enterprise networks, easily deploy our products to their existing user bases and provide effective administration over the long term. Primary features include:

•	Reliability. To ensure that users can be authenticated, and have access to key applications and data when desired, we have taken several steps designed to ensure product reliability. We provide features such as automatic failover and load balancing, and we conduct pre-release testing of our products by our network platform partners including Citrix, Microsoft, Computer Associates, and Novell.

•	Scalability. Our products are designed to be scalable and redundant to meet the needs of large enterprises. Our products achieve this scalability by integrating directly into existing identity management and provisioning infrastructure provided by the underlying network operating system and/or single sign-on platform.

•	Manageability. Our products include features that are designed to allow for rapid deployment, with the minimum requirement of IT personnel or internal disruption. These features include: a wide range of centrally administered policy settings that can be defined at user, group, or organizational unit level; the ability to install our client workstation components over the network using automated software distribution tools; and a flexible enrollment process for users.

•	Security. Not only are the biometric devices we support encrypted, but so is the communication between the devices, the host computer, and the servers. We believe our software architecture uses some of the most advanced security measures available, such as digital signing of software components, mutual authentication and trust relationships, and strong encryption.

•	User training and enrollment convenience. We provide features designed to make the user experience easier, including a biometric practice utility and a self-enrollment wizard.

Industry-Specific Value Proposition

While our products may not need to provide features or functionality that are different across industries, it is important that we position them differently to address the unique requirements and business drivers of vertical markets. There are a number of internal and external market drivers which are specific to individual industries. For this reason, we have focused our sales and marketing efforts on the following sectors:

Healthcare

One of the strongest market drivers in the Healthcare industry is a broad series of government regulations, introduced by the Health Insurance Privacy and Accountability Act (HIPAA), designed to protect the privacy of patient data. These regulations specify that each healthcare organization must provide “irrefutable identification”

of individuals accessing electronic patient information. Since biometric authentication is based on unique physical characteristics, it provides an effective solution to this problem—biometrics cannot be lost, borrowed or stolen. Multi-factor authentication is also a HIPAA requirement, which our products support through integration of unique user IDs, smart cards, tokens and RF badges.

Pharmaceutical Manufacturing

In the pharmaceutical manufacturing business, FDA regulations dictate that individuals who are completing electronic forms relating to the various steps in researching, testing, or manufacturing an FDA regulated product must record their identity through a digital signature for any specific action. On the manufacturing floor, employees have to authenticate as many as 300 times a shift. Not only is this cumbersome, but it takes time. Time, in the pharmaceutical manufacturing business, can be very costly—every day that a company is delayed going to market with a new product can cost the company millions in lost revenue. Since the utilization of biometrics can save time and provide audit trails and proof of identity, our value proposition here is very compelling.

Financial Services

Title V of the Financial Services Modernization Act of 1999 highlights the obligation of financial services institutions to protect the security and confidentiality of customer nonpublic personal information. Our products provide a valuable tool to help these institutions fulfill their obligations to protect information in their databases against unauthorized access. The elimination of passwords can provide banks a higher level of access protection while also providing financial savings by eliminating the management of multiple passwords. In the case of one of our Fortune 100 financial services clients, brokers are accessing as many as 30 applications in a given day, each with a unique username and password. By using biometric authentication and a single sign-on solution, these brokers can now substitute one fingerprint for multiple passwords and improve their productivity while reducing password management costs.

Government

Due in part to the increased recognition of the need for infrastructure security following 9/11, government agencies have been looking for a way to positively verify an individual’s identity. The use of biometric identification is being considered on a number of federal projects as a component of a broader identity management solution, often in conjunction with a smart card.

Interoperability is also a strong requirement in the government sector, since government agencies are often large and must accommodate a variety of individual and environmental requirements. We believe our standards-based approach to supporting multiple biometrics in a common software infrastructure addresses these concerns.

Education

In educational environments, IT administrators face several challenges, including students “borrowing” passwords from other students to surf undesirable Internet sites, delays in starting computer training classes due to password-related problems, and a constantly rotating end-user base. Since a biometric identifier is based on a physical characteristic and cannot be shared, lost, or stolen, it provides a reliable solution to these problems for students needing to access their work assignments and grades over the network.

Products

Our software products support a wide variety of biometric technologies to improve workstation and internal enterprise network security. Instead of being asked for a password, users are prompted for a unique biometric characteristic using any one of a number of biometric technologies. We design software that will work with a variety of biometric devices, including fingerprint readers, iris cameras, facial recognition cameras and microphones using speaker verification technology. Our products can be divided into two groups: enterprise network products and stand-alone workstation products.

Enterprise Products:

Our enterprise products that are designed to operate in the computer network environment of large organizations include:

•	SAFsolution Enterprise Edition—SAFsolution Enterprise Edition is a biometric security solution that enables users to log on to their Windows® workstations and enterprise network domains based on Microsoft’s Active Directory™ and Windows 2000 Server. Designed and tested for enterprise-level deployments, SAFsolution tightly integrates with Microsoft Active Directory™ to allow administrators to secure network and workstation access. SAFsolution works with a wide variety of biometric hardware devices, including fingerprint, voice, iris, and facial recognition devices to provide maximum flexibility for enterprise environments. SAFsolution Enterprise Edition fully leverages the Active Directory management infrastructure to provide advanced features for centralized policy management and event auditing as well as flexible biometric enrollment options necessary for large-scale deployments. SAFsolution Enterprise Edition has been qualified for use with the single sign-on (SSO) products from Healthcast, LLC and Passlogix, Inc. SSO products provide fast and convenient connection to applications on a network by supplying a user’s password automatically from an encrypted file. We provide the initial user access to the SSO software product through a secure biometric verification of the user for enhanced security. SAFsolution Enterprise Edition also includes a feature that enables employees on a company network to share account privileges for specific work-related reasons, e.g., a senior executive who wishes a trusted assistant to enter and manage the executive’s personal email account. This feature allows an administrator to delegate the logon rights of employees to authorized assistants or co-workers through SAFsolution’s security control interface. The delegate then uses his or her own biometric ID to access the other person’s account. To ensure accountability, all delegate logons are automatically audited and logged for later review by security administrators.

•	SAF2000 for the Enterprise—SAF2000 replaces passwords for enterprise users that are accessing a Microsoft Windows NT or Windows 2000 network server from a Microsoft Windows workstation. Biometric information is stored and managed on a separate central SQL database using a SAF2000 component called the SAFserver. SAF2000 provides features for the system administrator that assist in managing the initial enrollment and storage of biometric information. These features are provided as extensions to Microsoft’s standard administrative tools so that system administrators do not have to learn how to use a new tool. Communication between an individual employee’s computer and the SAFserver is secure and encrypted.

•	SAFmodule for NMAS—SAFmodule is a companion product to Novell Corporation’s Novell Modular Authentication Service™ (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule replaces passwords for enterprise users that are accessing a Novell NetWare server and Novell’s e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell’s administrative tools to assist the administrator in managing the initial enrollment and storage of biometric information and includes the ability to share account privileges between users under administrator control. Communication between the individual employee’s computer and the Novell server is secure and encrypted. SAFmodule has also been qualified for use with Novell Corporation, Healthcast and Passlogix Single Sign-On (SSO) products.

•

SAFaccess for eTrust SSO—SAFaccess is a companion product to Computer Associates’ eTrust SSO security product. SAFaccess provides a secure and positive biometric verification of a user’s identity when he or she uses Computer Associates’ SSO product. SAFaccess extends the standard administrative tools provided by Computer Associates to manage the initial enrollment and storage of biometric information on the SAFserver SQL database. SAFaccess now supports the combination of biometric authentication and tokens such as smart cards or proximity cards. One proximity card product supported by SAFaccess is capable of automatically capturing a person’s user name from a distance of up to 12 feet.

Standalone Workstation Product:

•	SAFsolution Windows Workstation Edition (“SAFsolution Workstation”)—SAFsolution Workstation provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution Workstation stores the user’s biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution Workstation also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. It is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. It is also intended to provide a direct upgrade path to the enterprise version of SAFsolution that is fully integrated with Microsoft’s Active Directory Service and Microsoft Management Console for central storage and management of biometric credentials. SAFsolution Workstation has also been qualified to directly interface with the Passlogix SSO product.

Marketing and Distribution

We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of healthcare, pharmaceuticals, education, government, and financial services in North America. Our business development staff trains and supports our indirect distribution channel partners, who resell our products worldwide.

We market our products to potential customers across a wide range of general business sectors primarily through:

•	direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

•	distributors who act as middle-men distributing our products to a network of resellers in a specified region (primarily outside of the United States);

•	resellers who purchase our products directly from us and sell them to end-user customers in a specified geographic region;

•	original equipment manufacturer resellers (hardware manufacturers) who buy our software to resell to customers with their biometric device hardware as a combined or “bundled” product;

•	sales agents who act like “manufacturer’s representatives” to introduce our products into key accounts; and

•	strategic alliance partners, such as Citrix, Computer Associates, Healthcast, Microsoft, Novell and Passlogix who frequently introduce our products into their customer accounts that need biometric authentication features added to their respective product platforms.

Our relationships with distributors, resellers, original equipment manufacturer resellers and sales agents are generally formalized in written contracts that address the specific products that can be sold, applicable pricing discounts and the geographic territory within which our products can be sold. Our strategic alliances are with companies that have formal “partner” programs. These companies generally publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships can provide us with specific benefits such as:

•	access to key alliance partner technical, marketing and sales personnel;

•	early access to new versions of the alliance partner’s software so that we can modify our software and release it at the same time that our alliance partner releases its new software version;

•	ability to package our products with our alliance partner’s product; and

•	participation in joint partner marketing programs such as seminars, trade shows, conferences, and co-op advertising.

Our marketing goals include identifying potential distributors and resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving greater order volume by disseminating our products through multiple direct and indirect distribution channels worldwide.

Some of our reseller partners combine our enterprise software with their own biometric technology and sell the combined product through their own sales channels. We also have relationships with international distributors that carry our products and make them available to a broader audience of secondary distributors and resellers within their markets.

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

Enterprise Products:

We intend to focus on promoting our enterprise network security products to take advantage of the growing awareness of the importance of protecting enterprise network infrastructures from unauthorized access. We have a team of business development and sales professionals who are located in various regions of the country. They focus their marketing efforts on high profile end-user customers. They also identify, recruit, train and support a network of distributors and resellers. Typically, these resellers are already selling enterprise network products that are based on Citrix, Computer Associates, Microsoft or Novell products, which our products are designed to complement. Our network of resellers often provides a range of additional services to their customers, including network component sales, network consulting, security consulting, systems installation, technical services and network management services.

We also sell our products alongside the sales organizations of our strategic alliance partners. We believe that our products complement theirs and fill a customer need that would not otherwise be met. We strive to leverage the existing sales organizations and reseller networks of these companies to achieve sales of our products at minimum expense. We work closely with each of these strategic alliance partners to support these joint sales efforts.

Standalone Workstation Products:

We intend to offer our SAFsolution Workstation product through biometric technology resellers and volume distributors that want to package this product with biometric technology to create a bundled product for their customers. We intend to market SAFsolution Workstation through the direct and traditional reseller channels as a basic offering. We believe this will provide a set of biometric authentication functions that can be utilized “out of the box” as a first step to deploy biometric authentication within an enterprise setting to create a bundled product for the customer. We believe that SAFsolution Workstation will provide a straightforward upgrade path to the enterprise versions of our products.

Technology Partnerships and Licensed Technology

Fifteen technology partners currently supply us with fingerprint-based hardware devices and algorithm software, which are used to capture a fingerprint image. The software that we develop allows our customers to use this fingerprint hardware and algorithm software to gain secure access to computer networks and workstations. Our technology partners’ products are packaged with ours into a single product for sale to our customers. Most of the business relationships with these companies can be characterized as manufacturer-to-reseller agreements. Most of the fingerprint device suppliers that we support have established no-cost software licensing arrangements with us. We are authorized to sell fingerprint readers or software provided by the following companies:

•	AuthenTec, Inc.—Makes software algorithms and chip-based fingerprint technology sensor components for integration into a variety of form factors by several OEM manufacturers.

•	BIO-key International, Inc—Makes software algorithms that support a variety of fingerprint sensor devices.

•	Billionton Systems, Inc.—Makes chip-based fingerprint reader devices packaged into a Personal Computer Memory Card (PCMCIA) fingerprint reader for laptop computer applications.

•	Dream MIRH Co., Ltd.—Makes chip-based fingerprint reader device packaged into a computer mouse and connected to the desktop computer through a Universal Serial Bus (USB) port.

•	Identix, Inc.—Makes software algorithms and optics-based fingerprint reader devices packaged into a standalone fingerprint reader that interfaces through a USB port and a PCMCIA fingerprint reader for laptop computer applications.

•	Keysource, Inc.—Makes specialized keyboard products that incorporate various types of fingerprint sensors.

•	Lifeview, Inc.—Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a Universal Serial Bus (USB) port.

•	Precise Biometrics AB—Makes software algorithms and chip-based fingerprint and smart card reader devices that are packaged into a computer keyboard, standalone device, combination fingerprint and smart card reader, PCMCIA fingerprint reader for laptop computer applications. These devices can be connected through USB or parallel interfaces.

•	SCM Microsystems, Inc.—Makes chip-based fingerprint reader devices packaged into a PCMCIA configuration for laptop computer users.

•	SecuGen Corporation—Makes packaged software algorithms and optics-based fingerprint reader devices that are packaged into a computer keyboard, standalone device, and computer mouse configurations that are connected to a desktop computer workstation through a parallel or USB port.

•	ST Microelectronics Group—Makes software algorithms and chip-based fingerprint and smart card reader devices that are packaged into a standalone device, combination fingerprint and smart card reader, and combination SIMM chip and fingerprint reader. These devices are connected to a desktop computer workstation through a USB port.

•	Startek Engineering, Inc.—Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

•	Targus Group International—Makes chip-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port and PCMCIA fingerprint readers for laptop computer applications.

•	Veridicom, Inc.—Makes software algorithms and chip-based fingerprint and smart card reader devices that are packaged into a standalone device and a combination fingerprint and smart card reader. These devices are connected to a desktop computer workstation through a parallel or USB port.

•	Zvetco Biometrics, Inc.— Makes chip-based fingerprint reader devices that are packaged into a stand-alone device and computer keyboards. These devices are connected to a desktop workstation through a USB port.

We also resell iris recognition, voice verification and facial feature recognition software from various companies with which we have licensing arrangements. We bundle our technology partners’ recognition software into our own software products for sale to end-users. These license agreements are with the following companies:

•	ScanSoft, Inc. (formerly Lernout & Hauspie Speech Products NV)—Makes speaker verification technology for text dependent technology modules that work with a Windows sound card and microphone.

•	Identix, Inc. (formerly Visionics Corporation)—Makes face recognition technology for modules that work with a Microsoft Video for Windows compatible desktop videoconferencing camera.

•	Iridian Technologies, Inc.—Makes iris recognition technology that supports camera devices manufactured by Panasonic Digital Imaging Co. and Oki Electric Industry Co., Ltd.

We are not dependent on any of these licensing arrangements. Additionally, the bulk of our business relates to fingerprint technology and those relationships are primarily based on no-cost licensing arrangements.

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

We also license our products to two original equipment manufacturer (OEM) companies that package our software with their biometric devices and sell them through their own distribution channel to end-users as a bundled solution. These OEM companies include the following:

•	Oki Electric Industry Co., Ltd.—Makes a hand-held iris recognition camera that connects to a desktop computer workstation through a USB port.

•	SecuGen Corporation—Makes packaged software algorithms and optics-based fingerprint reader devices for standalone, mouse-integrated, and keyboard-integrated configurations that are connected to a desktop computer workstation through a parallel or USB port.

We are able to provide our customers with a choice of technology by combining the appropriate biometric “plug-in” software module with our API standards-based, application software product framework. The customer may also purchase these plug-in API-compliant modules, and the related biometric device hardware, that will work with our third-party software. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

Competition

The markets for our products and solutions are highly competitive and are characterized by rapid technological change. We expect competition to increase as other companies introduce products that are competitively priced, which may have increased performance or functionality or that incorporate technological advances that we have yet developed or implemented. Other companies that have developed software products that utilizing biometric identification technology and are active in the United States include BioconX, Inc.,

BioNetrix, Inc., Digital Persona, Identix, Inc. and I/O Software, Inc. Our strategy is to differentiate our products in the marketplace by offering products that:

•	are competitively priced;

•	meet the requirements for large-scale enterprise network implementation;

•	are able to use more than one biometric characteristic for identification;

•	are open-systems-standards compliant; and

•	are scalable as new users are added.

We expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards, and digital certificates. While in some instances we will compete with these technologies, our strategy is to integrate other factors of authentication into our products. For example, “digital certificates” provide a secure method of encrypting messages and accessing services. However, only a password or PIN number often protects the sender’s certificate key. We currently offer SAF products that support smart cards, radio-frequency proximity badges and digital certificates, and we intend to continue to enhance these offerings.

As a non-exclusive licensee of biometric technologies, we could also experience competition from other products and services incorporating the technology that we license. Many of our present and potential competitors have substantially greater financial, marketing and research resources than we do. In order to effectively compete in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. We may not be able to make the technological advances necessary to compete successfully. New or existing competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features, which could render our products obsolete.

We believe that the most important competitive factors for our products are the degree of security provided, ease of use, functionality, price, size and reliability. In addition to competition from companies developing and marketing other biometric security applications, we face competition from technologies relying on PINs, smart cards, tokens or passwords. In competing with these non-biometric products, we believe that the most important competitive issue is the trade-off between the additional security provided by positive personal identification and the higher price. However, we believe the replacement of computer passwords by our products is a very cost effective solution. In some instances, however, products using non-biometric technologies may be complementary to, rather than competitive with, our products.

Patents and Trademarks

We hold five assigned patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies that will promote or use SAF software products:

•	Patent 5,546,471: Ergonomic Fingerprint Reader Apparatus issued August 13, 1996, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

•

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

•	Patent 5,920,642: Ergonomic Fingerprint Reader Apparatus issued July 6, 1999, is directed to improvements in television set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator’s preferences, modify the provided level of service, or authorize a transaction against a specific account.

•	Patent 6,028,950: Fingerprint Controlled Set-Top Box issued February 22, 2000, discloses a method for securing electronic commerce transactions initiated via a television set-top box using a fingerprint and is a continuation of Patent 5,920,642. The fingerprint can be acquired by a device built into the set top box or by a device built into the remote control unit. The stored fingerprint data of the customer can be stored in the set top box, a central server, distributed remote server, smart card, or other form of “portable data file.” We believe that this invention solves the problem of positively identifying customers making e-commerce transactions from a home set top access terminal.

•	Patent 6,041,134: Ergonomic Fingerprint Reader Housing issued March 21, 2000, provides for an ergonomic fingerprint acquisition device. This device has two displaced surfaces that provide a natural grasping surface for the hand. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture device: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

In addition, we have pending applications for our SAF software. There is no assurance that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

We also rely on unpatented know-how, trade secrets and continuing research and development. We may not have any protection from other parties who independently develop the same know-how and trade secrets. Protection of our proprietary products and services may be important to our business, and our failure or inability to maintain this type of protection could have a material adverse affect on our business, financial condition, results of operations and prospects. Moreover, while we do not believe that the production and sale of our proposed products or services infringe on rights of third parties, if we are incorrect in this regard, our failure to obtain needed licenses from these third parties could have a material adverse effect on our ability either to complete the development of certain products or services or to produce and market these products or services. Failure to obtain any of these types of licenses could adversely impact our business, condition (financial or otherwise), results of operations and prospects.

We license certain patents or other intellectual property (including biometric hardware or software products) from other companies. The competitive nature of our industry makes any patents and patent applications of our licensors important to us. There is no assurance that any of the patent applications of these licensors will be granted, that patents previously granted will prove enforceable, or that any of these patents or patent applications will lead to any competitive advantage for us.

We have registered certain service marks and trademarks with the United States Patent and Trademark Office. However, we have not registered certain other trademarks and trade names which we use with the United States Patent and Trademark Office nor in any foreign government trademark offices. With respect to unregistered trademarks, we generally accompany the use of these trademarks with our name to indicate the origin of the products to which they are applied, to distinguish them from the products of competitors and to build goodwill in these trademarks.

Employees

As of March 24, 2003, we had 51 full-time employees. From time to time, we also utilize consultants for specific assignments. None of our employees is represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

Item 2.    Properties

We lease our current principal executive offices, consisting of approximately 5,049 square feet, in Bellevue, Washington, under a lease that expires in April of 2003. In March of 2003, we signed a 3-year lease for 9,569 feet and will be moving our principal executive offices to this new Bellevue location in April. We also lease approximately 8,400 square feet of office space, under a lease expiring in March of 2007, in Edmonton, Alberta, Canada as well as 1,645 square feet of office space in Reston, Virginia, under a lease that expires in June 2004. We believe that our facilities are adequate to satisfy our projected requirements, and that additional space will be available if needed.

Item 3.    Legal Proceedings

On August 2, 2002, we settled with International Interest Group, Inc. (IIG), by paying a total sum of $540,000, for all claims brought by IIG stemming from a lawsuit originally filed in June of 1999. We had accrued the entire amount of the settlement prior to June 30, 2002.

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleges breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with our purchase of substantially all of the intellectual property and fixed assets of Jotter in December 2000. The complaint seeks relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. The complaint also seeks unspecified monetary and equitable relief against SAFLINK and Jotter. We believe that Jotter has the obligation to indemnify us for any claims or losses in connection with the asset purchase pursuant to the terms of the asset purchase agreement between Jotter and SAFLINK, and we have demanded such indemnification from Jotter. We intend to vigorously and actively defend this action.

Litigation is subject to significant uncertainty and any final result could be greater or less than current management expectations. However, we believe that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

In December of 2002, we obtained a written consent in lieu of a meeting of stockholders from no less than (i) a majority of the outstanding shares of our common stock, and (ii) two-thirds of the outstanding shares of our Series E preferred stock, then entitled to vote as of the record date of November 26, 2002, to approve the following actions:

•	amendment to our Certificate of Incorporation to clarify certain rights, preferences and privileges of our Series E preferred stock; and

•	clarification of Section 3 of our 2000 Stock Incentive Plan to confirm the maximum aggregate number of shares of our common stock that may be optioned and sold under the plan.

We mailed a notice to the non-consenting stockholders on January 14, 2003 notifying them of these actions.

PART II

Item 5.    Market for the Company’s Common Stock and Related Stockholder Matters

Prior to August 9, 2001, our common stock was listed on the Nasdaq SmallCap Market under the symbol “ESAF”; however, on May 31, 2001, Nasdaq suspended trading in our stock. On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market. Our stock began trading on the Pink Sheets on August 10, 2001 and is currently quoted on the OTC Bulletin Board (OTCBB). On November 19, 2001, we effected a one-for-seven reverse stock split and changed our stock symbol to SFLK. As of March 20, 2003, there were 401 record holders of our common stock. This does not include the number of people whose stock is in nominee or street name accounts through brokers.

The last sale price of our common stock as reported on the OTCBB on March 20, 2003 was $4.20 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the Nasdaq SmallCap Market (without retail markup or markdown and without commissions) for each full quarterly period from January 1, 2001 through August 9, 2001 and the range of high and low close prices for our common stock as quoted on the OTCBB from August 10, 2001 through December 31, 2002, as adjusted for our one-for-seven reverse stock split on November 19, 2001. The over-the-counter market figures shown below reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
Fiscal year ended December 31, 2001:
First Quarter	12.47	3.50
Second Quarter	6.30	1.54
Third Quarter	2.59	0.56
Fourth Quarter	2.52	1.25

Fiscal year ended December 31, 2002:
First Quarter	1.90	0.96
Second Quarter	2.50	1.06
Third Quarter	3.00	2.10
Fourth Quarter	4.25	2.34

We have never paid or declared cash dividends on our common stock, nor do we intend to pay or declare cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On November 27, 2002, we raised approximately $3.5 million through a private placement of common stock and warrants. A total of 1,346,154 shares of our common stock were sold to a group of institutional and accredited investors led by a significant existing investor at a price of $2.60 per share, pursuant to the terms of a securities purchase agreement and common stock warrant. The investors were also issued 5-year warrants to purchase an aggregate of 807,692 shares of our common stock exercisable at $3.60 per share. We also issued warrants to purchase an aggregate of 161,538 shares of our common stock exercisable at $2.60 per share and warrants to purchase an aggregate of 80,769 shares of our common stock exercisable at $3.60 per share to placement agents in connection with this financing. The exemption from registration relied upon for this transaction was Section 4(2).

During October 2002, we issued 12,500 shares of common stock and 50,000 common stock warrants to Vfinance, Inc. pursuant to a financial advisory agreement. We also issued 50,000 common stock warrants to

Viewtrade, Inc. and 100,000 common stock warrants to Spencer Trask Ventures, Inc. pursuant to financial advisory agreements. During November 2002, we issued 35,000 common stock warrants to Thomas Colatosti and 25,000 common stock warrants to Mark Kolibas pursuant to advisory services agreements. The exemption from registration relied upon for these transactions was Section 4(2).

During the period from October through December of 2002, 29,429 shares of common stock were issued due to conversion of Series E preferred stock. Also during this period, 240,165 shares of common stock were issued as a result of exercises of common stock warrants that were issued in connection with past financings. The exemption from registration relied upon for these transactions was Section 4(2).

Item 6.    Selected Financial Data

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Summary Operating Data
Revenue	$2,006	$402	$1,523	$1,303	$4,920
Net loss	(6,223)	(14,138)	(8,956)	(3,927)	(1,384)
Preferred stock dividend and accretion	4,731	1,485	348	104	278
Net loss attributable to common stockholders	(10,954)	(15,623)	(9,304)	(4,031)	(1,662)
Basic and diluted loss per common share	(0.73)	(3.47)	(3.12)	(1.61)	(1.61)
Weighted average number of common shares	14,919	4,499	2,983	2,506	1,031

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Summary Balance Sheet Data
Total assets	$8,618	$625	$7,997	$6,782	$2,685
Total liabilities	1,355	5,388	6,395	1,184	716
Working capital	7,064	(3,627)	(3,278)	5,394	1,503
Long-term debt, net of discounts	—	1,506	1,485	—	—
Stockholders’ equity (deficit)	7,263	(4,763)	1,602	5,598	1,969

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below, and identified in the section of this annual report on Form 10-K entitled “Risk Factors That May Affect Future Results” that could cause actual results to differ materially from historical results or those anticipated.

Overview

We provide cost-effective software that may be combined with a variety of biometric hardware products to verify the identity of a user accessing a computer and related network resources. We develop and sell software and resell hardware from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers, known as PINs, in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, positive identification can be achieved independent of any information possessed by the individual seeking authorization.

Our software products are designed for large-scale and complex computer networks and allow computer users to be identified from a variety of biometric technologies. Our products comply with a published industry standard that allows the use of multiple biometric technologies. In December 1997, we introduced and demonstrated the first example of this industry standard called the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by us under contract with the United States Department of Defense and was subsequently released into the public domain. We have also been a leading contributor of the new standard that replaced HA-API called BioAPI. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 100 organizations that have collaborated to develop this new standard. We also support other related standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification, and we intend to make our products compliant with these standards as they continue to evolve.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9 and related interpretations, including Technical Practice Aids, which provide specific guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware. Such revenue is recognized upon delivery of the hardware, provided that all other conditions of the sale have been met.

Service and other revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue is primarily related to installation, integration and training services performed on a time-and-materials basis under separate service arrangements. Fees from consulting are recognized as services are performed.

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

We incurred a net loss attributable to common stockholders of approximately $11.0 million for the year ended December 31, 2002, as compared to a net loss of approximately $15.6 million for the year ended December 31, 2001. In January 2002, we issued approximately 4.8 million shares of our common stock upon exercise of warrants. In connection with the warrant exercises, the per share exercise price of the warrants was reduced from $1.75 to $1.00, and each exercising warrant holder received a warrant to purchase additional shares of our common stock. We accounted for the value of these inducements as an in-substance preferred stock dividend in the amount of $4.7 million. Excluding the preferred stock dividend of $4.7 million, related to our special warrant offering, the net loss for the year ended December 31, 2002 was $6.2 million.

The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2002 and 2001, and between fiscal years 2001 and 2000, and should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue and Cost of Revenue

Revenue of $2.0 million for the year ended December 31, 2002 increased approximately $1.6 million from revenue of approximately $402,000 for the year ended December 31, 2001. The increase was primarily due to a one-time large enterprise sale totaling approximately $933,000 recognized in December of 2002 as well as an ongoing revenue stream from services performed on the Department of Defense’s Common Access Card (CAC) program. Our large enterprise sale was a one-time revenue event that may not be a basis for predicting future revenue. Approximately $1.2 million in revenue came from product sales and $831,000 from services.

Three customers—Freddie Mac, Bearing Point (for the Department of Defense’s CAC program) and Kaiser Permanente—accounted for 46%, 24%, and 11% of our 2002 revenue, respectively.

Cost of revenue consists of software materials, computer hardware, and services costs in 2002 and 2001. Cost of revenue in 2001 also included amortization of intangibles and impairment of intangible assets. The cost of revenue decreased from $4.0 million in 2001 to $1.1 million in 2002. The decrease was primarily due to certain charges recorded in 2001 that did not recur in 2002. Such charges included nine months of amortization of purchased technology totaling $955,000, and an impairment loss on purchased developed product technology of $2.8 million, related to the acquisition of substantially all of the assets of Jotter Technologies in December 2000.

We anticipate that cost of revenue as a percentage of sales will be more consistent with 2002 results for the foreseeable future.

Operating Expenses

Operating expenses decreased significantly in 2002 to approximately $7.4 million from $10.1 million in 2001. The decrease was primarily due to amortization of intangibles and charges related to impairments and restructuring activities occurring in 2001, and lower personnel, legal and professional service costs, partially offset by an increase in advertising and promotion expenses.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from the prior year:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$(810)	(32)
Amortization of intangibles	(374)	*
Impairment loss on intangible assets	(1,127)	*
Sales and marketing	968	104
Restructuring and relocation	(786)	*
General and administrative	(568)	(13)

	$(2,697)	(27)

*	Not meaningful

Product Development

Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased from $2.6 million in 2001 to $1.8 million in 2002. The decrease in product development costs was primarily due to decreased personnel costs of $530,000, decreased professional service expenses of $160,000 and other occupancy and general expenses of $110,000 due to lower headcount. We reduced our staffing levels by approximately 13 staff members in product development during June of 2001, which lowered personnel costs for the remainder of 2001 and 2002. We expect to add a significant amount of new product development staff in the coming year as we add new products, and enhance existing products, for the enterprise network market. As a result, we expect our product development costs to gradually increase throughout 2003.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of certain identifiable intangible assets resulting from the acquisition of Jotter in December of 2000 and other licensed technology acquired from Anovea, Inc. We incurred amortization expenses on intangible assets in the amount of $374,000 during 2001 and no amortization expense in 2002 related to the Company’s operating expenses. As of December 31, 2002, we had no unamortized intangible assets.

Impairment loss on intangible assets

In 2001, we performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in our stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, a decision by management of the Company to limit further integration and development of the Jotter technology into our current and anticipated product offering due to current resource limitations. We determined that the carrying value of certain intangible assets was not recoverable and recognized an impairment loss on intangible assets during the quarter ended September 30, 2001 of approximately $3.9 million relating to the remaining net carrying value of certain intangible assets acquired. The impairment loss on intangible assets was comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statements of operations. Additionally, we charged approximately $535,000 of assembled workforce, $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statements of operations. There was no similar expense in 2002.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses increased from $929,000 in 2001 to $1.9 million in 2002. The increase in sales and marketing costs was primarily due to increases in personnel costs of $287,000, travel and entertainment expenses of $88,000, advertising and promotion expenses of $235,000, trade show costs of $190,000, and other occupancy, professional service and general expense increases of $168,000. We expect to increase our expenditures on sales and marketing substantially in the coming months, as we add headcount and increase our advertising and promotion activities.

Restructuring and Relocation

Restructuring and relocation expenses consist of costs resulting from the termination or relocation of employees and other expenses associated with a corporate restructuring program aimed at streamlining our underlying cost structure. During 2001, there were no relocation costs. The 2001 expense of $786,000 was primarily comprised of $304,000 in severance packages to certain employees, approximately $139,000 in lease termination costs and the write off of $328,000 in leasehold improvements and other furniture and equipment in conjunction with the restructuring. There were no restructuring or relocation costs incurred during 2002.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased from approximately $4.3 million in 2001 to approximately $3.8 million in 2002. The primary reason for the decrease in general and administrative costs was due to certain litigation-related expenses recorded in 2001. We recorded an accrued expense of $450,000 related to the IIG lawsuit in 2001 and $90,000 of additional expense in 2002 prior to the lawsuit being settled in August of 2002.

Included in general and administrative costs in 2002 were approximately $570,000 in non-cash professional services costs that represented the amortization of stock compensation under several financial advisory agreements. This increase in expense was mostly offset by the reduction of cash expenses for legal and other professional service costs during 2002.

We anticipate that general and administrative expenses will increase modestly in the coming year, but we do not expect any significant changes in our administrative operations that would materially impact costs in the near term.

Interest Expense

Interest expense consists of interest expense and bank fees associated with debt obligations and credit facilities. Interest expense decreased significantly from approximately $783,000 in 2001 to approximately $44,000 in 2002. Our debt as of December 31, 2001 was either converted to equity or paid off in the first quarter of 2002, thus interest expense on those debt obligations and credit facilities ceased.

Other Income, Net

Other income, net consists of earnings on our cash, cash equivalent and short-term investment balances, augmented by gains and offset by any miscellaneous charges. Other income, net increased from approximately

$26,000 in 2001 to approximately $310,000 in 2002. The increase was primarily due to a non-recurring gain of approximately $292,000 resulting from a favorable settlement on an accounts payable obligation which was expensed in prior years over several operating and non-operating expense categories.

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 2002 over 2001 change in total operating expense by functional category:

	Changes In Operating Expenses
	(000s)	Percent
Compensation and related benefits	$(307)	(9)
Legal and professional services	(192)	(10)
Travel and entertainment	102	38
Advertising and promotion	235	242
Telephone and Internet	(104)	(33)
Occupancy	(152)	(43)
Restructuring and relocation	(786)	*
Impairment loss on intangible assets	(1,127)	*
Amortization of intangibles	(374)	*
Depreciation	(136)	(38)
Other	144	15

	$(2,697)	(27)

*	Not meaningful

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue and Cost of Revenue

Revenue of $402,000 for the year ended December 31, 2001 decreased approximately $1.1 million from revenue of approximately $1.5 million for the year ended December 31, 2000. The decrease was primarily due to reduced promotional activities caused by a shortage of funds during the first six months of the year. During the last six months of 2001, we refocused our efforts on the enterprise biometric market and concentrated on closing sales to potential customers.

Four customers—Triton Resources, Kaiser Permanente, Nufocus and Home Shopping Network, a related party, accounted for 36%, 29%, 16% and 11% of the Company’s 2001 revenue, respectively.

Cost of revenue consists of software materials, computer hardware, and services costs, amortization of intangibles and impairment of intangible assets. The cost of revenue increased from $481,000 in 2000 to $4.0 million in 2001. The increase was primarily due to nine months of amortization of purchased technology totaling $955,000, and an impairment loss of $2.8 million related to the acquisition of substantially all of the assets of Jotter Technologies in December 2000.

Late in 2001, in response to resource limitations, we decided not to pursue opportunities related to technologies acquired in the Jotter acquisition. Accordingly, we determined that the carrying value of the purchased technology was not recoverable and recognized the impairment loss.

The increase in cost of revenue due to amortization of purchased technology and the impairment charge were offset by decreases in software, hardware and services costs of approximately $210,000, combined. This decrease was primarily the result of lower revenue.

Operating Expenses

Excluding amortization of intangibles and one-time charges related to impairments, restructuring and purchased in-process research and development, operating expenses for the year ended December 31, 2001 decreased approximately $2.2 million as compared to the year ended December 31, 2000. The decrease was primarily due to lower personnel costs as a result of restructuring as well as decreased travel, entertainment, advertising and promotion costs.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from the prior year:

	Changes in Operating Expenses
	(000s)	Percent
Product development	$(1,615)	(39)
Amortization of intangibles	374	*
Impairment loss on intangible assets	1,127	*
Sales and marketing	(827)	(47)
Restructuring and relocation	562	251
Purchased in-process research and development	(208)	(100)
General and administrative	825	24

	$238	2

*	Not meaningful

Product Development

Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased from $4.2 million in 2000 to $2.6 million in 2001. The decrease in product development costs was primarily due to decreased personnel costs of $1.3 million. We reduced our staffing levels by approximately 13 staff members in product development during June of 2001.

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

Impairment loss on intangible assets

In 2001, we performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in our stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, a decision by management of the Company to limit further integration and development of the Jotter technology into the Company’s current and anticipated product offering due to current resource limitations. We determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets during the quarter ended September 30, 2001 of approximately $3.9 million relating to the remaining net carrying value of the intangible assets acquired. The impairment loss on intangible assets was comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statements of operations, and approximately $535,000 of assembled workforce, $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements included under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statements of operations.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, promotional expenses and travel and entertainment costs. Sales and marketing expenses decreased from $1.8 million in 2000 to $929,000 in 2001. The decrease in sales and marketing costs was primarily due to decreases in personnel costs of $143,000 and decreases in travel of $185,000 and advertising expenses of $331,000.

Restructuring and Relocation

Restructuring and relocation expenses consist of costs resulting from the termination or relocation of employees and other expenses associated with a corporate restructuring program aimed at streamlining our underlying cost structure. During 2001, there were no relocation costs. The 2001 expense of $786,000 was primarily comprised of $304,000 in severance packages to certain employees, approximately $139,000 in lease termination costs and the write off of $328,000 in leasehold improvements and other furniture and equipment in conjunction with the restructuring.

In fiscal year 2000, we incurred $224,000 as a result of our relocation from Tampa, Florida to Redmond, Washington.

Purchased In-Process Research and Development

In connection with our purchase of the intellectual property and fixed assets of Jotter in December 2000, we recorded a non-recurring charge of $208,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Among the factors we considered in determining the amount of the allocation of the purchase price to in-process research and development were the estimated stage of development of each module of the technology, including the complexity and technical obstacles to overcome, the estimated expected life of each module, the estimated cash flows resulting from the revenue, margins, and operating expenses generated from each module, and the discounted present value of the cash flows associated with the in-process technologies. There was no similar expense in 2001.

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

Other Income, Net

Other income, net consists of earnings on our cash, cash equivalent and short-term investment balances, offset by any miscellaneous charges. Other income, net increased from approximately $11,000 in 2000 to approximately $26,000 in 2001. The increase was primarily due to an increase in earnings on our cash and cash equivalent balances, which carried a higher average balance than in 2000.

Operating Expense Analysis by Functional Activity

The following table provides an analysis of the 2001 over 2000 change in total operating expense by functional category:

	Changes In Operating Expenses
	(000s)	Percent
Compensation and related benefits	$(1,437)	(30)
Legal and professional services	201	15
Travel and entertainment	(204)	(43)
Advertising and promotion	(407)	(76)
Telephone and Internet	70	29
Occupancy	(61)	(15)
Restructuring and relocation	562	251
Purchased in process-research and development	(208)	(100)
Impairment loss on intangible assets	1,127	*
Amortization	292	357
Depreciation	104	51
Other	199	10

	$238	2

*	Not meaningful

Liquidity and Capital Resources

We financed our operations during fiscal 2002 primarily from our existing working capital at December 31, 2001, the net proceeds of warrants exercised in January 2002, a $6.6 million private placement of common stock in June 2002 and a $3.5 million private placement of common stock in November 2002. As of December 31, 2002, our principal source of liquidity consisted of $7.1 million of working capital. As of December 31, 2002, we had cash and cash equivalents of $7.4 million compared to only $64,000 as of December 31, 2001. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank. We had a working capital surplus of $7.1 million at December 31, 2002 compared to a working capital deficit of $3.3 million at December 31, 2001.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in April 2003, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team that expires in March 2007. Further, we lease office space for our sales force and integrated solutions group in Reston, Virginia, which expires in June 2004.

The following table reflects our contractual commitments for operating leases as of December 31, 2002 (in thousands):

	2003	2004 to 2005	2006 to 2007	Total
Operating leases	$104	95	41	$240

In March of 2003, we signed a 3-year lease for 9,569 square feet in Bellevue, Washington that will become our new executive offices. Contractual commitments associated with this lease are $161,000, $217,000, $220,000, and $92,000 for the years 2003, 2004, 2005, and 2006, respectively.

During the period from January 2, 2003 through February 18, 2003, warrants to purchase approximately 4,820,000 shares of our common stock, which were issued in connection with prior financing transactions, were exercised for approximately $9,700,000. We intend to use the proceeds of the warrant exercises and common stock purchases for working capital and general corporate purposes.

We used cash of approximately $6.5 million for operating activities in 2002 which was approximately $626,000 less than the amount used in operations during 2001. The decrease in the use of cash was primarily due to increased revenue. Cash used in investing activities decreased $7,000 in 2002, to $74,000 from $81,000 in 2001. Net cash provided by financing activities increased to $14.0 million in 2002, compared to $6.2 million in 2001.

As a result of the financing in November of 2002 and warrant exercises in January and February of 2003, we believe we have sufficient funds to continue our operations into the year 2004, assuming no significant and unexpected uses of cash.

Recently Issued Accounting Pronouncements

During 2002, we adopted new accounting standards related to the accounting for impairment of long-lived assets. There was no cumulative translation adjustment recorded upon the adoption of this accounting standard and the adoption of this accounting standard did not have a material impact on our consolidated financial position, results from operations or cash flows. Following is a brief summary of recent accounting pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We were required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. In 2003, upon adoption of SFAS No. 145, we will be required to reclassify our extraordinary gain from debt restructuring in 2001.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the our financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K.

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

We have accumulated significant losses since we started doing business and may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We may continue to accumulate losses. We have accumulated net losses of approximately $85.2 million from our inception through December 31, 2002. We have continued to accumulate losses after December 31, 2002 to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future.

Our success depends on significant growth in the biometrics market and on broad acceptance of products in this market.

Because almost all of our revenue will come from the sale of products that use biometric technologies, our success will depend largely on the expansion of markets for biometric products domestically and internationally. Even if use of biometric technology gains market acceptance, our products may not achieve sufficient market acceptance to ensure our viability. We cannot accurately predict the future growth rate of this industry or the ultimate size of the biometric technology market.

Because they own approximately 48% of our company, two investors could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

Given that two investors, combined, own in excess of 48% of our currently outstanding common stock, they are able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, as of March 20, 2003, these investors held warrants to purchase an additional 3.5 million shares of outstanding common stock. If these investors exercised their warrants, they would own approximately 55% of the then outstanding common stock.

Our stock has been delisted from the Nasdaq SmallCap Market and there is a limited public market for our common stock. As a result, our stockholders may not be able to sell their common stock easily or may experience higher transaction costs resulting from pricing inefficiencies, which may result in a loss upon the disposition of our shares.

Historically, there has been a limited public market for the shares of our common stock. On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market and there is no certainty that our stock will be permitted to trade again on Nasdaq or that there will be an active trading market for our common stock. Our common stock is currently quoted on the OTC Electronic Bulletin Board (OTCBB) and investors may find it more difficult to obtain accurate price quotations of our common stock than they would if the stock were quoted on the Nasdaq SmallCap Market.

Timely and accurate quotations of the price of our common stock may not always be available and trading volume in this market is relatively small. Consequently, the activity of trading only a few shares may affect the market and result in wide swings in price and in volume and in broader spreads between the bid and ask prices. The price of our common stock may fall below the price at which an investor purchased shares, and an investor may receive less than the amount invested if the investor sells its shares, which could result in the loss of the investor’s entire investment.

If the market price of our common stock continues to be volatile, the value of our stock may decline.

Like many other technology companies, the market price of our common stock has been, and may continue to be, volatile, which means the value of your SAFLINK stock may fluctuate. Factors which are difficult to predict such as

•	quarterly revenue,

•	statements and ratings by financial analysts,

•	overall market performance, and

•	announcements by our competitors concerning new product developments contribute to volatility and may have a significant impact on the market price of our common stock. If we are unable to raise additional capital, our common stock may become worthless.

The issuance of common stock reserved for our stock option plans and the exercise of warrants could dilute the value of our stock and may create a negative public perception of the value of our stock.

Our issuance of a large number of additional shares of our common stock upon the exercise of outstanding stock options or warrants could decrease the market price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. If we issue our common stock to option and warrant holders, it will dilute our investors’ interest. In addition, if a large number of option or warrant holders sell their shares of our common stock, it could create a negative public perception of the value of our stock.

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

Since a large percentage of our historic revenue has been derived from a limited number of customers, our sales have experienced wide fluctuations.

Three customers accounted for approximately for 46% (Freddie Mac), 24% (Bearing Point—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our 2002 revenue, respectively. Four customers accounted for approximately 36% (Triton Resources), 29% (Kaiser Permanente), 16% (Nufocus) and 11% (Home Shopping Network) of our 2001 revenue, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

In order to succeed, we will have to keep up with rapid technological change in the software industry and various factors could impact our ability to keep pace with these changes.

Software design and the biometric technology industry are characterized by rapid development and technological improvements. Because of these changes, our success will depend on our ability to keep pace with a changing marketplace and integrate new technology into our software and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes, which in turn, could materially adversely affect how we do business.

Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

Continued participation by us in the market for governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements in order to effectively compete in the marketplace.

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

As of March 20, 2003, 25,612,558 shares of our common stock were outstanding. In addition, there are approximately 8.8 million shares of common stock issuable upon exercise or conversion of outstanding warrants and preferred stock. Sales of shares of common stock in the public market or the perception that sales of large numbers of our shares may occur could adversely affect the market price of our common stock. These sales or the perception of possible sales could also impair our ability to raise capital in the future. It is possible that this scenario will have an adverse effect on the market price of the common stock.

Our business will not grow unless the market for biometric solutions expands both domestically and internationally.

Our product revenue and a portion of our service revenue is derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors including without limitation:

•	the cost, performance and reliability of our products and services and the products and services of competitors;

•	customers’ perception of the perceived benefit of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which firms are using the fingerprint information collected;

•	public perceptions regarding the confidentiality of private information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding these products and services.

Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the market requirements and may not gain wide market acceptance.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	reduced demand for products and services caused by competitors

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors

•	changes in the mix of products and services we or our distributors sell

•	cancellations, delays or contract amendments by government agency customers

•	the lack of availability of government funds

•	unforeseen legal expenses, including litigation costs

•	expenses related to acquisitions

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume certain of our products that may contain complex designs and components

Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenue, compounding the difficulty of achieving profitability in the event of a revenue downturn.

Our lengthy and variable sales cycle will make it difficult to predict operating results.

Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort, we fail to receive an order, a negative impact on our financial results and stock price could result.

It is difficult to predict accurately the sales cycle of any large order for any of our products. If we do not ship one or more large orders as forecast for a fiscal quarter, our total revenue and operating results for that quarter could be materially and adversely affected.

We derive a substantial portion of our revenue from government contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation without penalty and may produce volatility in earnings and revenue.

Our performance in any one reporting period is not necessarily indicative of sales trends or future operating or earnings performance because of our reliance on a small number of large customers, a substantial portion of which are government agencies. Government contracts frequently include provisions that are not standard in private commercial transactions. For example, government contracts may include bonding requirements and provisions permitting the purchasing agency to cancel the contract without penalty in certain circumstances. As public agencies, our prospective customers are also subject to public agency contract requirements that vary from jurisdiction to jurisdiction. Some of these requirements may be onerous or impossible to satisfy.

Failure by us to maintain the proprietary nature of our technology and intellectual property could have a material adverse effect on our business, operating results, financial condition and stock price and on our ability to compete effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative impact on our financial results and stock price. We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

If we fail to adequately manage the size of our business, it could have a severe negative impact on our financial results or stock price.

Our management believes that in order to be successful, we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of the key employees or a sufficient number to execute our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Item 7(a).    Qualitative and Quantitative Disclosure About Market Risk

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

We have certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2003, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information concerning our directors and officers is included in the definitive proxy statement for our 2003 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2002.

Item 11.    Executive Compensation

Information concerning our executives’ compensation is included in the definitive proxy statement for our 2003 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2003 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2003 Annual Meeting of Stockholders, which is incorporated herein by reference. We will file the proxy statement within 120 days of December 31, 2002.

PART IV

Item 14.    Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this annual report on Form 10-K:

(1)  Consolidated Financial Statements

The financial statements filed as a part of this report are listed in the “Index to Financial Statements.”

(2)  Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or related notes.

(b)  Reports on Form 8-K

On December 9, 2002, we filed a current report on Form 8-K regarding a letter, dated November 29, 2002, that we mailed on December 4, 2002, to our stockholders containing a brief review of our historical operations, current activities, and strategic goals for the next several quarters.

On March 6, 2003, we filed a current report on Form 8-K regarding the exercise of certain warrants during the first two months of 2003.

(c)  Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description		Form	Exhibit No.	File No.	Filing Date
3.1	Certificate of Incorporation of The National Registry Inc.		10-K	3.1	000-20270	4/01/2002

3.2	Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of The National Registry Inc.		10-K	3.2	000-20270	4/01/2002

3.3	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of The National Registry Inc.		10-K	3.3	000-20270	4/01/2002

3.4	Statement of Rights and Preferences of Series C Convertible Preferred Stock of The National Registry Inc.		10-K	3.4	000-20270	4/01/2002

3.5	Certificate of Amendment to the Certificate Incorporation of The National Registry Inc.		10-K	3.4	000-20270	3/31/1999

3.6	Certificate of Amendment of Certificate of Incorporation of The National Registry Inc.		10-Q	3.1.1	000-20270	11/12/1999

3.7	Certificate of Designation, Preferences and Rights of Series D Preferred Stock for SAFLINK Corporation		8-K	4	000-20270	11/12/1999

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description		Form	Exhibit No.	File No.	Filing Date
3.8	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation		10-K405	3.1.4	000-20270	4/17/2001

3.9	Certificate of Amendment to Certificate of Incorporation of SAFLINK Corporation		S-1/A	3.1.8	333-68642	11/7/2001

3.10	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation		S-1/A	3.1.9	333-68642	12/10/2001

3.11	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation	X

3.12	Bylaws of The National Registry Inc.		10-K	10.21	000-20270	4/01/2002

4.1	Form of Warrant		8-K	4.1	000-20270	7/01/2002

10.1	Sublease Agreement dated July 16, 2001, between SAFLINK Corporation and Motorola, Inc.		10-Q	10.9	000-20270	8/20/2001

10.2	Securities Purchase Agreement dated June 5, 2001, between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.6	000-20270	6/22/2001

10.3	Registration Rights Agreement dated June 5, 2001, between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.7	000-20270	6/22/2001

10.4	Form of Series A Warrant		10-K/A	10.8	000-20270	6/22/2001

10.5	Form of Series B Warrant		10-K/A	10.9	000-20270	6/22/2001

10.6	Stockholders’ Voting Agreement dated May 25, 2001, between RMS Limited Partnership and Jotter Technologies, Inc.		SC 13D/A	1	005-42397	6/15/2001

10.7	Modification Agreement dated July 27, 2001, between SAFLINK Corporation and the Purchasers listed therein		8-K	10.1	000-20270	8/20/2001

10.8	SAFLINK Corporation 2000 Stock Incentive Plan, as amended*		DEF 14A		000-20270	8/31/2001

10.9	Securities Purchase Agreement, dated as of June 28, 2002, by and among SAFLINK Corporation and the Purchasers listen therein.		8-K	10.1	000-20270	7/01/2002

10.10	Registration Rights Agreement, dated as of June 28, 2002, by and between SAFLINK Corporation and the Purchasers listen therein.		8-K	10.2	000-20270	7/01/2002

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description		Form	Exhibit No.	File No.	Filing Date
10.11	Offer letter to Chief Financial Officer*		10-Q	10.3	000-20270	8/14/2002

11	Statement re Computation of Per Share Earnings (see Note 2 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries: SAFLINK International, Inc., a wholly-owned Delaware corporation		10-K	10.21	000-20270	4/01/2002

23.1	Consent of KPMG LLP	X

24.1	Power of Attorney (included in the signature page of this report)	X

99.1	Certification of Chief Executive Officer	X

99.2	Certification of Chief Financial Officer	X

* Management	contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFLINK CORPORATION
(Registrant)

Date: March 28, 2003

	By:	/s/ GLENN L. ARGENBRIGHT
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

Signature	Title	Date

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ JON C. ENGMAN Jon C. Engman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ FRANK M. DEVINE Frank M. Devine	Director	March 28, 2003

/s/ STEVEN M. OYER Steven M. Oyer	Director	March 28, 2003

/s/ ROBERT M. SMIBERT Robert M. Smibert	Director	March 28, 2003

FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Glenn L. Argenbright, certify that:

1.	I have reviewed this annual report on Form 10-K of SAFLINK Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright President and Chief Executive Officer

FORM OF SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Jon C. Engman, certify that:

1.	I have reviewed this annual report on Form 10-K of SAFLINK Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SAFLINK Corporation:

We have audited the consolidated balance sheets of SAFLINK Corporation and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAFLINK Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Seattle, Washington

February 7, 2003, except as to Note 16, which is

as of March 24, 2003

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$7,447	$64
Accounts receivable, net of allowance for doubtful accounts of $4 and $2 at December 31, 2002 and 2001, respectively	143	43
Inventory	39	24
Other current assets	790	124

Total current assets	8,419	255
Furniture and equipment, net	199	343
Intangible assets, net	—	27

	$8,618	$625

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$758	$1,224
Accrued expenses	467	1,030
Notes payable	—	1,435
Deferred revenue	130	193

Total current liabilities	1,355	3,882
Convertible long-term debt, net of discounts	—	1,506

Total liabilities	1,355	5,388

Commitments, contingencies and subsequent events

Stockholders’ equity (deficit):
Preferred stock, $.01 par value:
Authorized—1,000 shares
Series E—Liquidation preference of $4,800 in aggregate as of December 31, 2002, 24 and 40 shares issued and outstanding as of December 31, 2002 and 2001, respectively	—	—
Common stock, $.01 par value:
Authorized—100,000 shares as of December 31, 2002 and 2001 Issued—19,610 and 4,577 shares as of December 31, 2002 and 2001, respectively	196	46
Deferred stock-based compensation	—	(44)
Additional paid-in capital	92,316	69,530
Accumulated deficit	(85,249)	(74,295)

Total stockholders’ equity (deficit)	7,263	(4,763)

	$8,618	$625

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
Revenue:
Product (including sales to related party of $0, $46 and $149 during 2002, 2001, and 2000, respectively)	$1,175	$139	$995
Service	831	263	528

Total revenue	2,006	402	1,523
Cost of revenue:
Product	800	116	303
Service	286	155	178
Amortization of intangible assets	—	955	—
Impairment loss on intangible assets	—	2,811	—

Total cost of revenue	1,086	4,037	481
Gross profit (loss)	920	(3,635)	1,042
Operating expenses:
Product development	1,761	2,571	4,186
Amortization of intangible assets	—	374	—
Impairment loss on intangible assets	—	1,127	—
Sales and marketing	1,897	929	1,756
Restructuring and relocation	—	786	224
Purchased in-process research and development	—	—	208
General and administrative	3,751	4,319	3,494

	7,409	10,106	9,868

Operating loss	(6,489)	(13,741)	(8,826)
Interest expense	(44)	(783)	(141)
Other income, net	310	26	11

Net loss before extraordinary item	(6,223)	(14,498)	(8,956)
Extraordinary item—gain from debt restructuring	—	360	—
Net loss	(6,223)	(14,138)	(8,956)
Preferred stock dividend and accretion	4,731	1,485	348

Net loss attributable to common stockholders	$(10,954)	$(15,623)	$(9,304)

Basic and diluted loss per common share	$(0.73)	$(3.47)	$(3.12)
Weighted average number of common shares outstanding	14,919	4,499	2,983

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Common stock to be issued	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 1999	2,660	$27	200	$2	$54,736	$201	$—	$—	$(49,368)	$5,598
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(8,956)	(8,956)
Net unrealized loss on securities available for sale	—	—	—	—	—	(263)	—	—	—	(263)
Reclassification adjustment	—	—	—	—	—	121	—	—	—	121
Net foreign currency translation adjustments	—	—	—	—	—	(59)	—	—	—	(59)

Total comprehensive income (loss)	—	—	—	—	—	(201)	—	—	(8,956)	(9,157)
Conversion of Series A and Series D preferred stock	930	9	(200)	(2)	(7)	—	—	—	—	—
Issuance of common stock upon exercise of stock options and warrants	131	1	—	—	1,044	—	—	—	—	1,045
Issuance of stock options and warrants for services	—	—	—	—	586	—	—	—	—	586
Issuance of common stock warrants attached to bridge loan	—	—	—	—	94	—	—	—	—	94
Issuance of stock options to employees	—	—	—	—	123	—	—	(81)	—	42
Issuance of common stock for services	16	—	—	—	166	—	—	—	—	166
Common stock to be issued in asset purchase	—	—	—	—	—	—	3,228	—	—	3,228
Series D preferred stock dividend at 10%	—	—	—	—	348	—	—	—	(348)	—

Balance at December 31, 2000	3,737	37	—	—	57,090	—	3,228	(81)	(58,672)	1,602
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(14,138)	(14,138)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(14,138)	(14,138)
Issuance of common stock for asset purchase	729	7	—	—	3,221	—	(3,228)	—	—	—
Issuance of common stock upon the exercise of stock options	1	—	—	—	13	—	—	—	—	13
Amortization of deferred stock compensation	—	—	—	—	—	—	—	37	—	37
Issuance of stock options and warrants for services	—	—	—	—	41	—	—	—	—	41
Issuance of common stock for services	9	—	—	—	45	—	—	—	—	45
Beneficial conversion of bridge notes	—	—	—	—	232	—	—	—	—	232
Modification of common stock warrants	—	—	—	—	92	—	—	—	—	92
Modification of employee stock options	—	—	—	—	17	—	—	—	—	17
Issuance of common stock warrants attached to bridge loan	—	—	—	—	35	—	—	—	—	35
Exercise of common stock warrants attached to bridge loan	41	1	—	—	144	—	—	—	—	145
Issuance of Series E preferred stock	—	—	40	—	7,116	—	—	—	—	7,116
Conversion of Series E preferred stock	60	1	—	—	(1)	—	—	—	—	—
Preferred stock dividend	—	—	—	—	1,485	—	—	—	(1,485)	—

See accompanying notes to consolidated financial statements.

	Common stock		Preferred stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Common stock to be issued	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	4,577	46	40	—	69,530	—	—	(44)	(74,295)	(4,763)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(6,223)	(6,223)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(6,223)	(6,223)
Issuance of common stock upon the exercise and modification of warrants, net of issuance costs	6,312	63	—	—	6,015	—	—	—	—	6,078
Conversion of note payable to common stock	239	2	—	—	1,539	—	—	—	—	1,541
Issuance of common stock	5,760	58	—	—	8,970	—	—	—	—	9,028
Issuance of common stock upon exercise of stock options	326	3	—	—	324	—	—	—	—	327
Amortization of deferred stock compensation	—	—	—	—	—	—	—	44	—	44
Issuance of common stock, common stock warrants and options for services	75	1	—	—	1,230	—	—	—	—	1,231
Conversion of Series E preferred stock	2,321	23	(16)	—	(23)	—	—	—	—	—
Preferred stock dividend	—	—	—	—	4,731	—	—	—	(4,731)	—

Balance at December 31, 2002	19,610	$196	24	$—	$92,316	$—	$—	$—	$(85,249)	$7,263

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(6,223)	$(14,138)	$(8,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	639	232	389
Depreciation and amortization	245	1,694	313
Impairment loss	—	3,938	—
Purchased in-process research and development	—	—	208
Gain on debt restructuring	—	(360)	—
Beneficial conversion of bridge notes	—	232	—
Amortization of bridge note warrant costs	—	374	—
Amortization of discount on notes payable	—	21	—
Restructuring costs	—	379	—
Loss on sale of securities available for sale	—	—	121
Amortization of deferred financing costs	—	—	97
Amortization of discount on note payable	—	—	3
Changes in operating assets and liabilities:
Accounts receivable	(100)	110	27
Inventory	(15)	1	13
Other current assets	(32)	4	145
Accounts payable	(466)	225	472
Accrued expenses	(526)	157	387
Deferred revenue	(63)	(93)	(296)
Other, net	—	57	(63)

Net cash used in operating activities	(6,541)	(7,167)	(7,140)
Cash flows from investing activities:
Purchases of furniture and equipment	(75)	(168)	(684)
Proceeds from sale of investments	—	87	—
Proceeds from the sale of furniture and equipment	1	—	—
Purchase of technology licenses	—	—	(100)
Proceeds from sale of securities available for sale	—	—	315

Net cash used in investing activities	(74)	(81)	(469)
Cash flows from financing activities:
Repayment of bridge notes	—	(200)	—
Proceeds from issuances of bridge notes and warrants	—	1,188	2,400
Payments made on note payable	(1,435)	—	(63)
Proceeds from stock options and warrant exercises	—	—	1,045
Proceeds from exercises of employee stock options and investor warrants	—	158	—
Proceeds from exercises of employee stock options	327	—	—
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	6,078	—	—
Proceeds from issuance of preferred stock	—	5,058	—
Proceeds from issuance of common stock, net of issuance costs	9,028	—	—

Net cash provided by financing activities	13,998	6,204	3,382

Net increase (decrease) in cash and cash equivalents	7,383	(1,044)	(4,227)
Cash and cash equivalents at beginning of period	64	1,108	5,335

Cash and cash equivalents at end of period	$7,447	$64	$1,108

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
Preferred stock dividend	4,731	1,485	348
Conversion of note payable to common stock	1,506	—	—
Conversion of Series E preferred stock	23	—	—
Issuance of common stock and warrants for services	634	195	166
Issuance of common stock warrants attached to bridge loan	—	35	94
Common stock issuable in asset purchase	—	(3,228)	3,228
Conversion of accounts payable to notes payable	—	135	—
Notes payable converted in Series E issuance	—	2,153	—
Assets and liabilities recognized upon acquisition:
Furniture and equipment	—	—	182
Intangibles	—	—	5,174
Note payable, net of $155 discount	—	—	1,545
Direct acquisition costs included in accounts payable	—	—	726

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

SAFLINK Corporation, a Delaware corporation organized on October 23, 1991, along with its wholly-owned subsidiary, (“SAFLINK” or the “Company”) provides network security software solutions to protect the safety of information assets and track network access by authorized personnel. We develop software and resell hardware from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal information and to replace passwords and personal identification numbers (PINS) in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of SAFLINK Corporation and its wholly owned subsidiary, SAFLINK International, Inc., a Delaware corporation organized on June 25, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

In November 2001, a seven-for-one reverse stock split was effected. All share and per share information presented have been retroactively adjusted for the effect of the reverse stock split.

Revenue Recognition

The Company derives revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, installation and integration consulting services.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9 and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, integration or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does not exist or until all elements of the arrangement are delivered.

Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also acts as a reseller of hardware. Such revenue is recognized upon delivery of the hardware, provided that all other conditions of the sale have been met.

Service revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue is primarily related to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed.

The Company recognized $0, $46,000, and $149,000 of software revenue from a related party for the years ended December 31, 2002, 2001, and 2000, respectively. There was no amount owing from the related party as of December 31, 2002 and 2001.

Major Customers

Three customers accounted for 46%, 24%, and 11% of the Company’s 2002 revenue, respectively. Four customers accounted for 36%, 29%, 16%, and 11% of the Company’s 2001 revenue, respectively. Four customers accounted for approximately 38%, 20%, 17%, and 10%, respectively, of the Company’s 2000 revenue.

In terms of accounts receivable, two customers accounted for 64% and 14% of the outstanding balance at December 31, 2002, respectively. Four customers accounted for 48%, 20%, 15%, and 14% of the Company’s December 31, 2001 accounts receivable balance, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $7,447,000 and $64,000 at December 31, 2002 and 2001, respectively, consist of overnight repurchase agreements and certificates of deposit with an initial term of less than three months. Cash equivalents were $6,006,000 and $0 at December 31, 2002 and 2001, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific information. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Fair Value of Financial Instruments

At December 31, 2002 and 2001, the Company’s financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, accounts receivable, an investment in a bank time certificate of

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposit, and accounts payable. The fair value of these instruments approximates their carrying value based on the liquidity of these financial instruments or based on their short-term nature. The Company has recorded bad debt expense of $0, $(8,939), and $700, and has had write-offs of $(1,500), $937, and $235, during 2002, 2001, and 2000, respectively. As of December 31, 2002 and 2001, the Company had recorded an allowance for doubtful accounts of $3,900, and $2,400, respectively.

Inventory

Inventory is comprised of finished hardware devices to be purchased by customers in connection with the installation of the Company’s biometric products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

Investments

Investments, which are included in other current assets, consist of bank time certificates of deposit in the amount of $15,000 at December 31, 2002 and 2001. The bank time certificate of deposit held at December 31, 2002 is pledged to secure a corporate credit card. Unrealized gains and losses are excluded from operations and reported as a separate component of other comprehensive income (loss) until realized. Unrealized losses were $0, $0, and $263,000 in 2002, 2001, and 2000, respectively. Realized gains and losses from the sale of the equity securities are determined on a specific identification basis. Realized losses were $0, $0, and $122,000 in 2002, 2001, and 2000, respectively.

Software Development Costs

The Company expenses costs associated with the development of software as incurred until technological feasibility is established. The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after establishment of technological feasibility have not been material and, therefore, have been expensed.

Furniture and Equipment

Furniture and equipment are stated at cost. Furniture and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is 3 years, while office furniture and other equipment is 3 to 10 years. Furniture and equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $332,000, $97,000, and $428,000 in 2002, 2001 and 2000, respectively.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000
	(In thousands, except EPS)
Net loss attributable to common stockholders	$(10,954)	$(15,623)	$(9,304)
Add stock-based employee compensation expense included in reported net loss	44	37	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	3,922	1,322	827

Pro forma net loss attributable to common stockholders	(14,832)	(16,908)	(10,131)
Basic and diluted EPS, as reported	(0.73)	(3.47)	(3.12)
Basic and diluted EPS, pro forma	(0.99)	(3.76)	(3.40)

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted loss per common share:

	2002	2001	2000
	(In thousands, except net loss per common share)
Numerator:
Net loss before extraordinary item	$(6,223)	$(14,498)	$(8,956)
Extraordinary item—gain from debt restructuring	—	360	—
Net loss	(6,223)	(14,138)	(8,956)
Preferred Stock dividend and accretion	4,731	1,485	348

Net loss attributable to common stockholders	$(10,954)	$(15,623)	$(9,304)

Denominator:
Weighted average number of common shares outstanding during the period	14,919	4,339	2,949
Common shares issuable but not outstanding	—	160	34

	14,919	4,499	2,983

Net loss per common share	$(0.73)	$(3.47)	$(3.12)

Basic and diluted loss per share:
Net loss before extraordinary item	$(0.42)	$(3.22)	$(3.00)
Extraordinary item—gain from debt restructuring	—	0.08	—
Net loss	(0.42)	(3.14)	(3.00)
Preferred stock dividend and accretion	(0.31)	(0.33)	(0.12)
Net loss attributable to common stockholders	(0.73)	(3.47)	(3.12)

Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividend. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potentially dilutive securities for the years ended December 31, 2002, 2001, and 2000 included preferred stock convertible into approximately 3.3 million shares, 5.7 million shares and no common shares, respectively, and options and warrants to purchase approximately 16.0 million, 7.9 million, and 0.5 million common shares, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments and net unrealized gains (losses) from securities available for sale and is presented in the accompanying statements of stockholders’ equity (deficit) and comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or operations. The Company has not had any items in comprehensive income (loss), except for net loss, since 2000.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Foreign Currency

The Company, as part of its acquisition of the assets of Jotter Technologies Inc., has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant gains or losses in 2002, 2001 or 2000.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

During 2002, the Company adopted new accounting standards related to the accounting for impairment of long-lived assets. There was no cumulative effect adjustment recorded upon the adoption of this accounting standard and the adoption of this accounting standard did not have a material impact on the Company’s consolidated financial position, results from operations or cash flows. Following is a brief summary of recent accounting pronouncements:

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements. In 2003, upon adoption of SFAS No. 145, we will be required to reclassify our extraordinary gain from debt restructuring in 2001.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and are discussed above.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 will be effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company’s financial position and results of operations.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has no interest in variable interest entities.

3.    Technology Licenses

The Company has acquired certain rights to biometric identification and authentication software (the “Licensed Technology”) under agreements with software algorithm suppliers including Anovea, Inc., AuthenTec, Inc., Lernout & Hauspie Speech Products NV, Precise Biometrics AB, Veridicom, Inc. and Identix, Inc. (formerly Visionics Corporation) that may be terminated in the event the Company fails to pay license fees (including minimum specified payments) or commits any other material breach of any covenant of such agreements.

The Company paid guaranteed minimum royalties of $80,000, $62,000 and $80,000 under the terms of the agreements above for the years ended December 31, 2002, 2001 and 2000, respectively. Prepayments under a separate license agreement in the amounts of $280,000 and $190,000 made during 2000 and 1999, respectively, were charged to general and administrative expense in 2000 due to the uncertainty related to the Company’s ability to utilize them during the term of the license agreements.

In January 2003, the Company mutually agreed to terminate its agreement with Identix and paid $75,000 for the balance of the minimum annual royalty payments that were due and owing under the agreement. This amount was accrued during 2002. The Company has no guaranteed minimum royalties due under any of its agreements in 2003 and beyond.

4.    Other Current Assets

At December 31, 2002, other current assets were $790,000, which consists primarily of unamortized balances totaling $634,000, associated with warrant issuances for services that are amortized over the life of the related agreement. The remaining balance consists of prepaid insurance and other miscellaneous items.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Furniture and Equipment

Furniture and equipment consists of the following:

	December 31,
	2002	2001
	(In thousands)
Computer equipment and software	$1,532	$1,464
Office furniture, equipment and other	318	315

	1,850	1,779
Less: accumulated depreciation	(1,651)	(1,436)

	$199	$343

Depreciation expense amounted to $218,000 in 2002, $315,000 in 2001, and $201,000 in 2000.

6.    Accrued Expenses

Accrued expenses consists of the following:

	December 31,
	2002	2001
	(In thousands)
Litigation	$—	$450
Interest	—	180
Professional services	119	149
Compensation	253	118
Other	95	133

	$467	$1,030

7.    Intangible Assets

Intangible assets consists of the following:

	December 31,
	2002	2001
	(In thousands)
Technology licenses	$144	$144
Less: accumulated amortization	(144)	(117)

	$—	$27

Amortization expense related to intangibles, excluding impairment charges discussed below, was $27,000, $1,379,000 and $104,000 for 2002, 2001 and 2000, respectively. Technology licenses are amortized over their contractual life.

During the quarter ended September 30, 2001, the Company performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in the Company’s stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, decision by management of the

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to limit further integration and development of the Jotter technology into the Company’s current and anticipated product offerings due to current resource limitations.

The Company determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets in 2001 of approximately $3.9 million relating to the remaining net carrying value of the intangible assets acquired. The impairment loss on intangible assets is comprised of approximately $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statement of operations for 2001. Additionally, we charged approximately $535,000 of assembled workforce, $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statement of operations for 2001.

Management determined the amount of the impairment loss on intangible assets by comparing the carrying value of the intangible assets to their fair value. Management determined the fair value of the developed product technology and sales channel customer relationships intangible assets based on the discounted cash flow methodology, which is based upon converting expected future cash flows to present value using a discount rate reflecting the Company’s average cost of funds. The assembled workforce intangible asset fair value was determined using a replacement cost approach, which is based on the price a company would pay to replace the workforce.

8.    Notes Payable

On November 13, 2000 the Company received approximately $2.4 million (net of issuance costs of approximately $100,000) of unsecured notes and warrants from a group of investors, including RMS Limited Partnership, a major shareholder of the Company at that time, and two of the Company’s officers. The notes carried an effective annual interest rate of 12% and were set to mature in May 2001. Holders of the notes were entitled to participate in any financing undertaken by SAFLINK prior to the maturity date of the notes by electing to receive, in lieu of repayment of the notes, securities of the same class and on the same terms as issued in such financing. The Company also agreed to issue warrants allowing the note holders to purchase one share of SAFLINK common stock for each $28.00 invested. RMS and the Company officers participating in the financing elected not to accept the warrants; the Company therefore only issued warrants for the purchase of 51,789 shares of SAFLINK common stock for $10.50 per share exercisable at any time until November 2005. During June 2001, $1.2 million, net of issuance costs, in the outstanding notes were converted in the Company’s Series E offering. The remaining $1 million, which was owed to RMS Limited Partnership, was extended for an additional 12 months.

During 2001, the Company entered into an agreement with a vendor to convert approximately $135,000 in accounts payable to an unsecured note payable due in June 2002. The note payable bore interest at an annual rate of 12%.

At December 31, 2001, the Company carried a total balance in notes payable of $1.4 million, which included the $1 million dollar note to RMS Limited Partnership, a note for $135,000 to a vendor, and bridge financing notes totaling $300,000 originated in December of 2001. All of these notes, related accrued interest, and early termination fees of approximately $28,000, were paid off in January 2002. Thus, there is no balance in notes payable as of December 31, 2002.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary gain as a result of the following:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Income tax benefit at U.S. statutory rate of 34%	$(2,115)	$(4,807)	$(3,045)
State tax, net of federal benefit	(125)	(282)	(269)
Non-deductible expenses	81	138	9
Change in valuation allowance	2,159	4,951	3,305

Income tax expense	$0	$0	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$25,416	$23,261
Intangible assets	1,689	1,450
Other	315	550

Total deferred tax assets	27,420	25,261
Valuation allowance	(27,420)	(25,261)

	$—	$—

Due to the Company’s history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets. The valuation allowance increased approximately $2.2 million, $4.9 million, and $3.3 million during 2002, 2001, and 2000, respectively.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $70.6 million, which begin to expire in 2007. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryfowards may never be utilized.

10.    Stockholders’ Equity

Preferred Stock

On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.2 million in bridge notes and accrued interest, in a private placement to 66 accredited investors. The Series E preferred stock is convertible into shares of our common stock at a conversion ratio of approximately 143 shares of common stock for each share of preferred stock, subject to adjustment from time to time as a result of specified events, at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock have no voting rights other than the right to elect two members of the Board of Directors. In addition,

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investors received Series A warrants to purchase up to 5,714,309 shares of common stock initially exercisable at $1.75 per share. The exercise price of the Series A warrants increased to $3.50 per share on June 6, 2002, subject to dilutive issuances, and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at an exercise price $1.75 per share until April 10, 2002 were issued to investors purchasing more than $1 million of Series E preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with EITF 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible.

Conversion.    Initially, 40,000 shares of Series E preferred stock were convertible, at the option of the holder, into shares of common stock at an initial conversion price of $1.40 per share. As of June 5, 2001, and until June 5, 2004, each share of Series E preferred stock is convertible into approximately 143 shares of common stock. The Series E preferred stock contains (i) anti-dilution provisions with respect to future issuances of our equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of our capital stock.

During 2002, holders of Series E preferred stock converted 16,246 shares into 2,320,875 shares of common stock. As of December 31, 2002, 23,329 shares of Series E preferred stock remain outstanding and are convertible into approximately 3.3 million shares of common stock.

Penalties Applicable for Conversion Failure.    If a holder of Series E preferred stock submits his, her or its shares for conversion and the Company fails to convert those shares for any reason, then the Company is obligated to pay to the holder thereof a cash amount equal to $2.00 for each share of Series E preferred stock the Company has not converted for each day the failure exists. As a result, assuming all of the shares of Series E preferred stock outstanding as of December 31, 2002 are presented to the Company for conversion, and the Company fails to convert those shares, the Company could have to pay up to $46,658 per day. In addition, if a holder of Series E preferred stock has not, by the third business day after the date of surrender of the shares of Series E preferred stock for conversion, received certificates for all shares of common stock with respect to the shares of Series E preferred stock that holder has requested to convert, then the conversion price will be reduced five percent (5%) per month (pro rated for days less than a month) during the period beginning on the date of conversion and ending on the date the Company is no longer in default of the Company’s conversion obligations.

Rights Upon Occurrence of Major Transactions.    Holders of Series E preferred stock will be entitled to receive from the Company 125% of the liquidation preference of their shares of Series E preferred stock in cash only in connection with an acquisition involving the issuance of more than 40% of the Company’s common stock, where the acquisition does not constitute a change of control.

Liquidation Preference.    The holders of Series E preferred stock rank prior to the holders of common stock and prior to all other classes of capital stock hereafter established with respect to the distribution of the Company’s assets upon a bankruptcy, liquidation or other similar event. The liquidation preference for the Series E preferred stock is an amount equal to the purchase price of the shares of Series E preferred stock of $200 per share.

In connection with the Series E financing, on June 5, 2001, the Company issued placement agent warrants to 10 accredited investors to purchase 428,575 shares of common stock at $1.40 per share exercisable until June 5, 2006.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 27, 2001, the Company entered into a Modification Agreement with certain purchasers in the Series E financing to amend certain terms of the Securities Purchase Agreement and Registration Rights Agreement entered into pursuant to the financing. Pursuant to the Modification Agreement, and subsequent to obtaining stockholder approval at the annual meeting of stockholders held on September 24, 2001, certain terms of the Certificate of Designation, Preferences and Rights of the Series E Preferred Stock and the Series A and Series B warrants were amended. In particular, the Company entered into the Modification Agreement to extend certain dates by which we had committed to meet obligations with respect to the purchasers and to eliminate those features of the preferred stock and warrants that would prevent the proceeds from the financing to be treated as permanent equity for financial accounting purposes. These revisions, among other things, modified the penalties to be imposed upon the Company in the event that it failed to register the common stock underlying the preferred stock and Series A and B warrants, extended the deadline by which it could register this common stock, and limited the existing rights of the holders of the preferred stock and certain holders of the warrants by allowing a cash or stock penalty to be paid only in the event of certain types of acquisitions. Certain provisions of the Modification Agreement became effective immediately upon execution by two-thirds of the purchasers of the preferred stock; other provisions, including any amendments to the Certificate of Designation, became effective upon receipt of stockholder approval of the financing, the reverse stock split, and the amendment to the Certificate of Designation at the Company’s stockholder meeting. This approval was obtained on September 24, 2001. The Company registered the common stock underlying the preferred stock and Series A and B warrants on December 10, 2001.

Common Stock

Jotter Note Payable Conversion

In January 2002, the Company issued 238,588 shares to Jotter Technologies Inc. pursuant to its agreement to issue these shares in exchange for cancellation of the convertible long-term note payable issued to Jotter as partial consideration for the intellectual property and fixed assets acquired from Jotter in December 2000, for which the Company received stockholder approval.

June 2002 Financing

In June 2002, the Company raised approximately $4.9 million in net proceeds through a private placement of common stock and warrants. A total of 4,413,334 shares of common stock were sold at a price of $1.50 per share to a group of institutional and accredited investors led by a significant existing investor. The investors were granted a right of first refusal to purchase their pro rata portion of the securities issued by the Company to third parties from the date of closing through June 28, 2003, at the price at which it proposes to offer such securities to such third parties. Issuance costs associated with this financing were approximately $1.7 million, which include $984,000 related to placement agent warrants and $714,000 in other fees. Warrants associated with this financing are discussed in the Warrants section of this footnote. Proceeds of $4.2 million and $735,000 were allocated to the common stock and warrants issued, respectively.

November 2002 Financing

In November 2002, the Company raised approximately $2.3 million in net proceeds through a private placement of common stock and warrants. A total of 1,346,154 shares of the Company’s common stock were sold at a price of $2.60 per share to a group of institutional and accredited investors led by a significant existing investor. Issuance costs associated with this financing were approximately $1.2 million, which include $810,000 related to placement agent warrants and $367,000 in other fees. Warrants associated with this financing are

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discussed in the Warrants section of this footnote. Proceeds of $1.7 million and $566,000 were allocated to the common stock and warrants issued, respectively.

Issuances of Common Stock for Services in 2002

During 2002, the Company issued 75,000 shares of common stock to ViewTrade Securities, Inc. and Vfinance Investments, Inc. as partial consideration for various financial and advisory services. The value assigned to these issuances was approximately $137,000 and is being amortized over the service period of 12 months. Expense related to these issuances was approximately $80,000 in 2002.

Issuance of Common Stock for Jotter Assets Purchase in 2001

During 2001, the Company issued 728,572 shares of common stock, at $4.41 per share, as consideration to Jotter pursuant to the December 15, 2000 asset purchase agreement between Jotter and the Company.

Issuances of Common Stock to Placement Agents in 2000

During 2000, the Company issued 8,572 shares of common stock to H.C. Wainwright & Co., Inc. as partial consideration for services performed in relation to obtaining additional financing and the acquisition of Jotter Technologies Inc. The Company recorded $41,000 as financing costs, and recorded $64,000 as part of the acquisition costs of the assets acquired from Jotter Technologies Inc.

During 2000, the Company issued 7,143 shares of common stock to H.C. Wainwright & Co., Inc. as partial consideration for services performed in relation to the $2.5 million bridge financing, which has been included in interest expense.

Warrants

January 2002 Special Warrant Offering

In January 2002, the Company received funds totaling approximately $5.5 million, net of issuance costs, in connection with the issuance of common stock to certain holders of its Series E preferred stock and the exercise of a portion of its outstanding Series A and Series B warrants to purchase common stock.

Holders of the Company’s Series A and Series B warrants exercised warrants to purchase approximately 4,835,000 shares of the Company’s common stock at a price of $1.00 per share. The exercise price of the warrants was reduced from $1.75 to $1.00, subject to receipt by the Company of the payment in full of such warrant holders’ special exercise price by the close of business on January 8, 2002. In connection with the exercise, each exercising warrant holder received a Series C warrant to purchase that number of shares of the Company’s common stock issued to such holder upon the exercise of the original Series A and Series B warrants.

Due to a restriction in the Series A and Series B warrants held by SAC Capital Associates, LLC and SDS Merchant Fund, LP which precluded each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of the Company’s outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00 per share that number of shares of common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, SAC and SDS

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

During January of 2002, the Company accounted for the value allocated to the inducement noted above through the issuance of the shares and Series C warrants and the modifications made to the Series A and B warrants as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increases the net loss applicable to common stockholders. The value allocated to the inducement related to the common shares issued, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended. The value allocated to the Series C warrants was calculated to be $3.8 million using an option pricing model.

The Series C warrants have a 5-year term and were initially exercisable at $2.25 per share, increasing to $3.50 per share, as adjusted for dilutive issuances, on February 18, 2003. During 2002, 83,572 shares of common stock were issued as a result of Series C warrant exercises.

In connection with the exercise of the Series A and B warrants, the anti-dilution provisions of the Series E preferred stock were waived by the requisite majority of the holders of Series E preferred stock. The exercise price of the warrants held by those holders of Series E preferred stock that did not elect to purchase the shares underlying their warrants or otherwise grant a waiver of the anti-dilution provisions were adjusted in January 2003 in accordance with the anti-dilution provisions applicable to such warrants. In connection with the issuance of common stock to SAC and SDS, the Company received a waiver of the anti-dilution provisions of the Series E preferred stock and Series A and B warrants not exercised.

June 2002 Financing Warrants

In connection with the June 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 2,206,668 shares of the Company’s common stock initially exercisable at $2.25 per share. The warrant exercise price increases to $3.50, as adjusted for dilutive issuances, per share on February 18, 2003. The Company also issued warrants to purchase an aggregate of 441,333 shares of its common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of its common stock exercisable at $2.25 per share to placement agents in connection with the financing. The exercise price of the warrants initially exercisable at $2.25 increases to $3.50, as adjusted for dilutive issuances, on February 18, 2003. During 2002, 150,000 shares of common stock were issued as a result of June 2002 financing warrants being exercised and 4,450 shares of common stock were issued due to exercises of placement agent warrants associated with this financing.

November 2002 Financing Warrants

In connection with the November 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 807,692 shares of the Company’s common stock initially exercisable at $3.60 per share. The Company also issued warrants to purchase an aggregate of 161,538 shares of its common stock exercisable at $2.60 per share and warrants to purchase an aggregate of 80,769 shares of its common stock exercisable at $3.60 per share to placement agents in connection with the financing. There were no warrant exercises related to this financing in 2002.

Warrant Issuances for Services in 2002

During 2002, the Company issued fully vested 5-year warrants to purchase a total of 360,000 shares of common stock as partial consideration to vendors in exchange for services. The range of exercise prices for these

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants is from $2.25 to $3.00. The value of these warrants ($911,000), as determined by the Black-Scholes pricing model, is being recognized as expense over the term of the service period with each vendor. The service periods for these warrant issuances range from six to twelve months. Expense related to these warrants in 2002 was approximately $332,000.

Warrants issued in connection with 2001 Series E Financing

In connection with the Series E financing in 2001, investors received Series A warrants to purchase up to 5,714,309 shares of common stock at an initial price of $1.75 per share and Series B warrants to purchase up to 639,376 shares of common stock at an initial price of $1.75 per share. Series B warrants were issued to investors purchasing more than $1 million of Series E convertible preferred stock.

Series A warrants had an initial exercise price of $1.75 per share, which exercise price was in effect until June 5, 2002 and are exercisable for common stock. The exercise price increased after June 5, 2002 to $3.50 per share, as adjusted for dilutive issuances, until the warrant expires on June 5, 2006.

The Series B warrants had an initial exercise price of $1.75 per share and were exercisable for common stock at any time until April 10, 2002.

The terms of the warrants issued to the placement agent are substantially similar to the Series A warrants other than with regard to their respective initial exercise prices and expiration dates. The Series A and Series B warrants contain (i) anti-dilution provisions with respect to future issuances of the Company’s equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassification or similar events of our capital stock. SAC Capital Associates, LLC and SDS Merchant Fund, LP will only be issued common stock upon exercise of these warrants to the extent their respective holdings do not exceed 4.9%  of the Company’s issued and outstanding shares of common stock. In addition, if the Company’s common stock closing bid price was at least 200% of the then effective exercise price of the warrants for a specified period of time and subject to certain other conditions, 50% of the warrants were redeemable by the Company for cash before March 5, 2002. After that date, all warrants are redeemable by the Company for cash.

In the event of certain major transactions and subject to certain conditions, the warrant holders are entitled to receive cash consideration in exchange for their warrants. For example, if in connection with an acquisition involving the issuance of more than 40% of the Company’s common stock, where such acquisition does not constitute a change of control, then each warrant holder shall be entitled to receive a cash amount equal to the “Black Scholes Amount” times the number of shares of common stock for which the warrant was exercisable on the date before the transaction.

During 2002, 9,286 shares of common stock were issued as a result of placement agent warrant exercises associated with the Series E financing.

Warrants issued in connection with 2001 Bridge Loan Transactions

In connection with the Company’s bridge loan transactions in 2001, the Company issued 207,188 warrants at $10.50 per share, which was greater than the closing price of the common stock on the date of grant. These warrants were issued as partial consideration for bridge loans totaling $829,000. The value of the warrants, $35,000, as determined using a Black-Scholes pricing model was charged to interest expense. These warrants are fully vested and are exercisable between March 31, and May 31, 2006.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Warrant Transactions in 2001

In 2001, in conjunction with extending the payment terms of a Development and Distribution Agreement entered into with Anovea, Inc., the Company issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea. The warrant was fully vested upon grant and is exercisable until April 20, 2003. On April 30, 2001, the Company also issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea, Inc. The warrant was fully vested upon grant and is exercisable until April 30, 2003. In addition, the Company issued a warrant to purchase up to 1,429 shares of its common stock at an exercise price of $3.50 per share to Anovea. The warrant was fully vested upon grant and is exercisable until May 31, 2003. Anovea had an existing business relationship with the Company prior to the grant of the warrants. On May 31, 2001, the 5,716 warrants issued to Anovea on April 20 and April 30 were repriced at $3.50 per share. As a result of the issuance and repricing the Company recorded $17,000 in operating expenses.

Other Warrant Transactions in 2000

During 2000, the Company issued 50,001 warrants to purchase its common stock to two vendors as partial consideration for services rendered to the Company by such vendors. The value of the warrants ($449,000), as determined using a Black-Scholes pricing model is being capitalized or recognized as expense over the underlying awards’ service period. One warrant, to purchase up to 35,715 shares, vested as the services were performed and is exercisable until July 31, 2005 at an exercise price of $15.33 per share. The other warrant, to purchase up to 14,286 shares, was fully vested upon grant and is exercisable until September 18, 2005 at an exercise price of $14.00 per share.

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

In addition, the Company recorded $94,000, also determined using a Black-Scholes pricing model, as a prepaid financing cost related to the issuance of 51,789 warrants to purchase its common stock issued in connection with the receipt of $2.5 million of bridge note financing in November 2000. The warrants were fully vested on grant and are exercisable until November 13, 2005 at an exercise price of $10.50 per share. The value of the warrants was recognized as interest expense over the six-month term of the bridge notes.

Stock Options

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001, amended, the SAFLINK Corporation 2000 Stock Incentive Plan (“the 2000 Plan”). The 2000 Plan was approved by the Company’s shareholders on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants, under which approximately 7,788,00 shares of common stock were reserved for issuance as of December 31, 2002. Options granted to officers, directors and employees in 2002, 2001 and 2000 were at a grant price equal to fair value. Occasionally, the Company will grant stock options to non-employee consultants in exchange for services rendered. During 2002, a total of 110,000 options were issued to non-employee consultants at a range of exercise prices from $0.01 to $1.25. Expense recorded related to the non-employee grants during 2002 was estimated using the Black-Scholes valuation model and amounted to $183,000, which represents the vested portion of such options.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Stock Options SFAS No. 123

The fair value for each option grant is estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions: risk-free interest rates of 4% for 2002, 4% for 2001, and 6% for 2000; no dividends; volatility factors of the expected market price of the Company’s common stock of 176% for 2002, 171% for 2001, and 132% for 2000; and a weighted-average expected life of 4.84 years for 2002, 5.21 years for 2001, and 5.6 years for 2000. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $1.15, $2.07 and $16.95, respectively.

The following table summarizes stock option activity:

	Options Outstanding (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 1999	479	$12.50
Granted	153	19.12
Exercised	(57)	8.09
Expired or Cancelled	(187)	18.92

Outstanding at December 31, 2000	388	12.66
Granted	829	2.16
Exercised	(1)	9.38
Expired or Cancelled	(114)	11.02

Outstanding at December 31, 2001	1,102	4.93
Granted	4,674	1.21
Exercised	(347)	1.01
Expired or Cancelled	(339)	5.03

Outstanding at December 31, 2002	5,090	$1.77

The following table summarizes information about employee stock options outstanding at December 31, 2002:

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted-average remaining contractual life (in years)	Weighted-average exercise price per share	Number exercisable (in thousands)	Weighted-average exercise price per share
$0.01 – $1.50	3,852	9.2	$1.11	1,166	$1.13
1.51 – 3.00	942	8.9	1.91	354	1.77
3.01 – 20.50	260	7.5	6.91	168	7.95
20.51 – 38.00	36	4.6	32.73	35	32.74

$0.01 – $38.00	5,090	9.0	$1.77	1,723	$2.57

At December 31, 2002, 2001, and 2000, exercisable options of 1,723,000, 506,000, and 263,000, respectively, were outstanding at weighted average exercise prices of $2.57, $7.64, and $12.97 per share, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

The Company leases office space and equipment under various non-cancelable operating leases, which expire through 2007. Future minimum payments under these lease commitments are as follows (in thousands):

Year Ending December 31,
2003	$104
2004	58
2005	37
2006	33
2007	8

$240

Rent expense was $197,000, $354,000 and $415,000 for 2002, 2001, and 2000, respectively.

12.    Business Combinations

On December 15, 2000, the Company purchased substantially all of the intellectual property and fixed assets of Jotter Technologies, Inc. in exchange for 728,572 shares of the Company’s common stock and a two-year unsecured promissory note for $1.7 million. The total consideration was valued at approximately $5.6 million. The asset purchase was deemed a business combination under APB No. 16 and as such was recorded using the purchase method of accounting. The Company reduced the recorded value of the intangible assets and recorded a discount of $155,000 on the promissory note to reflect the fair value of the note based on a discounted rate of 12% and 7% stated interest rate. The purchase agreement was consummated on December 15, 2000; however, the 728,572 shares were subsequently issued in 2001. As of December 31, 2001, the value for the share consideration is reflected within stockholders’ equity (deficit).

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired based on their respective fair values. The results of operations of the acquired company are included in the Company’s consolidated financial statements since the date of acquisition.

A summary of the combined consideration paid and liabilities assumed for the above acquisition is as follows (in thousands):

Common stock	$3,228
Note payable, net of $155 discount	1,545
Direct acquisition costs	791

Total	$5,564

The combined consideration paid and liabilities assumed were allocated as follows (in thousands):

Fixed assets	$182
In-process research and development	208
Developed product technology	3,819
Assembled workforce	729
Sales channel/customer relationships	626

Total	$5,564

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company performed an impairment assessment of the intangible assets recorded in connection with the Jotter acquisition. The Company determined that the carrying value of the intangible assets were not recoverable and recognized an impairment loss on intangible assets in 2001 of approximately $3.8 million relating to the remaining net carrying value of the intangible assets acquired. See Note 7 for more details.

13.    Restructuring and Relocation

During 2002, the Company incurred no restructuring and relocation expenses.

In conjunction with a corporate restructuring implemented in 2001, the Company initiated a staff reduction. The Company terminated a total of twelve development staff and two sales staff, in addition to the Chief Executive and Chief Financial Officers. As part of the staff reduction, the Company paid approximately $304,000 under severance packages to certain employees. Additionally, all terminated employees immediately vested in one-third of the unvested options held by them on the date of their termination. Under their severance agreements, the former Chief Executive Officer and former Chief Financial Officer vested in all the remaining options granted to them. The number of options that remained outstanding upon separation totaled approximately 195,834. The expiration dates of these and any other vested options held by employees terminated pursuant to the restructuring were extended to June 6, 2002. The total number of options whose expiration dates were extended totaled approximately 216,310. The Company also incurred approximately $139,000 in lease termination related costs including the payment of a $100,000 termination fee and expensed deferred rent related to the lease of their corporate headquarters. In addition, the Company wrote off approximately $328,000 of certain leasehold improvements and other furniture and equipment in conjunction with the restructuring.

In 2000, the Company incurred $224,000 of non-recurring costs to relocate its executive offices from Tampa, Florida to Redmond, Washington.

14.    Defined Contribution Retirement Plan

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2002, 2001 or 2000.

15.    Legal Proceedings

On August 2, 2002, we settled with International Interest Group, Inc. (IIG), by paying a total sum of $540,000, for all claims brought by IIG stemming from a lawsuit originally filed in June of 1999. We had accrued the entire amount of the settlement prior to June 30, 2002. We are not a party to any other legal proceedings.

16.    Subsequent Events

Warrant Exercises

During the period from January 2, 2003 through February 18, 2003, warrants to purchase approximately 4,820,000 shares of our common stock, which were issued in connection with prior financing transactions, were exercised for approximately $9,700,000. A large majority of these warrants were scheduled to increase in price on February 18, 2003, pursuant to pricing provisions of the warrants.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Lease

In March of 2003, the Company signed a 3-year lease for 9,569 square feet in Bellevue, Washington that will become the Company’s new executive offices. Contractual commitments associated with this lease are $161,000, $217,000, $220,000, and $92,000 for the years 2003, 2004, 2005, and 2006, respectively.

Litigation

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleges breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with the Company’s purchase of substantially all of the intellectual property and fixed assets of Jotter in December 2000. The complaint seeks relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. The complaint also seeks unspecified monetary and equitable relief against SAFLINK and Jotter. The Company believes that Jotter has the obligation to indemnify it for any claims or losses in connection with the asset purchase pursuant to the terms of the asset purchase agreement between Jotter and SAFLINK, and the Company has demanded such indemnification from Jotter. The Company intends to vigorously and actively defend this action.

17.    Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2002 and 2001:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2002
Revenue	$196	$364	$366	$1,080	$2,006
Gross profit	58	100	272	490	920
Operating loss	(1,664)	(1,617)	(1,470)	(1,738)	(6,489)
Net loss	(6,425)	(1,621)	(1,467)	(1,441)	(10,954)
Basic and diluted net loss per share	(0.61)	(0.12)	(0.08)	(0.08)	(0.73)
2001
Revenue	$172	$121	$86	$23	$402
Gross profit	(220)	(297)	(3,117)	(1)	(3,635)
Operating loss	(2,701)	(3,494)	(5,656)	(1,890)	(13,741)
Net loss	(2,974)	(4,998)	(5,678)	(1,973)	(15,623)
Basic and diluted net loss per share	(0.67)	(1.11)	(1.26)	(0.44)	(3.47)

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.

Index to Exhibits

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description		Form	Exhibit No.	File No.	Filing Date
3.1	Certificate of Incorporation of The National Registry Inc.		10-K	3.1	000-20270	4/01/2002

3.2	Certificate of the Voting Powers, Designations, Preferences, Rights, Qualifications, Limitations and Restrictions of the Series A Preferred Stock of The National Registry Inc.		10-K	3.2	000-20270	4/01/2002

3.3	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series B Preferred Stock of The National Registry Inc.		10-K	3.3	000-20270	4/01/2002

3.4	Statement of Rights and Preferences of Series C Convertible Preferred Stock of The National Registry Inc.		10-K	3.4	000-20270	4/01/2002

3.5	Certificate of Amendment to the Certificate Incorporation of The National Registry Inc.		10-K	3.4	000-20270	3/31/1999

3.6	Certificate of Amendment of Certificate of Incorporation of The National Registry Inc.		10-Q	3.1.1	000-20270	11/12/1999

3.7	Certificate of Designation, Preferences and Rights of Series D Preferred Stock for SAFLINK Corporation		8-K	4	000-20270	11/12/1999

3.8	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation		10-K405	3.1.4	000-20270	4/17/2001

3.9	Certificate of Amendment to Certificate of Incorporation of SAFLINK Corporation		S-1/A	3.1.8	333-68642	11/7/2001

3.10	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation		S-1/A	3.1.9	333-68642	12/10/2001

3.11	Certificate of Amendment of Certificate of Incorporation of SAFLINK Corporation	X

3.11	Bylaws of The National Registry Inc.		10-K	10.21	000-20270	4/01/2002

4.1	Form of Warrant		8-K	4.1	000-20270	7/01/2002

10.1	Sublease Agreement dated July 16, 2001, between SAFLINK Corporation and Motorola, Inc.		10-Q	10.9	000-20270	8/20/2001

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description		Form	Exhibit No.	File No.	Filing Date
10.2	Securities Purchase Agreement dated June 5, 2001, between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.6	000-20270	6/22/2001

10.3	Registration Rights Agreement dated June 5, 2001, between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.7	000-20270	6/22/2001

10.4	Form of Series A Warrant		10-K/A	10.8	000-20270	6/22/2001

10.5	Form of Series B Warrant		10-K/A	10.9	000-20270	6/22/2001

10.6	Stockholders’ Voting Agreement dated May 25, 2001, between RMS Limited Partnership and Jotter Technologies, Inc.		SC 13D/A	1	005-42397	6/15/2001

10.7	Modification Agreement dated July 27, 2001, between SAFLINK Corporation and the Purchasers listed therein		8-K	10.1	000-20270	8/20/2001

10.8	SAFLINK Corporation 2000 Stock Incentive Plan, as amended*		DEF 14A		000-20270	8/31/2001

10.9	Securities Purchase Agreement, dated as of June 28, 2002, by and among SAFLINK Corporation and the Purchasers listen therein.		8-K	10.1	000-20270	7/01/2002

10.10	Registration Rights Agreement, dated as of June 28, 2002, by and between SAFLINK Corporation and the Purchasers listen therein.		8-K	10.2	000-20270	7/01/2002

10.11	Offer letter to Chief Financial Officer*		10-Q	10.3	000-20270	8/14/2002

11	Statement re Computation of Per Share Earnings (see Note 2 of Notes to Financial Statements)	X

21	Subsidiaries: SAFLINK International, Inc., a wholly-owned Delaware corporation		10-K	10.21	000-20270	4/01/2002

23.1	Consent of KPMG LLP	X

24.1	Power of Attorney (included in the signature page of this report)	X

99.1	Certification of Chief Executive	X

99.2	Certification of Chief Financial Officer	X

*	Management contract or compensatory plan or arrangement