Form 10-Q
period 2003-03-31
SAFLINK CORP
filed 2003-05-15
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NUMBER 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4346070 (I.R.S. Employer Identification No.)

777 108th Ave NE, Bellevue, Washington 98004

(Address of principal executive offices and zip code)

(425) 278-1100

(Registrant’s telephone number, including area code)

11911 NE 1st Street, Suite B-304, Bellevue, WA 98005

(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

There were 25,908,372 shares of SAFLINK Corporation’s common stock outstanding as of May 7, 2003.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$14,144	$7,447
Accounts receivable, net	459	143
Other current assets	739	829

Total current assets	15,342	8,419
Furniture and equipment, net	306	199

	$15,648	$8,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$333	$758
Accrued expenses	358	467
Deferred revenue	54	130

Total current liabilities	745	1,355
Stockholders’ equity:
Preferred stock	—	—
Common stock	256	196
Common stock subscribed	121	—
Additional paid-in capital	101,787	92,316
Accumulated deficit	(87,261)	(85,249)

Total stockholders’ equity	14,903	7,263

	$15,648	$8,618

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2003	2002
Revenue:
Product	$270	$136
Service	327	60

Total revenue	597	196

Cost of revenue:
Product	55	111
Service	84	27

Total cost of revenue	139	138

Gross profit	458	58

Operating expenses:
Product development	481	402
Sales and marketing	1,003	359
General and administrative	996	961

Total operating expenses	2,480	1,722

Operating loss	(2,022)	(1,664)
Interest expense	—	(38)
Other income, net	10	8

Net loss	(2,012)	(1,694)
Preferred stock dividend	—	4,731

Net loss attributable to common stockholders	$(2,012)	$(6,425)

Basic and diluted loss per common share:
Net loss	$(0.09)	$(0.16)
Preferred stock dividend	—	(0.45)
Net loss attributable to common stockholders	$(0.09)	$(0.61)

Weighted average number of common shares outstanding	21,874	10,557

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,012)	$(1,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	314	8
Depreciation and amortization	46	70
Changes in operating assets and liabilities:
Accounts receivable	(316)	(74)
Other current assets	(195)	(122)
Accounts payable	(425)	(296)
Accrued expenses	(109)	(49)
Deferred revenue	(76)	(37)

Net cash used in operating activities	(2,773)	(2,194)
Cash flows from investing activities:
Purchases of property and equipment	(153)	(1)

Net cash used in investing activities	(153)	(1)
Cash flows from financing activities:
Payments on notes payable	—	(1,435)
Proceeds from exercises of stock options	272	—
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	9,351	5,531

Net cash provided by financing activities	9,623	4,096

Net increase in cash and cash equivalents	6,697	1,901
Cash and cash equivalents at beginning of period	7,447	64

Cash and cash equivalents at end of period	$14,144	$1,965

Non-cash financing and investing activities:
Preferred stock dividend	$—	$4,731
Conversion of note payable to common stock	—	1,506
Conversion of Series E preferred stock	11	14
Cashless exercises of warrants	3	—

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore, in accordance, do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the “Company” or “SAFLINK”). The balance sheet at December 31, 2002 has been derived from the Company’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2003.

Certain balances have been reclassified to conform to current period presentation. Such reclassifications had no impact on the results of operations or stockholders’ equity for any period presented. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

2. Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2003	2002
	(In thousands, except net loss per common share)
Net loss attributable to common stockholders	$(2,012)	$(6,425)
Add stock-based employee compensation expense included in reported net loss	—	8
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	845	807

Pro forma net loss attributable to common stockholders	(2,857)	(7,224)
Basic and diluted EPS, as reported	(0.09)	(0.61)
Basic and diluted EPS, pro forma	(0.13)	(0.68)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and EITF No. 96-18.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. Stockholders’ Equity

During January 2003, in accordance with anti-dilution provisions contained in certain warrants to purchase shares of the Company’s common stock, the number of shares of common stock issuable upon exercise of Series A warrants increased by approximately 200,000 shares and the exercise price per share decreased from $3.50 to either $2.83 or $3.12, dependent upon the warrant holders’ contractual rights. In addition, the number of shares of the Company’s common stock issuable upon exercise of Series C warrants increased by approximately 247,000 shares and the exercise price per share decreased from $2.25 to $2.14. The number of shares of the Company’s common stock issuable upon exercise of other warrants increased by an aggregate of approximately 42,000 shares with corresponding exercise price reductions.

On February 20, 2003, an aggregate of 1,054,000 shares of common stock were issued to SDS Merchant Fund, LP upon conversion of 7,378 shares of Series E preferred stock. Also, during the three months ended March 31, 2003, 36,429 shares of common stock were issued to other various investors upon conversion of 255 shares of Series E preferred stock.

In January and February 2003, the Company received approximately $9.4 million in net proceeds upon the exercise of warrants to purchase approximately 4.9 million shares of common stock. Approximately 4.1 million shares of common stock were issued upon exercise of Series C warrants, 11,133 shares of common stock were issued upon exercise of Series A warrants, and 355,500 shares of common stock were issued upon exercise of warrants associated with the June 2002 financing. In addition, 300,824 shares of common stock were issued upon exercise, and 185,133 shares of common stock were surrendered in connection with the exercise of warrants issued to placement agents and net exercises related to previous financings. At March 31, 2003, there were approximately 61,000 shares of common stock issuable upon exercise of outstanding warrants to purchase common stock.

During the three months ended March 31, 2003, the Company granted options to purchase an aggregate of 814,320 shares of common stock. Also, during this same period, options to purchase 233,061 shares of common stock were exercised and 170,843 options either expired or were canceled.

4. Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 provides expanded accounting guidance surrounding liability recognition and disclosure requirements related to guarantees, as defined by this Interpretation. The Company adopted FIN No. 45 during the quarter ended December 31, 2002. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Concentration of Credit Risk and Significant Customers

Two customers accounted for 25% and 21% of the Company’s revenue for the three months ended March 31, 2003, while three customers accounted for 32%, 12% and 12% of accounts receivable as of March 31, 2003. During the three months ended March 31, 2002, three customers accounted for approximately 31%, 28% and 27% of the Company’s revenue and three customers accounted for 48%, 16% and 15% of the Company’s accounts receivable as of March 31, 2002.

6. Comprehensive Loss

For the three months ended March 31, 2003 and 2002, total comprehensive loss was $2,012,000 and $1,694,000, respectively, which equaled the net loss for both periods.

7. Net Loss Per Share

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share”, the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and options to purchase shares of common stock were excluded because their effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase approximately 12.0 million and 10.8 million shares of common stock at March 31, 2003 and 2002, respectively, and approximately 2.2 million and 4.3 million shares of common stock issuable upon conversion of Series E preferred stock at March 31, 2003 and 2002, respectively.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Litigation is subject to significant uncertainty and any final result could be greater or less than current management expectations. However, the Company believes that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

10. Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s consolidated financial statements. In the second quarter of 2003, due to the adoption of SFAS No. 145, the Company will be required to reclassify an extraordinary gain from debt restructuring in 2001.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

11. Subsequent Events

During the period between April 1 and May 7, 2003, 4,286 shares of common stock were issued upon conversion of Series E preferred stock, 66,852 shares of common stock were issued upon exercise of warrants to purchase common stock, and 142,000 shares of common stock were issued upon exercise of stock options.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and the 2002 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2003.

This quarterly report on Form 10-Q contains statements and information about management’s view of the Company’s future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operation and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this quarterly report on Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2002.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “SAFLINK” refer to SAFLINK Corporation, a Delaware corporation, and its subsidiaries.

Overview

We provide cost-effective network security software solutions to protect the safety of information assets and track network access by authorized personnel. We develop biometric authentication software and resell hardware from leading manufacturers of biometric hardware devices. Our products can be used to protect business and personal information by replacing passwords and personal identification numbers (PINs) with biometric identifiers in order to safeguard and simplify access to electronic systems. Biometric technologies identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint or voice or facial feature, and creating a unique digital identifier from that characteristic. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

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

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement given the complex nature of enterprise computer systems. However, recent advances in the development of integrated biometric software solutions, reduced cost of biometric devices, and the emergence of recognized industry standards to connect biometric components to applications have reduced the cost of implementing biometrics in commercial environments. We believe that government and private sector organizations will increasingly use this method of identity authentication because of the higher level of security and greater user convenience it provides and the reduced cost of password administration associated with such a security system.

Our software products are designed for large-scale and complex computer networks and allow computer users to be identified from various biometric technologies. Our products comply with recognized industry standards, which allows us to integrate a large variety of biometric technologies within a common application environment without costly development related to the integration of each technology. Our products also provide our customers with the flexibility to deploy a mixture of different biometric technologies within their network to meet specific user needs and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying biometric network support infrastructure.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our most critical accounting policy is revenue recognition and it affects the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9 and related interpretations, including technical practice aids, which provide specific guidance and stipulate that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for these elements. In multiple element arrangements in which fair value exists only for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

We incurred net losses attributable to common stockholders of approximately $2.0 million for the three months ended March 31, 2003. This compared to a net loss attributable to common stockholders of $6.4 million for three months ended March 31, 2002. The net loss attributable to common stockholders for the three months ended March 31, 2002 included an in-substance dividend of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of our Series C warrants during the quarter.

The following discussion presents certain changes in our revenue and operating expenses that have occurred during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three months ended March 31, 2003 and 2002: software, hardware and services. Product revenue consists of revenue from sales of licenses to use software produced by us and from the re-sale of hardware purchased from third parties. Service revenue consists of revenue from post-contract customer support, consulting services and training. During the three months ended March 31, 2003, software license sales were approximately $180,000, while sales of hardware and services were approximately $90,000 and $327,000, respectively. During the same period in 2002, software license sales were approximately $15,000, while sales of hardware and services were approximately $121,000 and $60,000, respectively. Total revenue of approximately $597,000 for the three months ended March 31, 2003 increased approximately $401,000, or 205%, from revenue of approximately $196,000 for the three months ended March 31, 2002. A portion of this increase was attributable to the recognition of approximately $110,000 in service revenue that had been deferred in connection with a 5-year contract with XL Vision, Inc., which expired in March 2003.

Total cost of revenue includes product cost of revenue and service cost of revenue. Product cost of revenue consists of packaging and production costs for software license sales and cost of hardware purchased from third parties for hardware sales. Service cost of revenue consists of labor and expenses for post-contract customer support, consulting services and training. During the three months ended March 31, 2003, cost of revenue from software, hardware and services were approximately $7,000, $48,000, and $84,000, respectively. During the same period in 2002, cost of revenue from software, hardware and services were approximately $17,000, $94,000 and $27,000, respectively. Despite the 205% increase in total revenue, total cost of revenue increased only slightly to approximately $139,000 for the three months ended March 31, 2003 from approximately $138,000 for the three months ended March 31, 2002, primarily because there was no cost of revenue incurred during the three months ended March 31, 2003 associated with the recognition of the XL Vision, Inc. service revenue.

Our gross margins for the three months ended March 31, 2003 and 2002 were approximately 77% and 30%, respectively. The changes from 2002 to 2003 were primarily due to a higher mix of software sales to hardware sales, and the recognition of approximately $110,000 for the XL Vision, Inc. contract for which there were no direct costs of revenue during the three months ended March 31, 2003.

Operating Expenses

Total operating expenses for the three months ended March 31, 2003 increased approximately $758,000, or 44%, to approximately $2.5 million from approximately $1.7 million for the comparable period in 2002. This increase was primarily due to increased compensation and related benefits ($262,000) resulting from a 21% (9 employees) increase in headcount in the first three months of 2003, higher advertising and promotion expenses ($108,000) associated with increased spending on trade shows and public relations, and an increase in non-cash professional services ($314,000), as a result of the issuance of common stock as well as options and warrants to purchase shares of common stock granted to consultants and providers of financial advisory services.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2003, as compared to the same period in 2002:

	Three Months
(Dollars in thousands)	Increase (Decrease)	Increase (Decrease)
Product development	$79	20%
Sales and marketing	644	179
General and administrative	35	4

	$758	44%

Product Development – Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses increased during the three months ended March 31, 2003, compared to the same period in 2002, as a result of increased software and equipment purchases, and legal fees associated with intellectual property matters.

Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, advertising and promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially during the three months ended March 31, 2003, compared to the same period in 2002. This increase is a result of increased headcount, which include eight new employees hired in the first three months of 2003, recruiting costs, travel, consulting fees and marketing activities, such as trade shows and public relations.

General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased slightly during the three months ended March 31, 2003 primarily due to non-cash amortization associated with the issuance of common stock and grants of options and warrants to purchase shares of common stock to third-party providers of financial advisory services, offset by reduced legal and other professional service fees.

Liquidity and Capital Resources

We expended $2.8 million in operating activities during the first three months of 2003, compared to $2.2 million for the same period in 2002. The operating use of cash was unusually high due to the acceleration of payments on customer accounts in the preceding quarter, as well as the deferral of related payments to equipment vendors until the current quarter.

We used approximately $153,000 in investing activities related to the purchases of equipment in the three months ended March 31, 2003, compared to approximately $1,000 for the same period in 2002. Net cash provided from financing activities was $9.6 million in the first three months of 2003, compared to $4.1 million during the same period in 2002.

Cash and working capital as of March 31, 2003 were approximately $14.1 million and $14.6 million, respectively, compared to approximately $7.4 million and $7.1 million, respectively, as of December 31, 2002. The increase in our cash and working capital as of March 31, 2003, compared to December 31, 2002, was primarily due to the net proceeds of approximately $9.4 million from warrant exercises of our Series C warrants and warrants associated with our June 2002 financing. This increase in cash is being used to expand our existing sales and product development teams, purchase equipment and supplies, market and promote our products, and general corporate purposes.

In March 2003, we signed a 3-year lease for 9,569 square feet in Bellevue, Washington that serves as our principal executive offices. Contractual commitments associated with this lease are $161,000, $217,000, $220,000, and $92,000 for the years 2003, 2004, 2005, and 2006, respectively.

The following table reflects our contractual commitments for operating leases as of March 31, 2003 (in thousands):

	2003	2004 to 2005	2006 to 2007	Total
Operating Leases	$218	532	133	$883

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K.

In addition to other information contained in this quarterly report on Form 10-Q, the following factors, among others, sometimes have affected, and in the future could affect our actual results and could cause future results to differ materially from those in any forward looking statements made by us or on our behalf. Factors that could cause future results to differ from expectations include, but are not limited to the following:

We have accumulated significant losses since we started doing business and may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We may continue to accumulate losses. We have accumulated net losses of approximately $87.3 million from our inception through March 31, 2003. We have continued to accumulate losses after March 31, 2003 to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future.

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

Because they own approximately 51% of our company, two investors could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

Given that two investors, combined, own in excess of 50% of our currently outstanding common stock, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders if they decided to act together. In addition, as of March 20, 2003, these investors beneficially own warrants to purchase an additional 430,442 shares of our common stock. If these investors exercised their warrants in full, they would own approximately 52% of our outstanding common stock.

If we are unable to maintain our Nasdaq SmallCap Market listing, our common stock may be subject to delisting from the SmallCap Market and your ability to trade shares of our common stock could suffer.

In April 2003, the Company was approved for relisting its common stock on the Nasdaq SmallCap Market and began trading on April 25, 2003. To remain listed on the Nasdaq SmallCap Market, we must meet the minimum listing requirements for continued listing, including, among other requirements, minimum bid price and market value of public float requirements. If we fail to continue to meet the minimum listing requirements, we may be delisted from the Nasdaq SmallCap Market. The Nasdaq SmallCap Market is typically less liquid and usually involves larger variations between the bid and ask price than stock trading on the Nasdaq National Market. If our common stock is delisted from the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market and the trading price of our common stock fell below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

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

Two customers accounted for 25% (BearingPoint—for the Department of Defense’s CAC program) and 21% (XL Vision, Inc.) of our revenue for the three months ended March 31, 2003. Three customers accounted for approximately 46% (Freddie Mac), 24% (BearingPoint—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our 2002 revenue, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

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

As of May 7, 2003, 25,908,372 shares of our common stock were outstanding. In addition, there are approximately 8.6 million shares of common stock issuable upon exercise or conversion of outstanding warrants and preferred stock. Sales of shares of common stock in the public market or the perception that sales of large numbers of our shares may occur could adversely affect the market price of our common stock. These sales or the perception of possible sales could also impair our ability to raise capital in the future. It is possible that this scenario will have an adverse effect on the market price of the common stock.

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

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results may fluctuate from quarter to quarter because of the following reasons:

•	reduced demand for products and services caused by competitors;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	cancellations, delays or contract amendments by government agency customers;

•	the lack of availability of government funds;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions;

•	other one-time financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume certain of our products that may contain complex designs and components.

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

Certain of our products often have a lengthy sales cycle while the customer evaluates and receives approvals for purchase. If, after expending significant funds and effort pursuing a sales opportunity, we fail to receive an order, a negative impact on our financial results and stock price could result.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our cash and cash equivalents portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives.

We have certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If, in the remainder of fiscal 2003, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2003, we issued an aggregate of 1,090,429 shares of our common stock to certain holders of our Series E Preferred stock upon the conversion of shares of our Series E Preferred stock. No consideration was received in connection with the issuance of such shares. The issuances of the shares of our common stock upon exchange of our Series E Preferred stock were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

During the three months ended March 31, 2003, we issued 4,752,111 shares of common stock upon the exercise of warrants associated with previous financings.

Options to purchase shares of common stock exercised by employees and consultants during the three months ended March 31, 2003 resulted in the issuance of 223,561 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1	Form of Employment Agreement for executive officers (as executed by the following executive officers: Ann Alexander, Jon Engman, Todd Dewey, Walter Hamilton, Gregory Jensen)*

10.2	Form of Retention Agreement for executive officers (as executed by the following executive officers: Ann Alexander, Jon Engman, Walter Hamilton, Gregory Jensen)*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement

(b) Reports on Form 8-K.

On March 6, 2003, we filed a current report on Form 8-K regarding the exercise of certain warrants during the first two months of 2003.

On May 6, 2003, we filed a current report on Form 8-K regarding our announcement that our application for relisting our common stock on the Nasdaq SmallCap Market had been approved.

On May 14, 2003, we filed a current report on Form 8-K regarding our press release announcing our financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: May 15, 2003	By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Glenn L. Argenbright, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SAFLINK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.1	Form of Employment Agreement for executive officers (as executed by the following executive officers: Ann Alexander, Jon Engman, Todd Dewey, Walter Hamilton, Gregory Jensen)*

10.2	Form of Retention Agreement for executive officers (as executed by the following executive officers: Ann Alexander, Jon Engman, Walter Hamilton, Gregory Jensen)*

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement