Form 10-Q
period 2003-06-30
SAFLINK CORP
filed 2003-08-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

COMMISSION FILE NUMBER 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 108th Ave NE, Suite 2100, Bellevue, Washington 98004

(Address of principal executive offices and zip code)

(425) 278-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

There were 26,988,133 shares of SAFLINK Corporation’s common stock outstanding as of August 11, 2003.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$12,179	$7,447
Accounts receivable, net	240	143
Inventory	132	39
Other current assets	574	790

Total current assets	13,125	8,419
Furniture and equipment, net	563	199

	$13,688	$8,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$448	$758
Accrued expenses	449	467
Deferred revenue	47	130

Total current liabilities	944	1,355
Stockholders’ equity:
Preferred stock	—	—
Common stock	267	196
Additional paid-in capital	103,108	92,316
Accumulated deficit	(90,631)	(85,249)

Total stockholders’ equity	12,744	7,263

	$13,688	$8,618

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Product	$87	$121	$357	$257
Service	80	243	407	303

Total revenue	167	364	764	560

Cost of revenue:
Product	36	168	91	279
Service	79	96	163	123

Total cost of revenue	115	264	254	402

Gross profit	52	100	510	158

Operating expenses:
Product development	705	406	1,186	808
Sales and marketing	1,482	369	2,485	728
General and administrative	1,251	942	2,247	1,903

Total operating expenses	3,438	1,717	5,918	3,439

Operating loss	(3,386)	(1,617)	(5,408)	(3,281)
Interest expense	(5)	—	(5)	(38)
Other income (expense), net	21	(4)	31	4

Net loss	(3,370)	(1,621)	(5,382)	(3,315)
Preferred stock dividend	—	—	—	4,731

Net loss attributable to common stockholders	$(3,370)	$(1,621)	$(5,382)	$(8,046)

Basic and diluted loss per common share:
Net loss	$(0.13)	$(0.12)	$(0.22)	$(0.28)
Preferred stock dividend	—	—	—	(0.40)
Net loss attributable to common stockholders	$(0.13)	$(0.12)	$(0.22)	$(0.68)

Weighted average number of common shares outstanding	26,074	13,036	23,986	11,836

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,382)	$(3,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	555	59
Depreciation and amortization	94	127
Changes in operating assets and liabilities:
Accounts receivable	(97)	(272)
Inventory	(93)	(46)
Other current assets	(295)	(174)
Accounts payable	(310)	(101)
Accrued expenses	(18)	205
Deferred revenue	(83)	(43)

Net cash used in operating activities	(5,629)	(3,560)
Cash flows from investing activities:
Purchases of property and equipment	(458)	(29)

Cash used in investing activities	(458)	(29)
Cash flows from financing activities:
Payments on notes payable	—	(1,435)
Proceeds from exercises of stock options	1,327	—
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	9,492	10,724

Net cash provided by financing activities	10,819	9,289

Net increase in cash and cash equivalents	4,732	5,700
Cash and cash equivalents at beginning of period	7,447	64

Cash and cash equivalents at end of period	$12,179	$5,764

Non-cash financing and investing activities:
Preferred stock dividend	$—	$4,731
Conversion of note payable to common stock	—	1,506
Conversion of Series E preferred stock	12	21
Cashless exercises of warrants	3	—
Issuance of common stock and warrants for prepaid services	—	243

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the “Company” or “SAFLINK”). The balance sheet at December 31, 2002 has been derived from the Company’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2003.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss attributable to common stockholders	$(3,370)	$(1,621)	$(5,382)	$(8,046)
Add stock-based employee compensation expense included in reported net loss	15	8	15	16
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,539)	(1,411)	(2,384)	(2,218)

Pro forma net loss attributable to common stockholders	(4,894)	(3,024)	(7,751)	(10,248)
Basic and diluted loss per common share, as reported	(0.13)	(0.12)	(0.22)	(0.68)
Basic and diluted loss per common share, pro forma	(0.19)	(0.23)	(0.32)	(0.87)

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

During the three months ended June 30, 2003, an aggregate of 75,715 shares of common stock were issued to two investors upon conversion of 530 shares of Series E preferred stock.

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

During the three months ended June 30, 2003, the Company received approximately $141,000 in net proceeds upon the exercise of warrants to purchase approximately 57,000 shares of common stock. Exercises during this period were related to placement agents warrants issued for previous financings and warrants that were issued for services to financial advisory consultants.

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

Due to a restriction in the Series A and Series B warrants held by SAC Capital Associates, LLC and SDS Merchant Fund, LP which precluded each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of the Company’s outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00 per share that number of shares of

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, SAC and SDS received a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

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

5. Concentration of Credit Risk and Significant Customers

Two customers accounted for 23% and 17% of the Company’s revenue for the six months ended June 30, 2003, while two customers accounted for 14% and 11% of the Company’s revenue for the three months ended June 30, 2003. Two customers accounted for 38% and 14% of accounts receivable as of June 30, 2003. For the six months ended June 30, 2002, two customers accounted for 41% and 18% of the Company’s revenue, while one customer accounted for 63% of the Company’s revenue for the three months ended June 30, 2002 and 73% of accounts receivable as of June 30, 2002.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Comprehensive Loss

For the three and six months ended June 30, 2003 and 2002, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

7. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and options to purchase shares of common stock were excluded because their effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase approximately 11.4 million and 14.9 million shares of common stock at June 30, 2003 and 2002, respectively, and approximately 2.2 million and 3.5 million shares of common stock issuable upon conversion of Series E preferred stock as of June 30, 2003 and 2002, respectively.

8. Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Under this definition, the Company operated, for all periods presented, as a single segment.

9. Legal Proceedings

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleges breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with SAFLINK’s purchase of substantially all of the intellectual property and fixed assets of Jotter in December 2000. The complaint seeks relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. The complaint also seeks unspecified monetary and equitable relief against SAFLINK and Jotter. SAFLINK tendered defense of the lawsuit to Jotter and Jotter accepted that tender. Jotter has retained Utah counsel to defend both Jotter and SAFLINK in the lawsuit, at Jotter’s expense. Jotter has informed the Company that it intends to vigorously defend the suit.

Litigation is subject to significant uncertainty and any final result could be greater or less than current management expectations. However, the Company currently believes that the outcome of these matters will not have a material adverse effect on its results of operations or financial condition.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10. Recently Issued Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material impact on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS 150 to have a significant impact on its financial position or results of operations.

11. Subsequent Events

On July 10, 2003, the Company issued redemption notices, pursuant to the terms of SAFLINK Corporation Series A warrants, to certain qualifying Series A warrant holders. The subsequent exercise of these warrants resulted in net proceeds to the Company of approximately $350,000 and the issuance of approximately 122,000 shares of common stock.

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

This quarterly report on Form 10-Q contains statements and information about management’s view of the Company’s future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operations and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this quarterly report on Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

We incurred net losses attributable to common stockholders of approximately $3.4 million and $5.4 million for the three and six months ended June 30, 2003, respectively. This compared to net losses attributable to common stockholders of $1.6 million and $8.0 million for three and six months ended June 30, 2002, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2002 included an in-substance dividend of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of our Series C warrants during January 2002.

The following discussion presents certain changes in our revenue and operating expenses that have occurred during the three and six months ended June 30, 2003, respectively, as compared to the three and six months ended June 30, 2002, respectively.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three and six months ended June 30, 2003 and 2002: software, hardware and services. Product revenue consists of revenue from sales of licenses to use software produced by us and from the re-sale of hardware purchased from third parties. Service revenue consists of revenue from post-contract customer support, consulting services and training. During the three months ended June 30, 2003, software license sales were approximately $40,000, while sales of hardware and services were approximately $47,000 and $80,000, respectively. During the same period in 2002, software license sales were approximately $26,000, while sales of hardware and services were approximately $95,000 and $243,000, respectively. Total revenue of approximately $167,000 for the three months ended June 30, 2003 decreased approximately $197,000, or 54%, from revenue of approximately $364,000 for the three months ended June 30, 2002. This decrease was primarily due to the absence of any significant project revenue during this period. Revenue of approximately $764,000 for the six months ended June 30, 2003 increased approximately $204,000, or 36%, from revenue of approximately $560,000 for the six months ended June 30, 2002. This cumulative increase for the first six months of 2003 was primarily driven by increases in software revenue and service revenue, which includes approximately $110,000 related to the XL Vision, Inc. contract that expired in March 2003 and was recognized in that period.

Total cost of revenue includes product cost of revenue and service cost of revenue. Product cost of revenue consists of packaging and production costs for software license sales and cost of hardware purchased from third parties for hardware sales. Service cost of revenue consists of labor and expenses for post-contract customer support, consulting services and training. During the three months ended June 30, 2003, cost of revenue from software, hardware and services were approximately $3,000, $33,000, and $79,000, respectively. During the same period in 2002, cost of revenue from software, hardware and services were approximately $87,000, $81,000 and $96,000, respectively. Total cost of revenue for the three months ended June 30, 2003 of approximately $115,000 decreased $149,000, or 56%, from cost of revenue of $264,000 for the same period in 2002. This decrease was primarily due to lower revenue in this period when compared to the same period in 2002. Total cost of revenue of approximately $254,000 for the six months ended June 30, 2003, decreased $148,000, or 37%, from $402,000 during the same period in 2002. Despite increased revenue, cost of revenue decreased significantly because we incurred significant software royalty fees during the first three months of 2002, which we are no longer obligated to pay in 2003 and beyond.

Our gross margins for the three months ended June 30, 2003 and 2002 were approximately 31% and 27%, respectively. Gross margins for the six months ended June 30, 2003 were approximately 67% and 28%, respectively. The changes from 2002 to 2003 were primarily due to a higher mix of software sales to hardware sales compared to previous quarters, and the recognition of approximately $110,000 in the first three months of 2003 for a service contract that expired for which there were no direct costs of revenue.

Operating Expenses

Total operating expenses for the three months ended June 30, 2003 increased approximately $1.7 million, or 100%, to approximately $3.4 million from approximately $1.7 million for the comparable period in 2002. This increase was primarily due to increased compensation and related benefits ($1,022,000) resulting from a 33%, or 17 employee, increase in headcount in the three months ending June 30, 2003, higher advertising and promotion expenses ($170,000) associated with increased spending on trade shows and public relations, and an increase in non-cash professional services ($220,000), as a result of the issuance of common stock as well as options and warrants to purchase shares of common stock granted to consultants and providers of financial advisory services. Most functional categories, including travel and entertainment, occupancy, and telephone and internet, had moderate increases in the three months ended June 30, 2003 as compared to the same period in 2002, due to the 89% increase in headcount from June 30, 2002 to June 30, 2003.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2003, as compared to the same periods in 2002:

	Three Months		Six Months
(Dollars in thousands)	Increase	Increase	Increase	Increase
Product development	$299	74%	$378	47%
Sales and marketing	1,113	302	1,757	241
General and administrative	309	33	344	18

	$1,721	100%	$2,479	72%

Product Development – Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses increased during the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to increased headcount and related compensation and benefits, as well as recruiting fees, and legal fees associated with our intellectual property. We currently believe that staffing is adequate to meet our short-term development objectives.

Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, advertising and promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially during the three and six months ended June 30, 2003, compared to the same periods in 2002. These increases were primarily due to increased headcount, which include fourteen new employees hired in the first six months of 2003, associated recruiting costs, travel and lodging, consulting fees and marketing activities, such as trade shows and public relations. We currently believe that staffing is adequate to cover potential sales opportunities and meet our short-term sales objectives. Sales and marketing expenses are a function of revenue, due to commissions being paid as percentage of sales, and will increase if revenue increases in subsequent quarters.

General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased modestly during the three and six months ended June 30, 2003 primarily due to non-cash amortization associated with the issuance of common stock and grants of options and warrants to purchase shares of common stock to third-party providers of financial advisory services. Other reasons for the increase during the three months ended June 30, 2003 include expenses related to the relocation of our principal executive offices, severance costs and NASDAQ re-listing fees. We currently believe that staffing remains adequate to meet our short-term objectives in this area.

Interest and Other income (expense)

Interest expense for the three and six months ended June 30, 2003, was approximately $5,000, compared to approximately $0 and $38,000, respectively, for the same periods in 2002. Interest expense during 2003 consists of interest accrued from the financing of certain insurance policies over a nine month period. Interest expense of $38,000 during the six months ended June 30, 2002, related to interest in connection with bridge loans.

Other income (expense) for the three and six months ended June 30, 2003, was approximately $21,000 and $31,000, respectively, compared to approximately ($4,000) and $4,000, respectively, for the same periods in 2002. Other income primarily consists of interest earned on cash and money market balances, and the increase is due to higher cash balances during the first six months of 2003 compared to the same period in 2002.

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2003, primarily from our working capital at December 31, 2002. As of June 30, 2003, our principal source of liquidity consisted of approximately $12.2 million of cash and working capital. We do not have a bank line of credit of other credit facility available to finance our operations.

We expended $5.6 million in operating activities during the first six months of 2003, compared to $3.6 million for the same period in 2002. The net loss of $5.4 million for the six months ended June 30, 2003 represents the majority of the cash used in operations. Significant adjustments to the net loss were decreases of approximately $295,000 and approximately $310,000 in other current assets and accounts payable, respectively, offset by approximately $555,000 in non-cash, stock-based compensation.

We used approximately $458,000 in investing activities during the six months ended June 30, 2003 related to the purchases of equipment and software to support our increased headcount and to increase operating efficiency, compared to approximately $29,000 for the same period in 2002.

Net cash provided from financing activities was $10.8 million in the first six months of 2003, compared to $9.3 million during the same period in 2002. During the first six months of 2003, we received $9.5 million in net proceeds for various warrant exercises and $1.3 million from stock option exercises. The $9.3 million provided by financing activities during the first six months of 2002 primarily came from the issuance of common stock to certain holders of our Series E preferred stock and exercises of Series A and Series B warrants to purchase common stock in January 2002 for net proceeds of $5.5 million. In addition, we had a financing in June 2002 which provided $4.9 million in net proceeds. These proceeds from financing activities in the first six months of 2002 were offset by payments made on notes payable of approximately $1.4 million.

Cash and working capital as of June 30, 2003 were both approximately $12.2 million, compared to approximately $7.4 million and $7.1 million, respectively, as of December 31, 2002. The increase in our cash and working capital as of June 30, 2003, compared to December 31, 2002, was primarily due to the net proceeds of approximately $9.4 million from warrant exercises of our Series C warrants and warrants associated with our June 2002 financing during the first two months of this year as well as proceeds from stock option exercises totaling approximately $1.3 million during the first six months of 2003. This increase in cash during this period was used to expand our existing sales and product development teams, purchase equipment and supplies, market and promote our products, and for general corporate purposes.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, as well as non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through June 30, 2003, and as of June 30, 2003, we had an accumulated deficit of approximately $90.6 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

We anticipate that our current cash and working capital will be sufficient to satisfy our working capital and capital requirements for at least the next 12 months. However, we cannot assure you that we will not require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public or private financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. If we are unable to obtain any necessary additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts and curtail certain of our other operations, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products.

The following table reflects our contractual commitments for operating leases as of June 30, 2003 (in thousands):

	2003	2004 to 2005	2006 to 2007	Total
Operating Leases	$146	$529	$152	$827

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

We have accumulated net losses of approximately $90.6 million from our inception through June 30, 2003. We have continued to accumulate losses after June 30, 2003 to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or cease our operations.

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

Given that two investors, combined, own in excess of 48% of our currently outstanding common stock, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders if they decided to act together. In addition, as of August 11, 2003, these investors beneficially own warrants to purchase an additional 430,442 shares of our common stock. If these investors exercised their warrants in full, they would own approximately 49% of our outstanding common stock.

If we are unable to maintain our Nasdaq SmallCap Market listing, our common stock may be subject to delisting from the SmallCap Market and your ability to trade shares of our common stock could suffer.

In April 2003, our common stock was approved for relisting on the Nasdaq SmallCap Market and began trading on April 25, 2003. For our common stock to remain listed on the Nasdaq SmallCap Market, we must meet the minimum listing requirements for continued listing, including, among other requirements, minimum bid price and market value of public float requirements. If we fail to continue to meet the minimum listing requirements, we may be delisted from the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the counter market or potentially on regional exchanges. This may have a negative impact on the liquidity and the price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock is not listed on the Nasdaq National Market or the Nasdaq SmallCap Market and the trading price of our common stock fell below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

The issuance of common stock reserved for our stock option plans and the exercise of warrants could dilute the value of our stock and may create a negative public perception of the value of our stock.

We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. Of these options and warrants, approximately 10.8 million have exercise prices below the recent market price of $5.51 (as of August 11, 2003). In addition, our existing stock option plan currently has approximately 3.1 million shares available for issuance as of August 11, 2003.

Our issuance of a large number of additional shares of our common stock upon the exercise of outstanding stock options or warrants could cause substantial dilution to existing stockholders and could decrease the market price of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. If we issue our common stock to option and warrant holders, it will dilute our investors’ interest. In addition, if a large number of option or warrant holders sell their shares of our common stock, it could create a negative public perception of the value of our stock.

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

Two customers accounted for 23% (BearingPoint—for the Department of Defense’s CAC program) and 17% (XL Vision, Inc.) of our revenue for the six months ended June 30, 2003. Three customers accounted for approximately 46% (Freddie Mac), 24% (BearingPoint—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our entire 2002 revenue, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

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

As of August 11, 2003, 26,988,133 shares of our common stock were outstanding. In addition, there are approximately 8.4 million shares of common stock issuable upon exercise or conversion of outstanding warrants and preferred stock. Sales of shares of common stock in the public market or the perception that sales of large numbers of our shares may occur could adversely affect the market price of our common stock. These sales or the perception of possible sales could also impair our ability to raise capital in the future. It is possible that this scenario will have an adverse effect on the market price of the common stock.

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

Particularly important is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenue, compounding the difficulty of achieving profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleges breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with our purchase of substantially all of the intellectual property and fixed assets of Jotter in December 2000. The complaint seeks relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. The complaint also seeks unspecified monetary and equitable relief against us and Jotter. We tendered defense of the lawsuit to Jotter and Jotter accepted that tender. Jotter has retained Utah counsel to defend both Jotter and SAFLINK in the lawsuit, at Jotter’s expense. Jotter has informed us that it intends to vigorously defend the suit.

Litigation is subject to significant uncertainty and any final result could be greater or less than current management expectations. However, we believe that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES

During the three months ended June 30, 2003, we issued an aggregate of approximately 76,000 shares of our common stock upon conversion of shares of our Series E preferred stock. No consideration was received in connection with the issuance of such shares. The issuances of the shares of our common stock upon exchange of our Series E preferred stock were exempt from registration under Section 4(2) of the Securities Act of 1933, were made without general solicitation or advertising, and each holder was a sophisticated investor with access to all relevant information.

Also, during the three months ended June 30, 2003, we issued approximately 129,000 shares of common stock upon the exercise of warrants associated with previous financings and financial advisory agreements.

Options to purchase shares of common stock exercised by employees and consultants during the three months ended June 30, 2003 resulted in the issuance of approximately 872,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 5, 2003. Two matters were voted upon and approved by the stockholders. The presentation below describes the matters voted upon and the results of the stockholders vote.

1. Election of Directors

Nominee	Votes For	Votes Against	Abstentions
Glenn L. Argenbright	15,902,586	—	10,651
Frank M. Devine	15,903,861	—	9,376
Terry N. Miller	15,901,206	—	12,031
Steven M. Oyer	15,902,564	—	10,673

2. Ratification of the appointment of KPMG, LLP as our Independent Auditors

	Votes	Percent Voted
For	15,905,689	99.95
Against	5,576.04
Abstain	1,972.01
Broker no-votes	—	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

3.1	Amended and Restated Bylaws of SAFLINK Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On May 6, 2003, we filed a current report on Form 8-K regarding our announcement that our application for relisting our common stock on the Nasdaq SmallCap Market had been approved.

On May 14, 2003, we filed a current report on Form 8-K regarding our press release announcing our financial results for the quarter ended March 31, 2003.

On July 21, 2003, we filed a current report on Form 8-K regarding our announcement that we had reached an agreement with Dell Computer Corporation to provide our biometric software, hardware and services to Dell customers through Dell’s channel sales organization.

On August 13, 2003, we filed a current report on Form 8-K regarding our announcement that we will soon be receiving a patent from the United States Patent and Trademark Office (“PTO”) for our patent application concerning a System and Method for Authenticating Users in a Computer Network.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: August 14, 2003	By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Bylaws of SAFLINK Corporation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002