Form 10-Q
period 2003-09-30
SAFLINK CORP
filed 2003-11-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 27,036,767 shares of SAFLINK Corporation’s common stock outstanding as of November 4, 2003.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$9,939	$7,447
Accounts receivable, net	727	143
Inventory	146	39
Other current assets	543	790

Total current assets	11,355	8,419
Furniture and equipment, net	594	199

	$11,949	$8,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$349	$758
Accrued expenses	746	467
Deferred revenue	39	130

Total current liabilities	1,134	1,355
Stockholders’ equity:
Preferred stock	—	—
Common stock	270	196
Additional paid-in capital	103,659	92,316
Accumulated deficit	(93,114)	(85,249)

Total stockholders’ equity	10,815	7,263

	$11,949	$8,618

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$331	$79	$688	$336
Service	432	287	839	590

Total revenue	763	366	1,527	926
Cost of revenue:
Product	125	39	216	318
Service	175	55	338	178

Total cost of revenue	300	94	554	496

Gross profit	463	272	973	430
Operating expenses:
Product development	687	447	1,873	1,255
Sales and marketing	1,317	415	3,802	1,143
General and administrative	956	880	3,203	2,783

Total operating expenses	2,960	1,742	8,878	5,181

Operating loss	(2,497)	(1,470)	(7,905)	(4,751)
Interest expense	(6)	(5)	(11)	(43)
Other income (expense), net	20	8	51	12

Net loss	(2,483)	(1,467)	(7,865)	(4,782)
Preferred stock dividend	—	—	—	4,731

Net loss attributable to common stockholders	$(2,483)	$(1,467)	$(7,865)	$(9,513)

Basic and diluted loss per common share:
Net loss	$(0.09)	$(0.08)	$(0.31)	$(0.35)
Preferred stock dividend	—	—	—	(0.34)
Net loss attributable to common stockholders	$(0.09)	$(0.08)	$(0.31)	$(0.69)

Weighted average number of common shares outstanding	26,936	17,701	24,980	13,820

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,865)	$(4,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	661	324
Depreciation and amortization	151	186
Changes in operating assets and liabilities:
Accounts receivable	(584)	(336)
Inventory	(107)	(30)
Other current assets	(370)	(158)
Accounts payable	(409)	(479)
Accrued expenses	279	(476)
Deferred revenue	(91)	(21)

Net cash used in operating activities	(8,335)	(5,772)
Cash flows from investing activities:
Purchases of property and equipment	(546)	(50)

Cash used in investing activities	(546)	(50)
Cash flows from financing activities:
Payments on notes payable	—	(1,435)
Proceeds from exercises of stock options	1,487	103
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	9,886	11,439

Net cash provided by financing activities	11,373	10,107

Net increase in cash and cash equivalents	2,492	4,285
Cash and cash equivalents at beginning of period	7,447	64

Cash and cash equivalents at end of period	$9,939	$4,349

Non-cash financing and investing activities:
Preferred stock dividend	$—	$4,731
Conversion of note payable to common stock	—	1,506
Conversion of Series E preferred stock	12	23
Cashless exercises of warrants	3	—
Issuance of common stock and warrants for prepaid services	—	175

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., (the “Company” or “SAFLINK”). The balance sheet at December 31, 2002, has been derived from the Company’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2003.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss attributable to common stockholders	$(2,483)	$(1,467)	$(7,865)	$(9,513)
Add stock-based employee compensation expense included in reported net loss	—	14	15	30
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,502)	(928)	(3,886)	(3,146)

Pro forma net loss attributable to common stockholders	(3,985)	(2,381)	(11,736)	(12,629)
Basic and diluted loss per common share, as reported	(0.09)	(0.08)	(0.31)	(0.69)
Basic and diluted loss per common share, pro forma	(0.15)	(0.13)	(0.47)	(0.91)

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

There were no conversions of Series E preferred stock during the three months ended September 30, 2003.

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

On July 10, 2003, the Company issued redemption notices, pursuant to the terms of SAFLINK Corporation Series A warrants, to certain qualifying Series A warrant holders. The subsequent exercise of these warrants resulted in net proceeds to the Company of approximately $345,000 and the issuance of approximately 122,000 shares of common stock. Also, during the three months ended September 30, 2003, the Company received an additional $49,000 in net proceeds upon the exercise of warrants to purchase approximately 23,000 shares of common stock related to placement agent and financial advisory warrant issuances.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

During January of 2002, the Company accounted for the value allocated to the inducement noted above through the issuance of the shares and Series C warrants and the modifications made to the Series A and B warrants as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increased the net loss applicable to common stockholders. The value allocated to the inducement related to the common shares issued, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended. The value allocated to the Series C warrants was calculated to be $3.8 million using an option pricing model.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Concentration of Credit Risk and Significant Customers

Two customers accounted for 29% and 11% of the Company’s revenue for the nine months ended September 30, 2003, while two customers accounted for 49% and 11% of the Company’s revenue for the three months ended September 30, 2003. Two customers accounted for 58% and 13% of accounts receivable as of September 30, 2003. For the nine months ended September 30, 2002, two customers accounted for 40% and 23% of the Company’s revenue. Two customers accounted for 44% and 38% of the Company’s revenue for the three months ended September 30, 2002, while one customer accounted for 74% of accounts receivable as of December 31, 2002.

6. Comprehensive Loss

For the three and nine months ended September 30, 2003, and 2002, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

7. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividends. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and options to purchase shares of common stock were excluded because their effect was anti-dilutive.

Potential common shares consisted of options and warrants to purchase approximately 11.2 million and 15.5 million shares of common stock at September 30, 2003, and 2002, respectively, and approximately 2.2 million and 3.4 million shares of common stock issuable upon conversion of Series E preferred stock as of September 30, 2003, and 2002, respectively.

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

10. Recently Issued Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a variable interest entity created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (SOP 97-2) to Non-Software Deliverables” (EITF 03-5). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is effective at the beginning of the first interim period beginning after August 13, 2003. The Company does not expect the adoption of EITF 03-5 to have a material impact on our financial position or results of operations.

11. Subsequent Events

On October 31, 2003, the Company signed a 5-year lease for 6,083 square feet in Reston, Virginia that will become the new offices for the Company’s Government sales team, integrated solutions group, and support staff. The lease period is to commence on or about February 1, 2004. Contractual commitments associated with this lease are approximately $121,000, $136,000, $140,000, $144,000, $154,000, and $161,000 for 2004, 2005, 2006, 2007, and 2008 and beyond, respectively.

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

In September 2003, we were awarded U.S. Patent No. 6,618,806 entitled “System and Method for Authenticating Users in a Computer Network,” which describes what we consider to be a fundamental process for controlling access to a computer network using biometric authentication. The patent primarily governs what we believe is a critical step in biometric authentication – the policy system, which provides administrators the flexibility to tailor biometric security for users within their organization.

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

Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware. Such revenue is recognized upon delivery of the hardware, provided that all other conditions of the sale have been met and evidence of fair value for any undelivered elements exists.

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

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We incurred net losses of approximately $2.5 million and $7.9 million for the three and nine months ended September 30, 2003, respectively. This compared to net losses of $1.5 million and $4.8 million for the three and nine months ended September 30, 2002, respectively. The net loss attributable to common stockholders of $9.5 million for the nine months ended September 30, 2002 included an in-substance dividend of approximately $4.7 million resulting from the modification of our Series A and B warrants, sale of common stock, and issuance of our Series C warrants during January 2002.

The following discussion presents certain changes in our revenue and operating expenses that have occurred during the three and nine months ended September 30, 2003, respectively, as compared to the three and nine months ended September 30, 2002, respectively.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three and nine months ended September 30, 2003, and 2002: software, hardware and services. Product revenue consists of revenue from sales of licenses to use software produced by us and from the re-sale of hardware purchased from third parties. Service revenue consists of revenue from post-contract customer support, consulting services and training. During the three months ended September 30, 2003, software license sales were approximately $169,000, while sales of hardware and services were approximately $162,000 and $432,000, respectively. During the same period in 2002, software license sales were approximately $43,000, while sales of hardware and services were approximately $36,000 and $287,000, respectively. Total revenue of approximately $763,000 for the three months ended September 30, 2003, increased approximately $397,000, or 108%, from revenue of approximately $366,000 for the three months ended September 30, 2002. This increase was primarily due to the utilization of our more extensive and experienced direct sales team and reseller channel to pursue sales opportunities. Revenue of approximately $1.5 million for the nine months ended September 30, 2003, increased approximately $601,000, or 65%, from revenue of approximately $926,000 for the nine months ended September 30, 2002.

Total cost of revenue includes product cost of revenue and service cost of revenue. Product cost of revenue consists of packaging and production costs for software license sales and cost of hardware purchased from third parties for hardware sales. Service cost of revenue consists of labor and expenses for post-contract customer support, consulting services and training. During the three months ended September 30, 2003, cost of revenue from software, hardware and services were approximately $2,000, $123,000, and $175,000, respectively. During the same period in 2002, cost of revenue from software, hardware and services were approximately $11,000, $28,000 and $55,000, respectively. Total cost of revenue for the three months ended September 30, 2003, of approximately $300,000 increased $206,000 from cost of revenue of $94,000 for the same period in 2002. This increase was primarily due to higher revenue in this period when compared to the same period in 2002. Total cost of revenue of approximately $554,000 for the nine months ended September 30, 2003, increased $58,000, or 12%, from $496,000 during the same period in 2002. Even with a 65% increase in revenue during the nine month period ending September 30, 2003, cost of revenue increased only slightly primarily because we incurred significant software royalty fees during the first three months of 2002, which we are no longer obligated to pay in 2003 and beyond.

Our gross margins for the three months ended September 30, 2003, and 2002 were approximately 61% and 74%, respectively. This decrease was mainly due to a favorable settlement related to a customer account during the prior-year period, whereby we recorded revenue of $160,000 with no direct costs from which we realized unusually high gross margins on that revenue. Gross margins for the nine months ended September 30, 2003, were approximately 64% and 46%, respectively. This increase from 2002 to 2003 was primarily due to a higher mix of software license sales to hardware sales compared to 2002, the lack of software royalty fees in 2003 and the recognition of approximately $110,000 in the first three months of 2003 for a service contract that expired for which there were no direct costs of revenue.

Operating Expenses

Total operating expenses for the three months ended September 30, 2003, increased approximately $1.2 million, or 70%, to approximately $3.0 million from approximately $1.8 million for the comparable period in 2002. This increase was primarily due to increased compensation and related benefits ($913,000), increased travel and entertainment expenses ($121,000), and higher advertising and promotion expenses ($74,000) associated with increased spending on trade shows and public relations. These costs were largely driven by the expansion of our direct sales team. Other functional categories, including occupancy and telephone and internet, had moderate increases in the three months ended September 30, 2003, as compared to the same period in 2002, due to the 75%, or 30 employee, increase in headcount from September 30, 2002, to September 30, 2003.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2003, as compared to the same periods in 2002:

	Three Months		Nine Months
(Dollars in thousands)	Increase	Increase	Increase	Increase
Product development	$240	54%	$618	49%
Sales and marketing	902	217	2,659	233
General and administrative	76	9	420	15

	$1,218	70%	$3,697	71%

Product Development – Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses increased during the three and nine months ended September 30, 2003, compared to the same periods in 2002, primarily due to increased headcount and related compensation and benefits, as well as recruiting fees, and legal fees associated with our intellectual property. We currently believe that staffing is adequate to meet our short-term development objectives.

Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, advertising and promotional expenses and travel and entertainment costs. Sales and marketing expenses increased substantially during the three and nine months ended September 30, 2003, compared to the same periods in 2002. These increases were primarily due to increased headcount, which included fifteen new employees hired in the first nine months of 2003, and associated recruiting costs, travel and lodging, consulting fees and marketing activities, such as trade shows and public relations. We currently believe that staffing is adequate to cover potential sales opportunities and meet our short-term sales objectives. Sales and marketing expenses are a function of revenue, due to commissions being paid as percentage of sales, and will increase if revenue increases in future quarters.

General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased modestly during the three and nine months ended September 30, 2003, primarily due to non-cash amortization associated with the issuance of common stock and grants of options and warrants to purchase shares of common stock to third-party providers of financial advisory services. This non-cash amortization ended in September 2003. We currently believe that staffing remains adequate to meet our short-term objectives in this area.

Interest and Other income (expense)

Interest expense for the three and nine months ended September 30, 2003, was approximately $6,000 and $11,000, compared to approximately $5,000 and $43,000, respectively, for the same periods in 2002. Interest expense during 2003 consists of interest accrued from the financing of certain insurance policies over a nine month period. Interest expense of $43,000 during the nine months ended September 30, 2002, related to interest in connection with bridge loans and the financing of certain insurance policies.

Other income (expense) for the three and nine months ended September 30, 2003, was approximately $20,000 and $51,000, respectively, compared to approximately $8,000 and $12,000, respectively, for the same periods in 2002. Other income primarily consisted of interest earned on cash and money market balances, and the increase was due to higher cash balances during the first nine months of 2003 compared to the same period in 2002.

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2003, primarily from our working capital. As of September 30, 2003, our principal source of liquidity largely consisted of approximately $9.9 million of cash. We do not have a bank line of credit of other credit facility available to finance our operations.

We expended $8.3 million in operating activities during the first nine months of 2003, compared to $5.8 million for the same period in 2002. The net loss of $7.9 million for the nine months ended September 30, 2003, represents the majority of the cash used in operations. Significant adjustments to the net loss were increases of $584,000 and $370,000 in accounts receivable and other current assets, respectively, and a decrease of $409,000 in accounts payable, offset by a $661,000 in non-cash, stock-based compensation.

We used approximately $546,000 in investing activities during the nine months ended September 30, 2003, related to the purchases of equipment and software to support our increased headcount and to increase operating efficiency, compared to approximately $50,000 for the same period in 2002.

Net cash provided from financing activities was $11.4 million in the first nine months of 2003, compared to $10.1 million during the same period in 2002. During the first nine months of 2003, we received $9.9 million in net proceeds for various warrant exercises and $1.5 million from stock option exercises. The $10.1 million provided by financing activities during the first nine months of 2002 primarily came from the issuance of common stock to certain holders of our Series E preferred stock and exercises of Series A and Series B warrants to purchase common stock in January 2002 for net proceeds of $5.5 million. In addition, we had a financing in June 2002 which provided $4.9 million in net proceeds and we also received $103,000 from the exercise of stock options. These proceeds from financing activities in the first nine months of 2002 were offset by payments made on notes payable of approximately $1.4 million.

Cash and working capital as of September 30, 2003, were approximately $9.9 million and $10.2 million, compared to approximately $7.4 million and $7.1 million, respectively, as of December 31, 2002. The increase in our cash and working capital as of September 30, 2003, compared to December 31, 2002, was primarily due to the net proceeds of approximately $9.9 million from warrant exercises of our Series A warrants, Series C warrants and warrants associated with our September 2002 financing as well as proceeds from stock option exercises totaling approximately $1.5 million during the first nine months of 2003. The cash provided by financing activities during this period was used to expand our existing sales and product development teams, purchase equipment and supplies, market and promote our products, and for general corporate purposes.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through September 30, 2003, and as of September 30, 2003, we had an accumulated deficit of approximately $93.1 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

We anticipate that our current cash and working capital will be sufficient to satisfy our working capital and capital requirements for the next 9 months. However, if our expenses increase, we will likely require additional funds prior to such time, and we would then seek to sell additional equity or debt securities through public or private financings, or seek alternative sources of financing. We cannot assure you that additional funding will be available on favorable terms, when needed, if at all. If we are successful in raising additional financing, we may not be able to do so on terms that are not excessively dilutive to existing stockholders or less costly than existing sources of financing. If we are unable to obtain any necessary additional financing, we may be required to reduce the scope of our planned sales and marketing and product development efforts and curtail certain aspects of our other operations, which could materially adversely affect our business, financial condition and operating results. In addition, we may require additional funds in order to fund more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products.

The following table reflects our contractual commitments as of September 30, 2003 (in thousands):

	2003	2004 to 2005	2006 to 2007	Total
Operating Leases	$73	$533	$159	$765
License Agreement	42	78	—	120

	$115	$611	$159	$885

On October 31, 2003, we signed a 5-year lease for 6,083 square feet in Reston, Virginia that will become the new offices for our Government sales team, integrated solutions group, and support staff. The lease period is to commence on or about February 1, 2004. Contractual commitments associated with this lease are approximately $121,000, $136,000, $140,000, $144,000, $154,000, and $161,000 for 2004, 2005, 2006, 2007, and 2008 and beyond, respectively.

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

We have accumulated net losses of approximately $93.1 million from our inception through September 30, 2003. We have continued to accumulate losses after September 30, 2003, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or cease our operations.

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

Even if biometric solutions gain wide market acceptance, our products and services may not adequately address the market requirements and may not gain wide market acceptance. If biometric solutions or our products and services do not gain wide market acceptance our business and our financial results will suffer.

Because they own approximately 48% of our company, two investors could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

Given that two investors, combined, own in excess of 48% of our currently outstanding common stock, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders if they decided to act together. In addition, as of November 4, 2003, these investors beneficially own warrants to purchase an additional 430,442 shares of our common stock. If these investors exercised their warrants in full, they would own approximately 49% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. Of these options and warrants, approximately 10.9 million have exercise prices below the recent market price of $4.55 (as of November 4, 2003). In addition, our existing stock option plan currently has approximately 2.9 million shares available for issuance as of November 4, 2003.

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

Two customers accounted for 29% and 11% of our revenue for the nine months ended September 30, 2003. Three customers accounted for approximately 46% (Freddie Mac), 24% (BearingPoint—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our entire 2002 revenue, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future.

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

As of November 4, 2003, 27,036,767 shares of our common stock were outstanding. In addition, there are approximately 8.3 million shares of common stock issuable upon exercise or conversion of outstanding warrants and preferred stock. Sales of shares of common stock in the public market or the perception that sales of large numbers of our shares may occur could adversely affect the market price of our common stock. These sales or the perception of possible sales could also impair our ability to raise capital in the future. It is possible that this scenario will have an adverse effect on the market price of the common stock.

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

Particularly important is our need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs are very difficult to adjust in response to short-term fluctuations in our revenue, compounding the difficulty of achieving profitability.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal controls

There were no significant changes in our internal controls that have materially affected, or are reasonably likely to materially affect our internal controls subsequent to the end of the period covered by this quarterly report.

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

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 2003, we issued an aggregate of approximately 147,000 shares of common stock upon the exercise of Series A warrants, placement agent warrants associated with previous financings and warrants associated with financial advisory agreements.

Options to purchase shares of common stock exercised by employees and consultants during the three months ended September 30, 2003 resulted in the issuance of approximately 109,000 shares of common stock.

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

(b) Reports on Form 8-K.

On August 14, 2003, we furnished a current report on Form 8-K regarding our press release announcing our financial results for the quarter ended June 30, 2003.

On August 27, 2003, we filed a current report on Form 8-K announcing our appointment of Gordon Fornell to our Board of Directors.

On September 10, 2003, we filed a current report on Form 8-K announcing that we had been awarded U.S. Patent No. 6,618,806 from the United States Patent and Trademark Office for a system for authenticating users in a computer network.

On November 3, 2003, we furnished a current report on Form 8-K regarding our press release announcing our financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: November 14, 2003	By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002