Form 10-K
period 2003-12-31
SAFLINK CORP
filed 2004-03-30
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4346070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 108th Avenue NE, Suite 2100
Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 278-1100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $62,020,334, based upon the last sale price reported for the common stock of the registrant on the Nasdaq SmallCap Market on June 30, 2003, being the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of common stock of the registrant held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of this calculation is based solely on information on Schedule 13D or 13G filed with the Securities and Exchange Commission and is as of June 30, 2003. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,332,453 shares of the registrant’s common stock outstanding as of March 19, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2004 annual meeting of stockholders.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Annual Report on Form 10-K. These forward-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our beliefs regarding the development of industry standards, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenue, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenue and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any common stock cash dividends, our expectations regarding software development costs, our beliefs and expectations regarding our results of operations and financial position, our beliefs regarding estimates in valuing in-process research and development, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources and that cash flow from existing operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for the foreseeable future, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in the section of this Annual Report on Form 10-K entitled “Risk Factors That May Affect Future Results” below. In addition, these forward looking statements are subject to risks and uncertainties associated with the possibility that the merger we announced on March 23, 2004, with SSP Solutions, Inc. may not close, the failure of the combined company to retain key employees, the failure of the combined company to manage the cost of integrating the businesses of SAFLINK and SSP-Solutions, successful integration of the acquired business, technology and employees and the realization of anticipated benefits of the transaction, risks associated with the rapidly evolving market for biometric solutions and our products and services, general economic conditions, the pace of spending and timing of economic recovery in the biometric and smart card industries, the combined company’s inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance, higher than anticipated expenses the combined company may incur in future quarters. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “SAFLINK” refer to SAFLINK Corporation, a Delaware corporation, and its subsidiaries.

Overview

SAFLINK Corporation offers software solutions that protect intellectual property, secure information assets, control access to physical facilities, and eliminate passwords. SAFLINK’s Secure Authentication Framework™ (SAF™) software provides Identity Assurance Management™, allowing administrators to verify the identity of users and control their access to: computer networks; physical facilities; applications; event tracking systems; and time and attendance systems. We develop application software and resell hardware and device control software from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal assets and to replace passwords, keys, and personal identification numbers (PINs) in order to safeguard and simplify access to electronic systems, buildings, and secure areas. Biometric technologies automatically identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

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

Our software products are designed for large-scale and complex computer networks, facilities, and manufacturing automation systems, and allow users seeking access or performing transactions to be identified using various biometric technologies. Our products comply with recognized industry standards, which allow us to integrate a large variety of biometric technologies within a common application environment without costly development related to each technology. Our products also provide our customers with the flexibility to deploy a mixture of different biometric technologies within their network to meet specific user and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying biometric network support infrastructure.

In December 1997, SAFLINK and the National Security Agency (NSA) jointly introduced and demonstrated the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by SAFLINK under a contract from the NSA and was subsequently released into the public domain as a proposed biometric interoperability standard. HA-API subsequently evolved into a standard called BioAPI. BioAPI was recognized by the American National Standards Institute (ANSI) in February 2002, and has been designated as ANSI/INCITS 358 BioAPI. This standard is now being considered for adoption by the International Organization for Standards (ISO) and ballot approval is expected to take place by the end of 2004 or early 2005. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 120 organizations that have collaborated to develop this new standard. We also support other related biometric standards efforts, including the Common Biometric Exchange File Format (CBEFF) specification and we intend to keep all of our products compliant with these standards as they continue to evolve.

We are positioning and promoting our Secure Authentication Facility, or SAF, brand in conjunction with selected biometric and other identification technologies currently available in the marketplace including those from:

•	AuthenTec, Inc., BIO-key International, Inc., Cherry Electrical Products, Inc., Cross Match, Inc., Fellowes, Inc., Key Source, Inc., Memory Experts International, Inc., Precise Biometrics, A.B., SecuGen Corp., SCM Microsystems, Inc., Silex Technology America, Inc., Startek Engineering, Inc., Targus Group International, UPEK, Inc. (formerly STMicroelectronics Group), and Zvetco, Inc., for fingerprint imaging;

•	Identix, Inc. (formerly Visionics Corporation) for facial recognition;

•	Iridian Technologies, Inc., Panasonic Security and Digital Imaging Co., and Oki Electric Industry Co., Ltd. for iris recognition; and

•	RF IDeas, Inc., Ensure Technologies, Inc., ComputerProx Corporation, and Gemplus S.A. for radio frequency (RF) badges, ultrasound presence detection and smart card technologies.

Recent Developments

Merger Agreement with SSP-Litronic

On March 22, 2004, we entered into an agreement and plan of merger and reorganization with SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic (SSP-Litronic), and Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK, pursuant to which Spartan will merge with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK. A copy of the merger agreement is attached to our current report on Form 8-K filed with the SEC on March 23, 2004, as Exhibit 2.1. In connection with the execution of the merger agreement, certain of our directors, executive officers and affiliates entered into stockholder agreements with SSP-Litronic in the form attached to our current report on Form 8-K filed with the SEC on March 23, 2004, as Exhibit 99.1, and certain of SSP-Litronic’s directors, executive officers and affiliates entered into stockholder agreements with us in the form attached to our current report on Form 8-K filed with the SEC on March 23, 2004, as Exhibit 99.2.

The merger is subject to the approval of each company’s stockholders, regulatory review, and other customary closing conditions. The transaction is intended to qualify as a tax-free transaction and is expected to close in the second or third quarter of 2004, depending on regulatory review.

Pursuant to the terms of the merger agreement, we will acquire all of the outstanding shares of SSP-Litronic in a stock-for-stock transaction where each share of SSP-Litronic common stock will be exchanged for 0.6 shares of our common stock. Given the current capital structures of both companies, it is anticipated that the security holders of SSP-Litronic would receive approximately 49% of the combined company’s outstanding fully-converted shares at closing and our security holders would continue to hold the remaining 51% of the combined company’s outstanding fully-converted shares at closing. The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the complete text of the merger agreement, which is filed as Exhibit 2.1 to our current report on Form 8-K filed with the SEC on March 23, 2004, and is incorporated herein by reference. Please refer to the exhibits referred to in Item 7 of that Form 8-K, and the joint press release issued by us and SSP-Litronic on March 22, 2004, attached as Exhibit 99.3 to our current report on Form 8-K filed with the SEC on March 23, 2004, announcing the signing of the merger agreement.

The new company will be led by a management team and board of directors selected from both companies. Richard P. Kiphart, formerly chairman of Memphis-based Concord EFS and a managing director of William Blair & Company, LLC investment banking firm will become chairman of the board of directors of the combined company. Glenn L. Argenbright, President and CEO of SAFLINK, will remain president and CEO of the combined company. Kris Shah, co-chairman and president of SSP-Litronic, will maintain his role as president of SSP-Litronic. Marvin Winkler, co-chairman and CEO of SSP-Litronic, will become the vice chairman of the board of directors and is expected to assist executive management with strategic initiatives. Other executive management positions and members of the board of directors will be designated prior to the closing of the transaction.

We intend to file a registration statement on Form S-4 in connection with the transaction, and we intend to mail a joint proxy statement/prospectus with SSP-Litronic to our respective stockholders in connection with the transaction. Our investors and security holders, as well as investors and security holders of SSP-Litronic, are urged to read the joint proxy statement/prospectus when it becomes available because it will contain important information about us, SSP-Litronic and the transaction. Investors and security holders may obtain a free copy of the joint proxy statement/prospectus (when it is available) at the SEC’s website at www.sec.gov. A free copy of the joint proxy statement/prospectus may also be obtained from us or from SSP-Litronic.

In addition to the registration statement on Form S-4 to be filed by us in connection with the transaction, and the joint proxy statement/prospectus to be mailed to our stockholders and to the stockholders of SSP-Litronic in connection with the transaction, SSP-Litronic files annual, quarterly and special reports, proxy and information statements, and other information with the SEC. We encourage you to read and copy any of these reports, statements and other information at the SEC’s web site at www.sec.gov., at SSP-Litronic’s website at www.sspsolutions.com.

Private Placement of Common Stock

On February 26, 2004, we raised approximately $9.2 million through a private placement of shares of our common stock. We sold a total of 3,080,000 shares of our common stock to a group of accredited institutional investors at a price of $3.00 per share. The placement agent for the financing was Burnham Hill Partners. The per share purchase price represented a discount of approximately 8.3% to the $3.27 per share closing sale price for shares of our common stock as reported on the Nasdaq SmallCap Market on February 25, 2004, the trading day prior to the closing of the financing. Investors also received warrants to purchase up to 1,232,000 additional shares of common stock. The warrants have a term of five years and an exercise price of $3.97 per share.

In connection with the financing, we have agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the financing and the shares of common stock underlying the warrants. We also granted a right of first refusal to investors to purchase their pro rata portion of securities issued by us to third parties for a period of 12 months following the closing of the financing, subject to certain excluded transactions.

Acquisition of Assets from Biometric Solutions Group

On December 29, 2003, we acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. (BSG). We intend to integrate the acquired assets into our business operations and intend to continue the operation located in Charleston, South Carolina.

We paid approximately $3.9 million for the acquired assets, which consisted of $500,000 in cash, 1,122,855 shares of our common stock, and $262,000 in direct acquisition fees. The value of the common stock we issued in connection with this transaction is based on the average closing price of our common stock as reported on the Nasdaq SmallCap Market for a period before and after the date of the acquisition. ISS and BSG have agreed not to sell the shares of common stock received in the transaction for a period of three years. We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock issued in connection with the transaction.

We determined the consideration for the acquisition through arms-length negotiation, and we paid the cash portion of the purchase price out of funds from our working capital. We had no material relationships with ISS or BSG, or any of their respective affiliates, directors or officers, or any associates of any such director or officer, prior to the acquisition transaction.

We acquired certain intellectual property, tangible assets and inventory in the transaction. In addition, we offered employment to certain employees of ISS in connection with the acquisition, including Robert L. Turbeville, Jr., a former senior vice president for ISS who now leads our physical access group. We did not acquire any known liabilities in the transaction.

At closing of the transaction, we placed approximately 46% of the purchase price, comprising 600,000 shares of our common stock, into an escrow for the purpose of securing the indemnification obligations of ISS and BSG under the purchase agreement. Subject to certain exceptions, 300,000 of the shares will remain in escrow for a period of one year from the closing date, and the balance of the shares will remain in escrow for a period of two years from the closing date, and in each case until all pending claims for indemnification, if any, have been resolved.

Available Information

We are headquartered at 777 108th Ave NE Bellevue, WA 98004. We file reports with the Securities and Exchange Commission (SEC), including Annual Reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

Our Internet site is http://www.saflink.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website is not part of this report.

Market Overview

As computer use migrates towards a networked environment, and our economy shifts towards information as a primary asset, individuals and organizations are becoming more concerned with protecting individual privacy and ensuring the security of information maintained on personal computers, the Internet, and corporate networks. Physical security for buildings and sensitive areas has also become a focal point in light of terrorism, workplace violence, and theft by employees of retail goods.

A number of technologies and strategies have been developed to address these concerns, including encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, magnetic stripe cards, digital certificates, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process—positive personal identification and authentication of the individual seeking access. Since biometrics are based on the unique physical characteristic of each individual, they provide a superior means of identification.

With the growth of electronic commerce, access points to the Internet and corporate networks (which we sometimes refer to as enterprise networks) have increased significantly, and now include corporate desktops, home PCs, mobile laptops, and hand-held devices. Using passwords as the primary method of verifying the identity of remote users is subject to a number of security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a user’s pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Attempts to increase security by requiring complex passwords comprised of letters, numbers, and symbols are often met with significant resistance by employees. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity. Disgruntled or unethical employees also account for a large percentage of the increasing incidence of significant financial loss from unauthorized access to electronic data or files.

Traditional methods of controlling physical access to buildings and secure areas also have a number of disadvantages. PINs, magnetic stripe cards, and radio frequency badges, since they are based on something that is known or carried, can all be stolen, shared, and lost – each of which is a significant security vulnerability.

Time and attendance systems that utilize punch cards or time clocks are an additional concern for many organizations. The American Payroll Association estimates that between 7 and 12 percent of all time clock transactions are fraudulent, a result of “buddy punching” where an hourly employee is punched in (or out) by a coworker in order to increase his or her total number of hours worked. False overtime is often a significant expense for companies who pay a multiple of the standard hourly wage for overtime when employees deliberately extend their hours when not authorized to do so.

Organizations that perform computer-based electronic transactions, such as recording actions taken in a manufacturing process, the act of dispensing pharmaceuticals, or the process of approving electronic documents, need to have a simple and secure way of authenticating digital signatures. Biometrics can be a cost-effective means of providing positive proof of identity when auditing events or approving computer-based transactions. The resultant audit trail of events cannot be denied or repudiated by an individual if the events are inextricably linked to their unique biometric characteristics.

We believe that a sustainable market is developing for biometric technologies used in information security and data privacy applications. There are several factors that we believe will contribute to the growth of this industry:

•	Concern regarding critical infrastructure security which has been heightened significantly since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. The private sector is also recognizing the importance of securing networks against attacks by terrorists and is seeking more secure methods of user authentication.

•	Recent legislation and regulations—such as the landmark Health Insurance Portability and Accountability Act healthcare regulations, the Gramm-Leach-Bliley Financial Modernization Act, and California bill 1386—require that customer information, data, and financial records be kept secured, and outline substantial penalties for failure to do so. The FDA regulation 21CFR Part 11 requires positive authentication of digital signatures placed on electronic records created within regulated industries such as pharmaceutical manufacturing.

•	Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems by hackers and unauthorized access by disgruntled employees.

•	The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

•	The cost and inconvenience of using multiple or complex passwords that are frequently changed. A recent third party survey indicated more than 40 percent of security initiatives designed to improve security are abandoned because of resistance by employees and upper management to the inconvenience of complex passwords and additional barriers to entry that traditional security can erect. Since biometrics are based on an innate physical characteristic, they are highly convenient for users, and much more likely to promote compliance with security policy. Identity Assurance Management leverages this convenience by consolidating physical, network, and application security into one biometric.

•	The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption “keys” used to lock up the data. Today, these keys are generally stored in computers or smart cards and are commonly protected by simple PINs or passwords. We believe biometrics will play an important role in protecting these keys from unauthorized access.

•	IT industry leaders such as Citrix, Computer Associates, Dell, Hewlett Packard, Novell, Microsoft, MPC Computers, IBM, and Intel are supporting the integration of biometrics within their system platforms and have publicly announced that information security is a top corporate focus.

•	Falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in the accuracy, performance, and user acceptance of this technology have made integration of biometrics for physical access, desktop PCs, and portable computers a cost effective security alternative for the commercial market.

•	New and even more powerful biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors such as Targus and Panasonic.

•	The International Biometric Industry Association (IBIA), the industry’s official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism.

•	The BioAPI Consortium, a group of over 120 organizations from the biometrics industry, government and information technology vendors, has succeeded in having the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry standard software specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies. This standard is now before the International Organization for Standards (ISO) for balloting to become an international standard.

Quantifiable Business Benefits

In addition to replacing passwords with biometrics, our enterprise network security and physical access solutions provide a number of powerful benefits for customers regardless of the industry they occupy. At the highest level, our solutions are designed to ensure protection, security, and safety for a company’s computer network, facilities, and intellectual property. Specifically, these benefits include:

•	Increased network security. Our solutions economically address a critical security threat by eliminating passwords for the primary network login and replacing them with the strongest known means of security—a unique individual identifier, such as a fingerprint, iris pattern, voice pattern, or facial characteristic.

•	Increased facility security. Our solutions help protect enterprise facilities by extending the use of biometrics to physical access points.

•	Convenience and productivity. Biometric authentication allows users to be more productive by replacing their traditional text-based passwords with a unique individual identifier they cannot lose or forget.

•	Centralized management. Significant cost savings can be realized by combining the management of security infrastructure into one centralized system. Security systems based on proprietary technology require dedicated personnel, computer software and hardware, and redundant backup systems in order to perform adequately. SAFLINK’s Identity Assurance Management software offers a centralized system to control and manage a broad range of security vulnerabilities. Since this system and its controls can be integrated within existing computer architecture at the operating system level, it allows companies to establish security without additional computer components and to substantially reduce administrative overhead required by disparate systems.

•	Compatibility with leading single sign-on systems and popular enterprise software applications. Our solutions are designed to interface with leading third party single sign-on systems and software applications to provide the convenience and security of biometric authentication at the application and transaction level in addition to the primary network login.

•	ROI/Administrative cost savings. Our solutions can provide significant cost savings to existing network and operational infrastructure. For example, an IDC report estimates that the annual cost of password management is approximately $200 to $300 per user. Since our network security solutions can cost as little as $40 per user for a permanent license, customers can achieve a rapid return on investment by replacing passwords with biometrics. In addition, organizations utilizing our time and attendance systems can also realize cost savings by reducing “buddy punching,” which accounts for an estimated 7 to 12 percent of all time clock transactions, according to the IDC report.

•	Reduced loss of intellectual property. A 2003 report by the FBI indicates the average company loses $2.7 million in intellectual property (IP) per year due to unauthorized computer security breeches. By preventing password fraud and verifying the identity of individuals attempting to access files, applications, and data containing intellectual property, companies can reduce the loss of IP and maintain competitive advantages that their IP provides.

•	Reliable audit capabilities. Our solutions also provide the ability to track individual logins, logoffs, biometric enrollments, and other biometric related network events, which help to mitigate fraud and ensure compliance with government regulations.

Technical Features and Benefits

Our products also offer a number of technical features and benefits which help administrators, who are responsible for large-scale enterprise networks and facilities, easily deploy our products to their existing user bases and provide effective administration over the long term. Primary features include:

•	Reliability. To provide users authentication and access to key applications and data when desired, we have taken several steps designed to enhance product reliability. We provide features such as automatic failover and load balancing, and we conduct pre-release testing of our products by our network platform partners including Citrix, Microsoft, Computer Associates, and Novell.

•	Scalability. Our products are designed to be scalable and redundant to meet the needs of large enterprises. Our products achieve this scalability by integrating directly into existing identity management and provisioning infrastructure provided by the underlying network operating system or single sign-on platform.

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

Industry-Specific Value Proposition

While our products may not provide features or functionality that are different across industries, it is important that we position them differently to address the unique requirements and business drivers of vertical markets. There are a number of internal and external market drivers which are specific to individual industries. For this reason, we have focused our sales and marketing efforts on the following sectors:

Healthcare

One of the strongest market drivers in the healthcare industry is a broad series of government regulations, introduced by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), designed to protect the privacy of patient data. These regulations specify that each healthcare organization must provide “irrefutable identification” of individuals accessing electronic patient information. Since biometric authentication is based on unique physical characteristics, it provides an effective solution to this problem—biometrics cannot be lost, borrowed or stolen. Multi-factor authentication is also a HIPAA requirement, which our products support through integration of unique user IDs, smart cards, tokens and RF badges.

Manufacturing

In the pharmaceutical manufacturing business, FDA regulations (21 CFR Part 11) dictate that individuals who are completing electronic forms relating to the various steps in researching, testing, or manufacturing an FDA regulated product must record their identity through a digital signature for any specific action. On the manufacturing floor, employees have to authenticate as many as 300 times a shift. Not only is this cumbersome, but it takes time. Time, in the pharmaceutical manufacturing business, can be very costly—every day that a company is delayed going to market with a new product can cost the company millions of dollars in lost revenue. Our system also helps to prevent loss of intellectual property, which is a severe problem in manufacturing environments. A recent study by the American Society for Industrial Security (ASIS) estimates that the average manufacturing company loses $50 million in intellectual property per year due to theft. Since the utilization of biometrics can save time and provide audit trails and proof of identity, our value proposition here is very compelling.

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

Products

Our software products support a wide variety of biometric technologies and cards to improve security of workstations, computer networks, facilities and physical access points. Instead of being asked for a password, users are prompted for a unique biometric characteristic using any one of a number of biometric technologies. We design software that will work with a variety of biometric devices, including fingerprint readers, iris cameras, facial recognition cameras and microphones using speaker verification technology. Our products can be divided into two groups: computer access products and physical access products.

Computer Access Products:

Our enterprise products that are designed to operate in the computer network environment of large organizations include:

•

SAFsolution Enterprise Edition (SAFsolution) is a biometric, smart card and public key infrastructure (PKI) security solution that enables users to log on to their Windows® workstations and enterprise network domains based on Microsoft’s Active Directory™ and Windows 2000/2003 Server. Designed and tested for enterprise-level deployments, SAFsolution tightly integrates with Microsoft Active Directory™ to allow administrators to secure network and workstation access. SAFsolution works with a wide variety of biometric hardware devices, including fingerprint, voice, iris, and facial recognition devices to provide maximum flexibility for enterprise environments. SAFsolution also supports PKI-based smart cards as a second factor of authentication for those environments requiring the highest levels of access security. SAFsolution Enterprise Edition fully leverages the Active Directory management infrastructure to provide advanced features for centralized policy management and event auditing as well as flexible biometric enrollment options necessary for large-scale deployments. SAFsolution Enterprise Edition has been qualified for use with the single sign-on (SSO) products from Healthcast, LLC and Passlogix, Inc. SSO products provide fast and convenient connection to applications on a network by supplying a user’s password automatically from an encrypted file. We provide the initial user access to the SSO software product through a secure biometric verification of the user for enhanced security. SAFsolution Enterprise Edition also includes a feature that enables employees on a company network to share account privileges for specific work-related reasons, e.g., a senior executive who wishes a trusted assistant to enter and manage the executive’s personal email account. This patent-pending feature allows an administrator to delegate the logon rights of employees to authorized assistants or co-workers through SAFsolution’s security control interface. The delegate then uses his or her own biometric ID to access the other person’s account. To ensure accountability, all delegate logons are automatically audited and logged for later review by security administrators. With this feature, identity sharing can be controlled, audited and managed effectively.

•	SAFmodule for NMAS (SAFmodule) is a companion product to Novell Corporation’s Novell Modular Authentication Service™ (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule replaces passwords for enterprise users that are accessing a Novell NetWare server and Novell’s e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell’s administrative tools to assist the administrator in managing the initial enrollment and storage of biometric information and includes the ability to share account privileges between users under administrator control. Communication between the individual employee’s computer and the Novell server is secure and encrypted. SAFmodule has also been qualified for use with SSO products provided by Novell, Healthcast and Passlogix.

•	SAFaccess for eTrust SSO (SAFaccess) is a companion product to Computer Associates’ eTrust SSO security product. SAFaccess provides a secure and positive biometric verification of a user’s identity when he or she uses Computer Associates’ SSO product. SAFaccess extends the standard administrative tools provided by Computer Associates to manage the initial enrollment and storage of biometric information on the SAFserver SQL database. SAFaccess also supports the combination of biometric authentication and tokens such as proximity cards. One proximity card product supported by SAFaccess is capable of automatically capturing a person’s user name from a distance of up to 12 feet.

•	SAFauthenticator SDK is a product that enables programmers to add SAFLINK’s biometric authentication framework to any enterprise application for a more secure infrastructure. SAFauthenticator SDK is used in conjunction with SAFLINK’s enterprise domain security products: SAFsolution® for Windows® Active Directory® or SAFmodule™ for Novell® eDirectory®.

•	SAFremote Authenticator™ enables strong authentication over remote and terminal sessions so that Citrix® MetaFrame®, Windows® Terminal Services, and Windows® XP Remote Desktop users and enterprise administrators enjoy the same high degree of security and convenience previously available to only locally secured authentication workstations.

•	SAFsolution Windows Workstation Edition (SAFsolution Workstation) provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution Workstation stores the user’s biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution Workstation also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. It is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. SAFsolution Workstation also provides a direct upgrade path to the enterprise version of SAFsolution that is fully integrated with Microsoft’s Active Directory Service and Microsoft Management Console for central storage and management of biometric credentials. SAFsolution Workstation has also been qualified to directly interface with the Passlogix SSO product.

Physical Access Products:

•	SAFpassage offers a turnkey access control solution including centralized template management, flexible access rights and time zone settings, remote system status monitoring, real-time event reporting and remote template enrollment. Our solution is expandable from a single node supporting up to 32 access points, to a worldwide biometric access control system that can be centrally or regionally managed across standard LAN and WAN networks.

•

SAFcard allows the customer to add biometric access control without replacing the entire physical security system infrastructure. SAFcard is designed to integrate with legacy access control and security systems to provide biometric-enhanced access control. Using one of the many security cards available today for user template and crediential management, SAFcard validates user identity locally and transmits credential information to the existing system through industry standards protocols including Wiegand, clock-and -data, and magnetic stripe track II and proprietary device emulation. SAFcard supports iCLASS, MIFARE, CAC, and proximity cards.

Marketing and Distribution

We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of healthcare, manufacturing education, government, and financial services in North America. Our channel management staff trains and supports our indirect distribution channel partners, who resell our products worldwide.

We market our products to potential customers across a wide range of general business sectors primarily through:

•	Direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

•	Distributors who act as middle-men distributing our products to a network of resellers in a specified geographic region;

•	Resellers who purchase our products directly from us and sell them to end-user customers in a specified geographic region;

•	Original equipment manufacturer resellers (hardware manufacturers) who buy our software to resell to customers in conjunction with their own biometric device hardware and/or computer products as a combined or “bundled” product;

•	Sales agents who act like “manufacturer’s representatives” to introduce our products into key accounts; and

•	Strategic alliance partners, such as Citrix, Computer Associates, Healthcast, Microsoft, Novell, and Passlogix who frequently introduce our products into their customer accounts that need biometric authentication features added to their respective product platforms.

Our relationships with distributors, resellers, original equipment manufacturer resellers and sales agents are generally formalized in written contracts that address the specific products that can be sold, applicable pricing discounts and the geographic territory within which our products can be sold. Our strategic alliances are generally with companies that have formal “partner” programs. These companies generally publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships can provide us with specific benefits such as:

•	access to key alliance partner technical, marketing and sales personnel;

•	early access to new versions of the alliance partner’s software so that we can modify our software and release it at the same time that our alliance partner releases its new software version;

•	speaking opportunities at customer events;

•	ability to package our products with our alliance partner’s product; and

•	participation in joint partner marketing programs such as seminars, trade shows, conferences, mass emails, and co-op advertising.

Our marketing goals include identifying potential distributors and resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving greater order volume by disseminating our products through multiple direct and indirect distribution channels worldwide.

Some of our reseller partners combine our enterprise software with their own biometric technology and sell the combined product through their own sales channels. We also have relationships with international distributors that carry our products and make them available to a broader audience of secondary distributors and resellers within their markets. As a result, we face a number of risks inherent in doing business in international markets, including unexpected changes in regulatory requirements, potentially adverse tax consequences and export controls relating to encryption technology.

Our software products are typically priced on the basis of the number of users that have enrolled their biometric information into the central server database or directory. As the number of users increases, the software license price per user decreases. Resellers purchase our products at a favorable discount for resale at a price that provides an attractive gross margin for the reseller. We believe that this pricing model is competitive and cost-effective for the end-user customer and is attractive to our resellers.

Computer Access Products:

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

We intend to offer our SAFsolution Workstation product through biometric technology resellers, PC manufacturers and volume distributors that want to package this product with biometric technology to create a bundled product for their customers. We intend to market SAFsolution Workstation through the direct and traditional reseller channels as a basic offering. We believe this will provide a set of biometric authentication functions that can be utilized “out of the box” as a first step to deploy biometric authentication within an enterprise setting to create a bundled product for the customer. SAFsolution Workstation provides a straightforward upgrade path to the enterprise versions of our products.

Physical Access Products:

We intend to offer our physical access solutions primarily through our team of business development and sales professionals located in various regions of the country. We believe many of our current customers or prospects for network security could also be potential users of our physical access products, creating legitimate cross-selling opportunities for our sales force. We also intend to generate physical access leads through the use of tradeshows and other marketing events.

Technology Partnerships and Licensed Technology

Fifteen technology partners currently supply us with fingerprint-based hardware devices and algorithm software, which are used to capture a fingerprint image. The software that we develop allows our customers to use this fingerprint hardware and algorithm software to gain secure access to computer networks and workstations. Our technology partners’ products are packaged with ours into a single product for sale to our customers. Most of the business relationships with these companies can be characterized as manufacturer-to- reseller agreements. Most of the fingerprint device suppliers that we support have established no-cost software licensing arrangements with us. We are authorized to sell fingerprint readers or software provided by the following companies:

•	AuthenTec, Inc.—Makes software algorithms and silicon-based fingerprint technology sensor components for integration into a variety of form factors by several OEM manufacturers.

•	BIO-KEY International, Inc—Makes software algorithms that provide a common template format across multiple fingerprint sensor devices.

•	Cherry Electrical Products, Inc.—Makes keyboards that include silicon-based fingerprint sensors connected to the desktop computer through a Universal Serial Bus (USB) port.

•	Cross Match, Inc.—Makes optical-based forensic-quality fingerprint reader devices connected to the desktop computer through a USB port.

•	Fellowes, Inc.—Makes computer mouse peripherals that include silicon-based fingerprint sensors connected to the desktop computer through a USB port.

•	Key Source, Inc.— Makes keyboards that include silicon-based fingerprint sensors connected to the desktop computer through a USB port.

•	Memory Experts International, Inc.— Makes external flash memory storage devices that include silicon-based fingerprint sensors connected to the desktop or notebook computer through a USB port.

•	Precise Biometrics AB—Makes software algorithms and silicon-based fingerprint and smart card reader devices that are packaged into a computer keyboard, standalone device, combination fingerprint and smart card reader, and PCMCIA fingerprint reader for laptop computer applications. These devices can be connected through PCMCIA, USB or parallel interfaces.

•	SCM Microsystems, Inc.—Makes silicon-based fingerprint reader devices packaged into a PCMCIA interface configuration for laptop computer users.

•	SecuGen Corporation—Makes packaged software algorithms and optics-based fingerprint reader devices that are packaged into a computer keyboard, standalone device, and computer mouse configurations that are connected to a desktop computer workstation through a parallel or USB port.

•	Silex Technology America, Inc.— Makes software algorithms and silicon-based fingerprint and smart card reader devices that are packaged into a standalone device, combination fingerprint and smart card reader, and PCMCIA fingerprint reader for notebook computer applications. These devices can be connected to the desktop or notebook computer through a PCMCIA or USB interface.

•	Startek Engineering, Inc.—Makes silicon-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

•	Targus Group International—Makes silicon-based standalone fingerprint reader devices that are cable-connected to a desktop computer workstation through a USB port.

•	UPEK, Inc. (formerly STMicroelectronics Group)—Makes software algorithms and silicon-based fingerprint and smart card reader devices that are packaged into a standalone device, combination fingerprint and smart card reader, and combination SIMM chip and fingerprint reader. These devices are connected to a notebook or desktop computer workstation through a USB port.

•	Zvetco Biometrics, Inc.— Makes silicon-based fingerprint reader devices that are packaged into a stand-alone device and computer keyboards. These devices are connected to a desktop workstation through a USB port.

We also resell iris recognition, voice verification and facial feature recognition software from various companies with which we have licensing arrangements. We bundle our technology partners’ recognition software into our own software products for sale to end-users. These license agreements are with the following companies:

•	ScanSoft, Inc. (formerly Lernout & Hauspie Speech Products NV)—Makes speaker verification technology for text dependent technology modules that work with a Windows sound card and microphone.

•	Identix, Inc. (formerly Visionics Corporation)—Makes face recognition technology for modules that work with a Microsoft Video for Windows compatible desktop videoconferencing camera.

•	Iridian Technologies, Inc.—Makes iris recognition technology that supports camera devices manufactured by Panasonic Digital Imaging Co. and Oki Electric Industry Co., Ltd.

•	Panasonic Security and Digital Imaging Co.—Makes iris recognition and video teleconferencing cameras that connect to a desktop computer through a USB port.

•	Oki Electric Industry Co., Ltd.—Makes handheld iris recognition camera devices that connect to a desktop computer through a USB port.

We are not dependent on any of these licensing arrangements. Additionally, the bulk of our business relates to fingerprint technology and those relationships are primarily based on no-cost licensing arrangements.

We buy iris recognition camera hardware from Panasonic Security and Digital Imaging Company for use with the Iridian Technologies licensed software.

We are able to provide our customers with a choice of technology by combining the appropriate biometric “snap-in” biometric service provider (BSP) software module with our API standards-based, application software product framework. The customer may purchase these standards-compliant BSP modules, and the related biometric device hardware, that will work with software from SAFLINK or third parties. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

Competition

The markets for our products and solutions are highly competitive and are characterized by rapid technological change. We expect competition to increase as other companies introduce products that are competitively priced, which may have increased performance or functionality or that incorporate technological advances that we have yet developed or implemented. Other companies that have developed software products that utilize biometric identification technology and are active in the United States include BNX, Inc., Digital Persona, Identix, Inc. and I/O Software, Inc. Our strategy is to differentiate our products in the marketplace by offering products that:

•	are competitively priced;

•	meet the requirements for large-scale enterprise network implementation;

•	are able to use more than one biometric characteristic for identification;

•	are open-systems-standards compliant; and

•	are scalable as new users are added.

While we expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards, and digital certificates, we are moving aggressively to integrate these other factors of authentication into our products. For example, “digital certificates” provide a secure method of encrypting messages and accessing services. However, only a password or PIN often protects the sender’s certificate key. We currently offer SAF products that support smart cards, radio-frequency proximity badges and digital certificates, and we intend to continue to enhance and expand these offerings.

As a non-exclusive licensee of biometric technologies, we could also experience competition from other products and services incorporating the technology that we license. Some of our present and potential competitors have substantially greater financial, marketing and research resources than we do. In order to effectively compete in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. We may not be able to make the technological advances necessary to compete successfully. New or existing competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features, which could render our products obsolete.

We believe that the most important competitive factors for our products are the degree of security provided, ease of use, functionality, price, size and reliability. In addition to competition from companies developing and marketing other biometric security applications, we face competition from technologies relying on PINs, smart cards, tokens or passwords. In competing with these non-biometric products, we believe that the most important competitive issue is our ability to effectively communicate to our customers that we offer a choice of biometric technologies that work in combination with traditional authentication methods to provide our customers with the ability deploy the most appropriate authentication management solution that meets their unique requirements. We believe that the replacement of traditional computer passwords by our products is a very cost effective solution.

Patents and Trademarks

We hold five issued patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies that will promote or use SAF software products:

•	Patent 5,546,471: Ergonomic Fingerprint Reader Apparatus issued August 13, 1996, provides for an ergonomic fingerprint acquisition device. This device has at least two surfaces that provide a natural grasping surface for the entire hand, including all five fingers. The natural grasping surface ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself. We believe that this invention solves one significant problem of typical fingerprint capture devices: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

•	Patent 5,596,454: Uneven Surface Image Transfer Apparatus issued January 21, 1997, provides for a high performance integrated optical system. We believe that this invention solves one significant problem of typical fingerprint capture devices: the large size of an optical element required to acquire a high resolution, distortion-free image of a fingerprint. Solving this problem dramatically reduces the physical footprint required for any fingerprint reader or integrated application of a fingerprint acquisition device. In addition, the invention specifies a single element multiple lens solution that dramatically reduces production cost while improving product reliability, durability and longevity.

•	Patent 5,920,642: Ergonomic Fingerprint Reader Apparatus issued July 6, 1999, is directed to improvements in television set-top box technology. The remote control used with the set-top box captures fingerprint data and operator account information and transmits them to the set-top box to be matched with stored fingerprint data. The results are used to adjust an operator’s preferences, modify the provided level of service, or authorize a transaction against a specific account.

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

•	Patent 6,041,134: Ergonomic Fingerprint Reader Housing issued March 21, 2000, also provides for an ergonomic fingerprint acquisition device. This device has at least two displaced surfaces that provide a natural grasping surface for all or part of the hand. Like patent 5,546,471, this design ensures that a broad fingerprint surface area is applied with even pressure to the fingerprint reading device itself, but without requiring all five fingers of the hand to be used. We believe that this invention also solves one significant problem of typical fingerprint capture device: ensuring that the same finger is placed in the same position, with consistent orientation and pressure, to improve overall system performance by yielding a high quality fingerprint image capture at time of registration and verification.

We hold one issued software patent covering biometric software solutions which we believe covers certain components of our enterprise product offering:

•	Patent 6,618,806: System and Method for Authenticating Users in a Computer Network issued September 9, 2003, describes what we consider a fundamental process for controlling access to a computer network using biometric authentication. The patent primarily governs what we believe is a critical step in biometric authentication—the policy system. The invention, currently outlined by 10 claims, provides the flexibility administrators need to tailor biometric security for users within their organization. This patent describes how to control access in a computer network environment with a policy-based biometric authentication solution. It applies to any system that obtains a user’s ID, determines which biometric to use for authentication (using either a user-specific policy or a system default policy), captures the user’s biometric, compares the live sample to a record on file, and allows the user to log on if matched.

In addition, we have published and unpublished pending applications for our SAF software. There is no assurance that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

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

Employees

As of March 19, 2004, we had 79 full-time employees. From time to time, we also utilize consultants for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

Item 2.	Properties

We lease our current principal executive offices, consisting of approximately 9,569 square feet, in Bellevue, Washington, under a lease that expires in March of 2006. In February 2004, we signed a letter of intent to lease an additional 5,781 square feet adjacent to and on the same floor as our principal executive offices, which is coterminous with our existing Bellevue lease. We also lease approximately 8,100 square feet of office space, under a lease expiring in March of 2007, in Edmonton, Alberta, Canada. In Reston, Virginia we lease 1,645 square feet of office space, under a lease that expires in June 2004. In November 2003, we signed a lease for 6,083 square feet, in Reston, Virginia, commencing on or about April 1, 2004, that will replace the current Reston office lease and will expire 5 years from the commencement date. In connection with our asset purchase on December 29, 2003, we assumed a lease from Information Systems Support, Inc., consisting of 4,484 square feet in Charleston, South Carolina, which expires in February 2005. We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed.

Item 3.	Legal Proceedings

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleged breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with our purchase of substantially all of the intellectual property and fixed assets of Jotter in December 2000. The complaint asked for relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. In December 2003, Jotter Technologies paid the amount in dispute and an order dismissing the case with prejudice was entered by the Court on December 18, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for the Company’s Common Stock and Related Stockholder Matters

Prior to August 9, 2001, our common stock was listed on the Nasdaq SmallCap Market under the symbol “ESAF.” On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market. Our stock began trading on the Pink Sheets on August 10, 2001 and was quoted on the OTC Bulletin Board (OTCBB) through April 24, 2003. On April 25, 2003, our stock resumed trading on the Nasdaq SmallCap Market as we met all requirements for relisting.

On November 19, 2001, we effected a one-for-seven reverse stock split and changed our stock symbol to SFLK. As of March 19, 2004, there were 387 record holders of our common stock. This does not include the number of people whose stock is in nominee or street name accounts through brokers.

The last sale price of our common stock as reported on the Nasdaq SmallCap Market on March 19, 2004 was $3.15 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the OTCBB (without retail markup or markdown and without commissions) for each full quarterly period from January 1, 2002, through April 24, 2003, and the range of high and low close prices for our common stock as quoted on the Nasdaq SmallCap Market from April 25, 2003, through December 31, 2003. The over-the-counter market figures shown below reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
Fiscal year ended December 31, 2002:
First Quarter	1.90	0.96
Second Quarter	2.50	1.06
Third Quarter	3.00	2.10
Fourth Quarter	4.25	2.34
Fiscal year ended December 31, 2003:
First Quarter	4.35	3.76
Second Quarter	7.10	4.10
Third Quarter	6.40	4.16
Fourth Quarter	4.85	2.65

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On February 26, 2004, we entered into a common stock purchase agreement with certain accredited institutional investors, pursuant to which we agreed to issue and sell an aggregate of 3,080,000 shares of common stock and warrants to purchase up to 1,232,000 shares of our common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. We deemed the sale and issuance of these securities to be exempt from the registration requirements of the Securities Act of 1933 in reliance upon Regulation D and Section 4(2) of the Securities Act.

During the period from October through December of 2003, we issued 30,722 shares of common stock as a result of exercises of warrants to purchase common stock that we issued in connection with past financings. We deemed the sale and issuance of these securities to be exempt from the registration requirements of the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Summary Operating Data
Revenue	$2,015	$2,006	$402	$1,523	$1,303
Net loss	(10,736)	(6,223)	(14,138)	(8,956)	(3,927)
Preferred stock dividend and accretion	—	4,731	1,485	348	104
Net loss attributable to common stockholders	(10,736)	(10,954)	(15,623)	(9,304)	(4,031)
Basic and diluted loss per common share	(0.42)	(0.73)	(3.47)	(3.12)	(1.61)
Weighted average number of common shares	25,505	14,919	4,499	2,983	2,506

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Summary Balance Sheet Data
Total assets	$12,848	$8,618	$625	$7,997	$6,782
Total liabilities	1,747	1,355	5,388	6,395	1,184
Working capital	6,711	7,064	(3,627)	(3,278)	5,394
Long-term debt, net of discounts	—	—	1,506	1,485	—
Stockholders’ equity (deficit)	11,101	7,263	(4,763)	1,602	5,598

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary source of revenue is the sale of our software products and consulting services combined with the resale of hardware products sourced or assembled from third parties. We offer software solutions that protect intellectual property, secure information assets, control access to physical facilities, and eliminate passwords. Our Secure Authentication Framework™ (SAF™) software provides Identity Assurance Management™, allowing administrators to verify the identity of users and control their access to: computer networks; physical facilities; applications; event tracking systems; and time and attendance systems. We develop application software and resell hardware and device control software from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal assets and to replace passwords, keys, and personal identification numbers (PINs) in order to safeguard and simplify access to electronic systems, buildings, and secure areas. Biometric technologies automatically identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

Our software products are designed for large-scale and complex computer networks, facilities, and manufacturing automation systems, and allow users seeking access or performing transactions to be identified using various biometric technologies. Our products comply with recognized industry standards, which allow us to integrate a large variety of biometric technologies within a common application environment without costly development related to each technology. Our products also provide our customers with the flexibility to deploy a mixture of different biometric technologies within their network to meet specific user and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying biometric network support infrastructure.

Our financial focus continues to be the growth of our top-line revenue while maintaining acceptable gross margins. We believe that our products and services are best sold through a consultative sales approach that requires experienced enterprise sales personnel to pursue and manage sales opportunities over several months, and possibly beyond a year in length. This past fiscal year, we made a concerted effort to expand our sales force and enterprise sales expertise in an effort to increase our top-line revenue results. We believe our current headcount in the area of sales and marketing is sufficient for us to attain meaningful top-line revenue growth in the future.

The primary challenge for management is to convert a significant sales pipeline into revenue. We believe that we have been successful in building and managing a relatively large sales pipeline of opportunities. However, we have not been as successful in converting this pipeline into revenue. Some of the primary challenges that can impact our success in this area include general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, and the relative immaturity of the biometrics market.

Our ability to translate the value proposition of our products and services into revenue will be a key factor in our ability to achieve financial and operational success. The biometrics market is relatively immature and new to numerous potential customers in the commercial or governmental sectors. This makes it even more important, compared to a more mature or established market, that we successfully identify the positive attributes of our solutions, and then translate those to the customers, so that they are motivated to purchase our products and services.

Among the key challenges to our business is whether we can establish sales and profitability success prior to the emergence of a dominant competitor in our targeted markets. Our goal has been to grow our market share while the biometric market matures. To be successful in this area, we will need to see our revenues significantly increase as the market matures, while we maintain an operating expense structure that grows modestly, if at all. We believe that sales of large enterprise deployments will be the first signs that we are beginning to achieve our goal of growth in market share.

On March 22, 2004, we entered into an agreement and plan of merger and reorganization with SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic (SSP-Litronic), and Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK. Pursuant to the terms of the merger agreement, we will acquire all of the outstanding shares of SSP-Litronic in a stock-for-stock transaction where each share of SSP-Litronic common stock will be exchanged for 0.6 share of our common stock. Given the current capital structures of both companies, it is anticipated that the security holders of SSP-Litronic would receive approximately 49% of the combined company’s outstanding fully-converted shares at closing and our security holders would continue to hold the remaining 51% of the combined company’s outstanding fully-converted shares at closing. The merger is subject to the approval of each company’s stockholders, regulatory review, and other customary closing conditions. We expect that the transaction will be completed in the second or third quarter of 2004, depending upon regulatory review.

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

We believe our critical accounting policy is revenue recognition and it affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

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

Service revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue is primarily related to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of this software, provided services do not include significant customization or modification of the software product, and the licenses are not subject to acceptance criteria.

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

We incurred a net loss attributable to common stockholders of approximately $10.7 million for the year ended December 31, 2003, as compared to a net loss attributable to common stockholders of approximately $11.0 million for the year ended December 31, 2002. Excluding a preferred stock dividend of $4.7 million, related to our January 2002 special warrant offering, in which we lowered the exercise price of certain warrants from $1.75 to $1.00, the net loss for the year ended December 31, 2002 was $6.2 million. The increased net loss during 2003 was caused by a lack of significant revenue growth from 2002, while accompanied by increased operating expenses associated with additional headcount, primarily in sales and marketing and product development.

The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2003 and 2002, and between fiscal years 2002 and 2001, and should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue and Cost of Revenue

Revenue of $2.0 million for the year ended December 31, 2003, did not increase compared to revenue of $2.0 million for the year ended December 31, 2002. $787,000 in revenue came from product sales and $1.2 million from services. One customer—Eli Lilly & Company—accounted for 39% of our 2003 revenue. Product revenue declined by $388,000 in 2003, while service revenue increased by $397,000. The decrease in product revenue was primarily due to a $591,000 decrease in hardware revenue. Software revenue, however, increased by $203,000 during 2003, and partially offset the hardware revenue decline in the combined product revenue total. The service revenue increase in 2003 was mainly attributable to work performed on a development project in the manufacturing automation vertical market. This project, for a large pharmaceutical company, accounted for $783,000 in service revenue during 2003.

Cost of revenue consisted of software materials, third-party hardware, and services costs in 2003 and 2002. Our cost of revenue decreased from $1.1 million in 2002 to $778,000 in 2003. This decrease was primarily driven by a $113,000 reduction in software cost of revenue due to the termination of royalty expense associated with a licensing agreement. Hardware and service cost of revenue, as a percentage of hardware and service revenue in 2003 were consistent with prior year results. A more favorable mix of higher margin software compared to lower margin hardware in 2003 also contributed to the reduction of cost of revenue.

The cost of revenue, as a percentage of sales, may increase as a result of amortization of intangible assets acquired from BSG and ISS. This amortization will be $47,000 per quarter in the coming year. The cost of revenue could also be impacted by a shift in the software and hardware revenue mix. A higher software component in our product sales mix would decrease the cost of revenue as a percentage of sales, while a higher hardware component would increase the cost of revenue as a percentage of sales.

Operating Expenses

The following table provides a breakdown of the dollar and percentage changes in operating expenses from the prior year:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$713	40
Sales and marketing	3,540	187
General and administrative	362	10

	$4,615	62

Operating expenses increased from $7.4 million in 2002 to $12.0 million in 2003. The increase was primarily due to a 90% increase in headcount from January 1, 2003, to December 31, 2003, which resulted in a

$2.6 million increase in compensation and related benefits and a $347,000 increase in travel and entertainment costs. Advertising and promotion expense increased $505,000 due to increased trade show appearances and public relations efforts. Legal and professional service costs increased $540,000 primarily caused by increased recruitment expense related to the significant number of new hires and an increase in consulting fees during 2003.

We expect operating expenses to increase modestly in 2004 as a result of our acquisition of the assets from BSG and ISS, however we cannot predict the potential impact of the proposed merger with SSP-Litronic at this time.

Product Development

Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, product management and quality assurance personnel, as well as legal fees associated with our intellectual property. Product development expenses increased from $1.8 million in 2002 to $2.5 million in 2003. The increase in product development costs was primarily due to increased compensation and related benefits of $438,000, increased general and other expenses of $170,000, and increased professional service expense of $105,000, which related to intellectual property legal fees and recruitment expense. Product development headcount increased by 17 employees, or 71%, in 2003, which was the main cause of the 40% increase in 2003 product development expense when compared to 2002. The increase in compensation and related benefits for this period was reduced significantly, $303,000, by the allocation of those expenses to cost of services because of labor incurred by product development personnel on revenue-producing projects.

With the exception of potential cost impacts from the proposed merger with SSP-Litrionic, we expect that our product development expenses will remain relatively constant in the near term, unless we secure significant consulting sales contracts or increase our product revenues substantially, in which case personnel may be required to execute such contracts or expend the capabilities of our product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses increased from $1.9 million in 2002 to $5.4 million in 2003. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.8 million, travel and entertainment expenses of $343,000, advertising and promotion expenses of $604,000, professional services and recruiting fees of $669,000, and other occupancy and general expense increases of $124,000. This substantial increase in expense during 2003 was caused by the build-out of a direct regional sales team that included salespeople and sales engineers. Sales and marketing headcount increased by 16 employees, or 146%, in 2003. In an effort to generate leads for the newly formed sales team, trade show and marketing expenses increased. Travel and entertainment expenses increased, as well, due to the increased number of sales personnel.

With the exception of potential cost impacts from the proposed merger with SSP-Litrionic, we do not anticipate adding any additional headcount to sales and marketing in the near term. Therefore, we do not expect to see additional recruiting expenses in this area, and compensation (excluding commissions) and travel and entertainment costs should remain relatively consistent with recent results. Commissions are a variable cost that will fluctuate with revenue and could substantially impact the operating expense results of sales and marketing.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased from $3.8 million in 2002 to $4.1 million in 2003. The increase in general and administrative costs was primarily due to increases in personnel costs of $379,000, occupancy costs of $82,000, and general supplies, equipment and insurance expense increases of $231,000. These increases were partially offset by decreases in legal and professional services costs of $330,000. Headcount increased in general and administrative from 7 to 12 during 2003, a 71% increase, primarily to support the 90% overall headcount growth company-wide.

With the exception of potential cost impacts from the proposed merger with SSP-Litrionic, we do not anticipate adding any significant headcount or other costs to the general and administrative area. Thus, our expenses should remain relatively consistent with recent results.

Interest Expense

Interest expense primarily consists of interest expense associated with debt obligations and credit facilities. Interest expense decreased from $44,000 in 2002 to $14,000 in 2003. We had no debt obligations in 2003, other than the financing of certain insurance policies for a nine-month term.

Other Income, Net

Other income, net consists of earnings on our cash, cash equivalent and short-term investment balances, augmented by gains and offset by any miscellaneous charges. Other income, net decreased from $310,000 in 2002 to $65,000 in 2003. The decrease was primarily due to a non-recurring gain in 2002 of $292,000 resulting from a favorable settlement on an accounts payable obligation which was expensed in prior years over several operating and non-operating expense categories. Excluding that gain in 2002, other income rose in 2003 due to increased interest income on larger cash reserves when compared to 2002.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2003 over 2002 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$2,610	79
Legal and professional services	540	27
Travel and entertainment	347	93
Advertising and promotion	505	113
Telephone and Internet	53	25
Occupancy	92	37
Depreciation	(7)	(3)
Other	475	83

	$4,615	62

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue and Cost of Revenue

Revenue of $2.0 million for the year ended December 31, 2002, increased $1.6 million from revenue of $402,000 for the year ended December 31, 2001. The increase was primarily due to a one-time large enterprise sale totaling $933,000 delivered in December of 2002 as well as an ongoing revenue stream from services performed on the Department of Defense’s Common Access Card (CAC) program performed throughout the year. $1.2 million in revenue came from product sales and $831,000 from services.

Three customers—Freddie Mac, Bearing Point (for the Department of Defense’s CAC program) and Kaiser Permanente—accounted for 46%, 24%, and 11% of our 2002 revenue, respectively.

Cost of revenue consists of software materials, computer hardware, and services costs in 2002 and 2001. Cost of revenue in 2001 also included amortization of intangibles and impairment of intangible assets. The cost of revenue decreased from $4.0 million in 2001 to $1.1 million in 2002. The decrease was primarily due to certain charges recorded in 2001 that did not recur in 2002. Such charges included nine months of amortization of purchased technology totaling $955,000, and an impairment loss of $2.8 million, related to the acquisition of substantially all of the assets of Jotter Technologies in December 2000.

Operating Expenses

Operating expenses decreased significantly in 2002 to $7.4 million from $10.1 million in 2001. Excluding amortization of intangibles and one-time charges related to impairments and restructuring activities related to events occurring in 2001, operating expenses for the year ended December 31, 2002 decreased $410,000 as compared to the year ended December 31, 2001.

The following table provides a breakdown of the dollar and percentage changes from prior year in operating expenses:

	Changes in Operating Expenses
	(000s)	Percent
Product development	$(810)	(32)
Sales and marketing	968	104
General and administrative	(568)	(13)
Amortization of intangible assets	(374)	*
Impairment loss on intangible assets	(1,127)	*
Restructuring and relocation	(786)	*

	$(2,697)	(27)

*	Not meaningful

Product Development

Product development expenses consist primarily of salaries, benefits and equipment for software developers and quality assurance personnel. Product development expenses decreased from $2.6 million in 2001 to $1.8 million in 2002. The decrease in product development costs was primarily due to decreased personnel costs of $530,000, decreased professional service expenses of $160,000 and other occupancy and general expenses of $110,000 due to lower headcount. We reduced our staffing levels by 13 staff members in product development during June of 2001, which lowered personnel costs for the remainder of 2001 and 2002.

Amortization of Intangible Assets

Amortization of intangible assets reflects the amortization of certain identifiable intangible assets resulting from the acquisition of Jotter in December of 2000 and other licensed technology acquired from Anovea, Inc. We incurred amortization expenses on intangible assets in the amount of $374,000 during 2001 and no amortization expense in 2002 related to the operating expenses. As of December 31, 2002, we had no unamortized intangible assets.

Impairment Loss on Intangible Assets

In 2001, we performed an impairment assessment of intangible assets recorded in connection with the Jotter acquisition. The assessment was performed primarily due to the fluctuations and declines in our stock price, the continuous decline in the technology sector and the belief that this trend may continue for an indefinite period, and finally, a decision by management of the Company to limit further integration and development of the Jotter technology into our current and anticipated product offering due to resource limitations. We determined that the carrying value of certain intangible assets was not recoverable and recognized an impairment loss on intangible assets during the quarter ended September 30, 2001, of $3.9 million relating to the remaining net carrying value of certain intangible assets acquired. The impairment loss on intangible assets was comprised of $2.8 million of developed product technology included under the title of impairment loss on intangible assets in the cost of revenue section of the accompanying statements of operations. Additionally, we charged $535,000 of assembled workforce, $460,000 of sales channel customer relationships and $132,000 related to development and distribution agreements under the caption impairment loss on intangible assets in the operating expenses section of the accompanying statements of operations. There was no similar expense in 2002.

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

Restructuring and Relocation

Restructuring and relocation expenses consist of costs resulting from the termination or relocation of employees and other expenses associated with a corporate restructuring program aimed at streamlining our underlying cost structure. During 2001, there were no relocation costs. The 2001 expense of $786,000 was primarily comprised of $304,000 in severance packages to certain employees, $139,000 in lease termination costs and the write off of $328,000 in leasehold improvements and other furniture and equipment in conjunction with the restructuring. There were no restructuring or relocation costs incurred during 2002.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased from $4.3 million in 2001 to $3.8 million in 2002. The primary reason for the decrease in general and administrative costs was due to a non-recurring accrual recorded in 2001. In 2001, we recorded an accrued expense of $450,000 related to a 1999 lawsuit filed by International Interest Group, Inc., and only $90,000 of additional expense when the lawsuit was settled in August of 2002.

Included in general and administrative costs in 2002 were $570,000 in non-cash professional services costs that represented the amortization of stock compensation under several financial advisory agreements. This increase in expense was mostly offset by the reduction of cash expenses for legal and other professional service costs during 2002.

Interest Expense

Interest expense consists of interest expense and bank fees associated with debt obligations and credit facilities. Interest expense decreased significantly from $783,000 in 2001 to $44,000 in 2002. Our debt as of December 31, 2001, was either converted to equity or paid off in the first quarter of 2002, thus interest expense on those debt obligations and credit facilities ceased which led to the reduction in interest expense in 2002.

Other Income, Net

Other income, net consists of earnings on our cash and cash equivalent and short-term investment balances, augmented by gains and offset by any miscellaneous charges. Other income, net decreased from $386,000 in 2001 to $310,000 in 2002. In 2002, there was a non-recurring gain of $292,000 resulting from a favorable settlement on an accounts payable obligation that was expensed in prior years over several operating and non-operating expense categories. In 2001, there was a $360,000 gain from debt restructuring.

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

From a functional operating expense category perspective, excluding amortization of intangibles and one-time charges related to impairments and restructuring activities in connection with events occurring in 2001, the decrease was primarily due to lower personnel, legal and professional service costs, partially offset by an increase in advertising and promotion expenses.

Liquidity and Capital Resources

Our operations have never generated any significant revenue or net income. We have accumulated net losses of approximately $96.0 million from our inception through December 31, 2003, and we have continued to accumulate net losses since December 31, 2003. Historically, we have funded our operations primarily through the issuance of equity securities to investors. We financed our operations during fiscal 2003 primarily from our existing working capital at December 31, 2002, and the net proceeds of warrants exercised in January and February of 2003. As of December 31, 2003, our principal source of liquidity consisted of $6.7 million of working capital. As of December 31, 2003, we had cash and cash equivalents of $7.1 million compared to $7.4 million as of December 31, 2002. In February 2004, we issued 3,080,000 shares of our common stock and warrants to purchase up to 1,232,000 shares of our common stock in a private placement. We received net proceeds of $8.7 million and intend to use the proceeds for working capital and general corporate purposes. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank.

We used cash of $10.6 million for operating activities in 2003 which was $4.1 million more than the amount used in operations during 2002. The increase in the use of cash was primarily due to increased headcount. Cash used in investing activities increased $1.0 million in 2003, from $74,000 in 2002 to $1.1 million. This increase was primarily due to the build-out of our information technology infrastructure and providing equipment and software to our product development team. Net cash provided by financing activities decreased to $11.4 million in 2003, compared to $14.0 million in 2002. There were no private financings in 2003, compared to two in 2002 which provided net cash proceeds of $9.0 million during that year. Proceeds from stock option and warrant exercises increased by $5.0 million to $11.4 million in 2003, compared to $6.4 million in 2002.

Our proposed merger with SSP-Litronic is subject to the satisfaction of certain closing conditions, including approval by each company’s stockholders, regulatory approval and other specified conditions. If the transaction does not close by a certain date because we failed to satisfy certain conditions in the merger agreement or upon the occurrence of other specified events, we may be required to reimburse SSP-Litronic’s transactional expenses or to pay SSP-Litronic a termination fee in the amount of $2,000,000.

As a result of the financing in February 2004, we believe we have sufficient funds to complete the transaction with SSP-Litronic and to continue our operations beyond the first quarter of 2005, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. Further, the acquisition of SSP-Litronic, as contemplated by the merger agreement, will likely result in significant charges to earnings for merger and related expenses (whether or not our efforts are successful), and, if completed, would result in the issuance to the security holders of SSP-Litronic of our equity securities representing 49% of the combined company’s outstanding fully-converted shares. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. In addition, if we are required to pay SSP-Litronic a termination fee, we may need to seek additional funds. We may not be able to secure such additional financing on favorable terms, or at all. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in March 2006, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team that expires in March 2007. Further, we lease office space for our government sales team and Integrated Solutions Group in Reston, Virginia, which expires in June 2004, but is being replaced by a new lease that expires in 2009. In connection with our asset purchase in December 2003, we assumed a lease for our Physical Access Group, in Charleston, South Carolina, that expires in February 2005.

The following table reflects our contractual commitments for operating leases and minimum royalty payments as of December 31, 2003 (in thousands):

	2004	2005 to 2006	2007 to 2008	Thereafter	Total
Operating leases	$499	903	303	37	$1,742
Royalty payments	78	—	—	—	78

Total contractual commitments	$577	903	303	37	$1,820

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

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

We have accumulated net losses of approximately $96.0 million from our inception through December 31, 2003. We have continued to accumulate losses after December 31, 2003, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or cease our operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of March 19, 2004, 31,332,453 shares of our common stock were outstanding, and there were approximately 15.2 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants and preferred stock. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. Of these options and warrants, approximately 6.2 million have exercise prices below the recent market price of $3.15 (as of March 19, 2004). As of March 19, 2004, options to acquire 5.4 million shares of our common stock were outstanding and our existing stock option plan had approximately 2.3 million shares available for issuance.

The issuance of a large number of additional shares of our common stock upon the exercise or conversion of outstanding stock options, warrants or preferred stock could cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

As of March 19, 2004, 15,166 shares of our Series E preferred stock were outstanding. These shares of preferred stock are convertible into approximately 2.2 million shares of our common stock. On June 5, 2004, all outstanding shares of our Series E preferred stock will automatically convert into shares of common stock, and the Series E preferred stock will cease to exist. The conversion of our Series E preferred stock will cause dilution to our existing common stockholders.

Because they own approximately 50% of our company, three investors could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

Three of our investors beneficially own in excess of 50% of our outstanding common stock. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, as of March 19, 2004, these investors beneficially own warrants to purchase an additional 15,386 shares of our common stock. If these investors exercised their warrants in full, they would own approximately 50% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

If the biometrics market does not experience significant growth or if our products do not achieve broad acceptance in this market, our ability to generate significant revenue in the future would be limited and our business would suffer.

All of our product revenue and a portion of our service revenue is derived from the sale of biometric products and services. Biometric solutions have not gained widespread commercial acceptance. We cannot accurately predict the future growth rate of this market, if any, or the ultimate size of the biometric technology market. The expansion of the market for our products and services depends on a number of factors such as:

•	the cost, performance and reliability of our products and services and the products and services of our competitors;

•	customers’ perception of the benefits of biometric solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

•	public perceptions regarding the confidentiality of private information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding our products and services.

Even if biometric solutions gain wide market acceptance, our products and services may not adequately address market requirements and may not gain wide market acceptance. If biometric solutions or our products and services do not gain wide market acceptance our business and our financial results will suffer.

Any acquisition we make, including our acquisition of assets from Information Systems Support, Inc. (ISS) and Biometric Solutions Group (BSG) and the completion of our merger with SSP-Litronic, could disrupt our business and harm our financial condition.

In our acquisition of assets from ISS and BSG, and in any future acquisitions or business combinations, we are subject to numerous risks and uncertainties, including:

•	dilution of our current stockholders’ percentage ownership as a result of the issuance of stock;

•	incurrence of debt;

•	assumption of unknown liabilities;

•	incurrence of expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

•	incurrence of large write-offs immediately or in the future.

After acquiring the assets from ISS and BSG, we hired all of the personnel who supported the physical access operations. Our continued operation of this business involves numerous risks and uncertainties, including:

•	problems combining the purchasing operations, technologies or products with our operations, technologies and products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those to whom we offered employment in connection with the asset acquisition.

On March 22, 2004, we entered into an agreement and plan of merger and reorganization with SSP-Litronic pursuant to which SSP-Litronic will become a wholly-owned subsidiary of SAFLINK. We are subject to numerous risks and uncertainties with respect to the proposed merger, including:

•	the possibility that the merger may not close;

•	the failure of the combined company to retain key employees;

•	the failure of the combined company to manage the cost of integrating the businesses of SAFLINK and SSP-Litronic;

•	problems in connection with the integration of the acquired business;

•	problems combining the technology and employees of the two companies and the realization of anticipated benefits of the transaction;

•	risks associated with the rapidly evolving market for biometric solutions and the combined company’s products and services;

•	the pace of spending and timing of economic recovery in the biometric and smart card industry;

•	the combined company’s inability to sufficiently anticipate market needs and develop products and product enhancements that achieve market acceptance;

•	higher than anticipated expenses the combined company may incur in future quarters; and

We may not be able to successfully complete the integration of the business, products or technologies or personnel acquired in the asset purchase from ISS and BSG, or that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition.

If we are unable to obtain government authorization regarding exports of our products, or if export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries which could cause our business and financial condition to suffer.

We must comply with U.S. laws regulating the export of our products in order to ship internationally. In some cases, authorization from the U.S. Government may be needed in order to export our products. The export regimes applicable to our business are subject to frequent changes, as are the governing policies. We cannot assure that such authorizations to export will be available to us or for our products in the future. If we cannot obtain required government approvals under these regulations, we may not be able to sell products abroad or make products available for sale internationally.

If third parties, on whom we partly depend for our product distribution, do not promote our products, our ability to generate revenue may be limited and our business and financial condition could suffer.

We utilize third parties such as resellers, distributors and other technology manufacturers to augment our full-time sales staff in promoting sales of our products. If these third parties do not actively promote our products, our ability to generate revenue may be limited. We cannot control the amount and timing of resources that these third parties devote to marketing activities on our behalf. Some of these business relationships are formalized in agreements that can be terminated with little or no notice, which may further decrease the willingness of such third parties to act on our behalf. We also may not be able to negotiate acceptable distribution relationships in the future and cannot predict whether current or future distribution relationships will be successful.

We have depended on a limited number of customers for a substantial percentage of our sales, and due to the non-recurring nature of these sales our revenue in any quarter may not be indicative of future sales.

One customer (Eli Lilly & Company) accounted for 39% of our 2003 revenue. Three customers accounted for approximately 46% (Freddie Mac), 24% (Bearing Point—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our 2002 revenue, respectively. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future. These sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

We may be unable to keep up with rapid technological change in the software and biometric industry which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products.

Software design and the biometric technology industry are characterized by rapid development and technological improvements. Because of these changes, our success will depend in part on our ability to keep pace with a changing marketplace, integrate new technology into our software and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes, which in turn, could materially and adversely affect how we do business.

Our future success will also depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services, to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

Continued participation by us in the market for governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements to effectively compete in the marketplace.

Provisions in our Certificate of Incorporation and our Certificate of Designation, Preferences and Rights of the Series E preferred stock may prevent or adversely impact the value of a takeover of our company even if a takeover would be beneficial to stockholders.

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, the issuance of which could adversely affect our common stockholders. We can issue shares of preferred stock without stockholder approval and upon terms and conditions, and having those types of rights, privileges and preferences, as the board of directors determines. Specifically, the issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of our company even if the acquisition would benefit stockholders.

If we are unable to maintain our Nasdaq SmallCap Market listing, your ability to trade shares of our common stock could suffer.

In April 2003, our common stock was approved for relisting on the Nasdaq SmallCap Market. For our common stock to remain listed on the Nasdaq SmallCap Market, we must meet the minimum listing requirements for continued listing, including, among other requirements, minimum bid price and market value of public float requirements. If we fail to continue to meet the minimum listing requirements, we may be delisted from the Nasdaq SmallCap Market. If our common stock is delisted from the Nasdaq SmallCap Market, transactions in our common stock would likely be conducted only in the over-the counter market, or potentially on regional exchanges, which could negatively impact on the trading volume and price of our common stock, and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, if our common stock were not listed on the Nasdaq National Market or the Nasdaq SmallCap Market and the trading price of our common stock fell below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock.” In such event, the additional burdens imposed on broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

Our financial and operating results often vary significantly from quarter to quarter and may be negatively affected by a number of factors.

Our financial and operating results have fluctuated in the past and could fluctuate in the future from quarter to quarter because of the following reasons:

•	reduced demand for our products and services;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	contract cancellations, delays or amendments by government agency customers;

•	the lack of government demand for our products and services or the lack of government funds appropriated to purchase our products and services;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions;

•	other non-recurring financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume, and reduce the price of, certain of our products that may contain complex designs and components.

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

The lengthy and variable sales cycle of some of our products makes it difficult to predict operating results.

Certain of our products have a lengthy sales cycle while the customer completes an in-depth evaluation of our products and receives approvals for purchase. In addition, new product introduction often centers around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product. As a result of our lengthy sales cycles, we may incur substantial expense before we earn associated revenues because a significant portion of our operating expenses is relatively fixed and based on expected revenues. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their minds. If customer cancellations or product delays occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or existing or future trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to ours, or become available in the market at a lower price. There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation could have a severe negative impact on our financial results and stock price. We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

If we fail to adequately manage the size of our business, it could have a severe negative impact on our financial results or stock price.

Our management believes that, to be successful, we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant reductions or growth effectively.

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

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business and financial results and stock price.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

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

We have certain foreign operations whose expenses are incurred in its local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2004, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) There has been no significant change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning our directors and officers is included in the definitive proxy statement for our 2004 annual meeting of stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is included in the definitive proxy statement for our 2004 annual meeting of stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2004 annual meeting of stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2004 annual meeting of stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2004 annual meeting of stockholders, which is incorporated herein by reference.

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

On November 3, 2003, we furnished a current report on Form 8-K regarding an announcement of our financial results for the quarter ended September 30, 2003.

On December 31, 2003, we filed a current report on Form 8-K regarding our acquisition of certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc. and Biometric Solutions Group, Inc.

On March 2, 2004, we filed a current report on Form 8-K regarding our private placement of an aggregate of 3,080,000 shares of our common stock, and warrants to purchase up to 1,232,000 shares of our common stock for an aggregate purchase price of approximately $9.2 million.

On March 15, 2004, we amended our 8-K, which was originally filed on December 31, 2003, to provide the financial information required by Item 7 of Form 8-K.

On March 22, 2004, we furnished a current report on Form 8-K regarding our announcement of our financial results for the quarter and fiscal year ended December 31, 2003.

On March 23, 2004, we filed a current report on Form 8-K regarding our execution of a merger agreement with SSP Solutions, Inc.

(c)	Exhibits

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of SAFLINK Corporation	X

3.2	Second Amended and Restated Bylaws of SAFLINK Corporation		10-Q	3.1	000-20270	8/14/2003

4.1	Securities Purchase Agreement dated June 5, 2001, between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.6	000-20270	6/22/2001

4.2	Securities Purchase Agreement, dated as of June 28, 2002, by and between SAFLINK Corporation and the Purchasers listen therein.		8-K	10.1	000-20270	7/01/2002

4.3	Registration Rights Agreement dated June 5, 2001, by and between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.7	000-20270	6/22/2001

4.4	Registration Rights Agreement dated June 28, 2002, by and between SAFLINK Corporation and the Purchasers listen therein.		8-K	10.2	000-20270	7/01/2002

4.5	Registration Rights Agreement dated December 28, 2003, by and between SAFLINK Corporation and Biometric Solutions Group, Inc.		8-K	99.2	000-20270	12/31/2003

4.6	Form of Series A Warrant		10-K/A	10.8	000-20270	6/22/2001

4.7	Form of Warrant		8-K	4.1	000-20270	7/01/2002

10.1	SAFLINK Corporation 2000 Stock Incentive Plan, as amended *		DEF 14A		000-20270	8/31/2001

10.2	Form of Employment Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Todd Dewey, Walter G. Hamilton, Gregory C. Jensen, and Steven D. Rishel) *		10-Q	10.1	000-20270	5/15/2003

10.3	Form of Retention Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Walter G. Hamilton and Gregory C. Jensen) *		10-Q	10.2	000-20270	5/15/2003

10.4	Employment Agreement, Glenn L. Argenbright, as amended *	X

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.5	Employment Agreement, Robert L. Turbeville, Jr. *	X

10.6	Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and SAFLINK Corporation	X

10.7	Second Amendment to Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and SAFLINK Corporation	X

10.8	Deed of Lease dated November 10, 2003, between VA Branches, LLC and SAFLINK Corporation	X

10.9	Lease Agreement dated January 15, 1999, by and between South Carolina Research Authority and Information Systems Support, Inc.	X

10.11	Lease Assignment Agreement dated December 29, 2003, by and between SAFLINK Corporation and Information Systems Support, Inc.	X

10.12	Modification Agreement dated July 27, 2001, between SAFLINK Corporation and the Purchasers listed therein		8-K	10.1	000-20270	8/20/2001

11	Statement re Computation of Per Share Earnings (see Note 2 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries		10-K	21	000-20270	4/01/2002

23.1	Consent of KPMG LLP, independent auditors	X

24.1	Power of Attorney (included in the signature page of this report)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2004

SAFLINK CORPORATION (Registrant)

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

Signature	Title	Date

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ JON C. ENGMAN Jon C. Engman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2004

/s/ FRANK M. DEVINE Frank M. Devine	Director	March 30, 2004

/s/ GORDON FORNELL Gordon Fornell	Director	March 30, 2004

/s/ TERRY N. MILLER Terry N. Miller	Director	March 30, 2004

/s/ STEVEN M. OYER Steven M. Oyer	Director	March 30, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

SAFLINK Corporation:

We have audited the consolidated balance sheets of SAFLINK Corporation and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on the results of our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAFLINK Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Seattle, Washington

February 6, 2004, except as to Note 13, which is

as of March 22, 2004

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$7,099	$7,447
Accounts receivable, net of allowance for doubtful accounts of $6 and $4 at December 31, 2003 and 2002, respectively	610	143
Inventory	295	39
Other current assets	454	790

Total current assets	8,458	8,419
Furniture and equipment, net	622	199
Intangible assets, net	1,610	—
Goodwill	2,158	—

Total assets	$12,848	$8,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$547	$758
Accrued expenses	1,087	467
Deferred revenue	113	130

Total current liabilities	1,747	1,355

Total liabilities	1,747	1,355

Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—1,000 shares
Series E—Liquidation preference of $3,000 in aggregate as of December 31, 2003, 15 and 24 shares issued and outstanding as of December 31, 2003 and 2002, respectively	—	—
Common stock, $.01 par value:
Authorized—100,000 shares as of December 31, 2003 and 2002 Issued—28,177 and 19,610 shares as of December 31, 2003 and 2002, respectively	281	196
Additional paid-in capital	106,805	92,316
Accumulated deficit	(95,985)	(85,249)

Total stockholders’ equity	11,101	7,263

Total liabilities and stockholders’ equity	$12,848	$8,618

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenue:
Product (including sales to related party of $0, $0 and $46 during 2003, 2002, and 2001, respectively)	$787	$1,175	$139
Service	1,228	831	263

Total revenue	2,015	2,006	402
Cost of revenue:
Product	300	800	116
Service	478	286	155
Amortization of intangible assets	—	—	955
Impairment loss on intangible assets	—	—	2,811

Total cost of revenue	778	1,086	4,037

Gross profit (loss)	1,237	920	(3,635)
Operating expenses:
Product development	2,474	1,761	2,571
Sales and marketing	5,437	1,897	929
General and administrative	4,113	3,751	4,319
Amortization of intangible assets	—	—	374
Impairment loss on intangible assets	—	—	1,127
Restructuring and relocation	—	—	786

Total operating expenses	12,024	7,409	10,106

Operating loss	(10,787)	(6,489)	(13,741)
Interest expense	(14)	(44)	(783)
Other income, net	65	310	386

Net loss	(10,736)	(6,223)	(14,138)
Preferred stock dividend and accretion	—	4,731	1,485

Net loss attributable to common stockholders	$(10,736)	$(10,954)	$(15,623)

Basic and diluted loss per common share	$(0.42)	$(0.73)	$(3.47)
Weighted average number of common shares outstanding	25,505	14,919	4,499

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Preferred stock		Additional paid-in capital	Common stock to be issued	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	3,737	$37	—	$—	$57,090	$3,228	$(81)	$(58,672)	$1,602
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(14,138)	(14,138)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(14,138)	(14,138)
Issuance of common stock for asset purchase	729	7	—	—	3,221	(3,228)	—	—	—
Issuance of common stock upon the exercise of stock options	1	—	—	—	13	—	—	—	13
Amortization of deferred stock compensation	—	—	—	—	—	—	37	—	37
Issuance of stock options and warrants for services	—	—	—	—	41	—	—	—	41
Issuance of common stock for services	9	—	—	—	45	—	—	—	45
Beneficial conversion of bridge notes	—	—	—	—	232	—	—	—	232
Modification of common stock warrants	—	—	—	—	92	—	—	—	92
Modification of employee stock options	—	—	—	—	17	—	—	—	17
Issuance of common stock warrants attached to bridge loan	—	—	—	—	35	—	—	—	35
Exercise of common stock warrants attached to bridge loan	41	1	—	—	144	—	—	—	145
Issuance of Series E preferred stock	—	—	40	—	7,116	—	—	—	7,116
Conversion of Series E preferred stock	60	1	—	—	(1)	—	—	—	—
Preferred stock dividend	—	—	—	—	1,485	—	—	(1,485)	—

Balance at December 31, 2001	4,577	46	40	—	69,530	—	(44)	(74,295)	(4,763)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(6,223)	(6,223)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(6,223)	(6,223)
Issuance of common stock upon the exercise and modification of warrants, net of issuance costs	6,312	63	—	—	6,015	—	—	—	6,078
Conversion of note payable to common stock	239	2	—	—	1,539	—	—	—	1,541
Issuance of common stock	5,760	58	—	—	8,970	—	—	—	9,028
Issuance of common stock upon exercise of stock options	326	3	—	—	324	—	—	—	327
Amortization of deferred stock compensation	—	—	—	—	—	—	44	—	44
Issuance of common stock, common stock warrants and options for services	75	1	—	—	1,230	—	—	—	1,231
Conversion of Series E preferred stock	2,321	23	(16)	—	(23)	—	—	—	—
Preferred stock dividend	—	—	—	—	4,731	—	—	(4,731)	—

Balance at December 31, 2002	19,610	196	24	—	92,316	—	—	(85,249)	7,263
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	(10,736)	(10,736)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(10,736)	(10,736)
Issuance of common stock upon the exercise of warrants, net of issuance costs	5,059	50	—	—	9,875	—	—	—	9,925
Issuance of common stock upon exercise of stock options	1,219	12	—	—	1,494	—	—	—	1,506
Amortization of stock compensation	—	—	—	—	44	—	—	—	44
Conversion of Series E preferred stock	1,166	12	(9)	—	(12)	—	—	—	—
Issuance of common stock in business acquisition	1,123	11	—	—	3,088	—	—	—	3,099

Balance at December 31, 2003	28,177	$281	15	$—	$106,805	$—	$—	$(95,985)	$11,101

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(10,736)	$(6,223)	$(14,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	680	639	232
Depreciation and amortization	210	245	1,694
Impairment loss	—	—	3,938
Gain on debt restructuring	—	—	(360)
Beneficial conversion of bridge notes	—	—	232
Amortization of bridge note warrant costs	—	—	374
Amortization of discount on notes payable	—	—	21
Restructuring costs	—	—	379
Changes in operating assets and liabilities net of business acquired:
Accounts receivable	(467)	(100)	110
Inventory	(163)	(15)	1
Other current assets	(300)	(32)	4
Accounts payable	(323)	(466)	225
Accrued expenses	480	(526)	157
Deferred revenue	(17)	(63)	(93)
Other, net	—	—	57

Net cash used in operating activities	(10,636)	(6,541)	(7,167)
Cash flows from investing activities:
Purchases of furniture and equipment	(633)	(75)	(168)
Payment of acquisition costs	(510)	—	—
Proceeds from sale of investments	—	—	87
Proceeds from the sale of furniture and equipment	—	1	—

Net cash used in investing activities	(1,143)	(74)	(81)
Cash flows from financing activities:
Repayment of bridge notes	—	—	(200)
Proceeds from issuances of bridge notes and warrants	—	—	1,188
Payments made on note payable	—	(1,435)	—
Proceeds from exercises of employee stock options and investor warrants	1,506	327	158
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	9,925	15,106	—
Proceeds from issuance of preferred stock	—	—	5,058

Net cash provided by financing activities	11,431	13,998	6,204

Net increase (decrease) in cash and cash equivalents	(348)	7,383	(1,044)
Cash and cash equivalents at beginning of period	7,447	64	1,108

Cash and cash equivalents at end of period	$7,099	$7,447	$64

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
Preferred stock dividend and accretion	—	4,731	1,485
Conversion of note payable to common stock	—	1,506	—
Conversion of Series E preferred stock	12	23	—
Cashless exercises of warrants	3	—	—
Issuance of common stock and warrants for services	—	634	195
Issuance of common stock warrants attached to bridge loan	—	—	35
Common stock issuable in asset purchase	—	—	(3,228)
Conversion of accounts payable to notes payable	—	—	135
Notes payable converted in Series E issuance	—	—	2,153
Issuance of common stock for acquisition	3,099	—	—
Direct acquisition costs included in accounts payable and accrued liabilities	252	—	—

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

SAFLINK Corporation, a Delaware corporation organized on October 23, 1991, along with its wholly-owned subsidiary, (“SAFLINK” or the “Company”) offers software solutions that protect intellectual property, secure information assets, control access to physical facilities, and eliminate passwords. These solutions allow administrators to verify the identity of users and control their access to: computer networks; physical facilities; applications; event tracking systems; and time and attendance systems. The Company develops application software and resells hardware and device control software from leading manufacturers of biometric hardware devices. The products may be used to protect business and personal assets and to replace passwords, keys, and personal identification numbers (PINs) in order to safeguard and simplify access to electronic systems, buildings, and secure areas.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of SAFLINK Corporation and its wholly-owned subsidiary, SAFLINK International, Inc., a Delaware corporation organized on June 25, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. The Company also acts as a reseller of hardware. Such revenue is recognized upon delivery of the hardware, provided that all other conditions above have been met.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue is primarily related to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of this software, provided services do not include significant customization or modification of the software product, and the licenses are not subject to acceptance criteria.

The Company recognized $46,000 of software revenue from a related party for the year ended December 31, 2001. There was no amount owing from the related party as of December 31, 2003 and 2002.

Major Customers

One customer accounted for 39% of the Company’s 2003 revenue. Three customers accounted for 46%, 24%, and 11% of the Company’s 2002 revenue, respectively. Four customers accounted for approximately 36%, 29%, 16%, and 11%, respectively, of the Company’s 2001 revenue.

In terms of accounts receivable, one customer accounted for 52% of the outstanding balance at December 31, 2003. Two customers accounted for 64% and 14% of the Company’s December 31, 2002 accounts receivable balance, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents of $7,099,000 and $7,447,000 at December 31, 2003 and 2002, respectively, consist of bank account balances, money market funds, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. Cash equivalents were $6,399,000 and $6,006,000 at December 31, 2003 and 2002, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific information. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company has recorded bad debt expense of $3,031, $0, and $(8,939), and has had write-offs of $1,143, $(1,500), and $937, during 2003, 2002, and 2001, respectively. As of December 31, 2003 and 2002, the Company had recorded an allowance for doubtful accounts of $5,800, and $3,900, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

At December 31, 2003 and 2002, the Company’s financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, accounts receivable, an investment in a bank time certificate of deposit, and accounts payable. The fair value of these instruments approximates their carrying value based on the liquidity of these financial instruments or based on their short-term nature.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $731,000, $332,000, and $97,000 in 2003, 2002 and 2001, respectively.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2003	2002	2001
	(In thousands, except EPS)
Net loss attributable to common stockholders	$(10,736)	$(10,954)	$(15,623)
Add stock-based employee compensation expense included in reported net loss	15	44	37
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	5,090	3,922	1,322

Pro forma net loss attributable to common stockholders	(15,811)	(14,832)	(16,908)
Basic and diluted EPS, as reported	(0.42)	(0.73)	(3.47)
Basic and diluted EPS, pro forma	$(0.62)	$(0.99)	$(3.76)

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss per common share:

	2003	2002	2001
	(In thousands, except net loss per common share)
Numerator:
Net loss	$(10,736)	$(6,223)	$(14,138)
Preferred Stock dividend and accretion	—	4,731	1,485

Net loss attributable to common stockholders	$(10,736)	$(10,954)	$(15,623)

Denominator:
Weighted average number of common shares outstanding during the period	25,505	14,919	4,339
Common shares issuable but not outstanding	—	—	160

	25,505	14,919	4,499

Net loss per common share	$(0.42)	$(0.73)	$(3.47)

Basic and diluted loss per share:
Net loss	$(0.42)	$(0.42)	$(3.14)
Preferred stock dividend and accretion	—	(0.31)	(0.33)

Net loss attributable to common stockholders	$(0.42)	$(0.73)	$(3.47)

Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. Net loss attributable to common stockholders includes net loss and preferred stock dividend. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potentially dilutive securities for the years ended December 31, 2003, 2002, and 2001 included preferred stock convertible into approximately 2.2 million, 3.3 million shares, and 5.7 million shares, respectively, and options and warrants to purchase approximately 11.6 million, 16.0 million, and 7.9 million common shares, respectively.

Segment Reporting

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. For all periods presented the Company operated as a single segment.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or operations. The Company has not had any items in comprehensive income (loss), except for net loss.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

In connection with the Company’s adoption of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB statement No. 13, and Technical corrections, the Company has reclassified a gain from the restructuring of debt of $360,000 in 2001 from extraordinary item—gain from debt restructuring to other income, net.

Foreign Currency

The Company, as part of its acquisition of the assets of Jotter Technologies Inc., has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant gains or losses realized or unrealized in 2003, 2002 or 2001.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company has applied the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” upon the date of the asset purchase from ISS and BSG. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors the Company considers important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results

•	significant negative industry, economic or company specific trends

•	changes in the manner of its use of the assets or the plans for its business

•	loss of key personnel

If the Company were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, the Company would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, the Company would record an impairment charge for the difference. Due to the close proximity of the asset purchase and the fiscal year end, there weren’t any factors evident to trigger an impairment of goodwill.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which revises or rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s financial position or results of operations.

3.    Other Current Assets

At December 31, 2003, other current assets were $454,000, which consists primarily of prepaid rent and insurance, as well as security deposits. At December 31, 2002, other current assets were $790,000, which consists primarily of unamortized balances totaling $634,000, associated with warrant issuances for services that are amortized over the life of the related agreement. The remaining balance consists of prepaid insurance and other miscellaneous items.

4.    Furniture and Equipment

Furniture and equipment at cost consists of the following:

	December 31,
	2003	2002
	(In thousands)
Computer equipment and software	$1,934	$1,532
Office furniture, equipment and other	540	318

	2,474	1,850
Less: accumulated depreciation	(1,852)	(1,651)

	$622	$199

Depreciation expense amounted to $210,000 in 2003, $218,000 in 2002, and $315,000 in 2001. Depreciation on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is 3 years, while office furniture and other equipment are 3 to 10 years. Furniture and equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2003	2002
	(In thousands)
Professional services	$138	$119
Direct acquisition fees	252	—
Compensation	496	253
Other	201	95

	$1,087	$467

6.    Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary gain as a result of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Income tax benefit at U.S. statutory rate of 34%	$(3,650)	$(2,115)	$(4,807)
State tax, net of federal benefit	(215)	(125)	(282)
Non-deductible expenses	19	81	138
Change in valuation allowance	3,846	2,159	4,951

Income tax expense	$0	$0	$0

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$29,342	$25,416
Intangible assets	1,558	1,689
Other	365	315

Total deferred tax assets	31,265	27,420
Valuation allowance	(31,265)	(27,420)

	$—	$—

Due to the Company’s history of net operating losses, the Company has established a valuation allowance equal to its net deferred tax assets. The valuation allowance increased approximately $3.8 million, $2.2 million, and $4.9 million during 2003, 2002, and 2001, respectively. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2003, the Company had net operating loss carryforwards of approximately $81.5 million, which begin to expire in 2007. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryfowards may never be utilized.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Stockholders’ Equity

Preferred Stock

On June 5, 2001, the Company issued 40,000 shares of Series E convertible preferred stock and common stock purchase warrants for an aggregate price of $8 million, including the conversion of approximately $2.2 million in bridge notes and accrued interest, in a private placement to 66 accredited investors. The Series E preferred stock is convertible into shares of our common stock at a conversion ratio of approximately 143 shares of common stock for each share of preferred stock, subject to adjustment from time to time as a result of specified events, at any time until June 5, 2004. The preferred stock will not pay a dividend and holders of the stock have no voting rights other than the right to elect two members of the Board of Directors. In addition, investors received Series A warrants to purchase up to 5,714,309 shares of common stock initially exercisable at $1.75 per share. The exercise price of the Series A warrants increased to $3.50 per share on June 6, 2002, subject to dilutive issuances, and will be exercisable until June 5, 2006. Series B warrants to purchase approximately 639,376 shares of common stock at an exercise price $1.75 per share until April 10, 2002 were issued to investors purchasing more than $1 million of Series E preferred stock. After allocation of the proceeds to the warrants based upon the relative fair values of the preferred stock and the warrants, the Company recorded a beneficial conversion feature in the form of a dividend on the Series E convertible preferred stock in the amount of $1,485,000. In accordance with Emerging Issues Task Force (EITF) 98-5 and 00-27, the beneficial conversion feature was based on the intrinsic value and calculated as the difference between the value allocated to the preferred stock after the consideration of the warrants, and the fair value of the common stock into which the preferred stock is convertible.

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

During 2003, 2002, and 2001, holders of Series E preferred stock converted 8,163, 16,246, and 425 shares into approximately 1,166,000, 2,321,000, and 60,714 shares of common stock, respectively. As of December 31, 2003, 15,166 shares of Series E preferred stock remain outstanding and are convertible into approximately 2.2 million shares of common stock.

Penalties Applicable for Conversion Failure. If a holder of Series E preferred stock submits his, her or its shares for conversion and the Company fails to convert those shares for any reason, then the Company is obligated to pay to the holder thereof a cash amount equal to $2.00 for each share of Series E preferred stock the Company has not converted for each day the failure exists. As a result, assuming all of the shares of Series E preferred stock outstanding as of December 31, 2003 are presented to the Company for conversion, and the Company fails to convert those shares, the Company could have to pay up to $46,658 per day. In addition, if a holder of Series E preferred stock has not, by the third business day after the date of surrender of the shares of Series E preferred stock for conversion, received certificates for all shares of common stock with respect to the shares of Series E preferred stock that holder has requested to convert, then the conversion price will be reduced five percent (5%) per month (pro rated for days less than a month) during the period beginning on the date of conversion and ending on the date the Company is no longer in default of the Company’s conversion obligations.

Rights Upon Occurrence of Major Transactions. Holders of Series E preferred stock will be entitled to receive from the Company 125% of the liquidation preference of their shares of Series E preferred stock in cash only in connection with an acquisition involving the issuance of more than 40% of the Company’s common stock, where the acquisition does not constitute a change of control.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Series C warrants have a 5-year term and were initially exercisable at $2.25 per share, increasing to $3.50 per share, as adjusted for dilutive issuances, on February 18, 2003. During 2003, the Company received approximately $8.8 million in gross proceeds and issued 4,113,181 shares of common stock as a result of Series C warrant exercises.

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

June 2002 Financing Warrants

In connection with the June 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 2,206,668 shares of the Company’s common stock initially exercisable at $2.25 per share. The warrant exercise price increased to $3.50, as adjusted for dilutive issuances, per share on February 18, 2003. The Company also issued warrants to purchase an aggregate of 441,333 shares of its common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of its common stock exercisable at $2.25 per share to placement agents in connection with the financing. The exercise price of the warrants initially exercisable at $2.25 increased to $3.50, as adjusted for dilutive issuances, on February 18, 2003. During 2003, 382,000 shares of common stock were issued as a result of June 2002 financing warrants being exercised and 176,039 shares of common stock were issued due to exercises of placement agent warrants associated with this financing. Due to a certain number of net, or cashless, exercises, placement agent warrants to purchase 111,079 shares of common stock were surrendered during 2003. In aggregate, the Company received approximately $900,000 in gross proceeds from exercises related to warrants associated with the June 2002 financing.

November 2002 Financing Warrants

In connection with the November 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 807,692 shares of the Company’s common stock initially exercisable at $3.60 per share. The Company also issued warrants to purchase an aggregate of 161,538 shares of its common stock exercisable at $2.60 per share and warrants to purchase an aggregate of 80,769 shares of its common stock exercisable at $3.60 per share to placement agents in connection with the financing. There were no warrant exercises related to this financing in 2003.

Warrant Issuances for Services in 2002

During 2002, the Company issued fully vested 5-year warrants to purchase a total of 360,000 shares of common stock as partial consideration to vendors in exchange for services. The range of exercise prices for these warrants is from $2.25 to $3.00. The value of these warrants ($911,000), as determined by the Black-Scholes pricing model, was recognized as expense over the term of the service period with each vendor. The service periods for these warrant issuances range from six to twelve months. Expense related to these warrants in 2003

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was approximately $636,000. The Company received approximately $164,000 in gross proceeds and issued 60,007 shares of the Company’s common stock from exercises of these warrants in 2003.

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

In July 2003, the Company issued redemption notices, pursuant to the terms of SAFLINK Corporation Series A warrants, to certain qualifying Series A warrant holders. The subsequent exercise of these warrants resulted in net proceeds to the Company of approximately $343,000 and the issuance of 121,758 shares of common stock. In addition to the redemption exercises, 11,133 shares of common stock were issued as a result of Series A warrant exercises and approximately 186,000 shares of common stock were issued as a result of placement agent warrant exercises associated with the Series E financing. The Company received approximately $414,000 in gross cash proceeds related to these exercises.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Warrant Transactions in 2001

In 2001, in conjunction with extending the payment terms of a Development and Distribution Agreement entered into with Anovea, Inc., the Company issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea. The warrant was fully vested upon grant and is exercisable until April 20, 2003. On April 30, 2001, the Company also issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea, Inc. The warrant was fully vested upon grant and is exercisable until April 30, 2003. In addition, the Company issued a warrant to purchase up to 1,429 shares of its common stock at an exercise price of $3.50 per share to Anovea. The warrant was fully vested upon grant and is exercisable until May 31, 2003. Anovea had an existing business relationship with the Company prior to the grant of the warrants. On May 31, 2001, the 5,716 warrants issued to Anovea on April 20 and April 30 were repriced at $3.50 per share. As a result of the issuance and repricing, the Company recorded $17,000 in operating expenses in 2001.

Stock Options

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the SAFLINK Corporation 2000 Stock Incentive Plan (“the 2000 Plan”). The 2000 Plan was approved by the Company’s shareholders on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants, under which approximately 8,390,000 shares of common stock were reserved for issuance as of December 31, 2003. Options granted to officers, directors and employees in 2003, 2002 and 2001 were at a grant price equal to fair value. In general, the options vest monthly over a 36 month term and expire ten years from the date of grant.

Fair Value of Stock Options SFAS No. 123

The fair value for each option grant is estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions:

	December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3%	4%	4%
Volatility	176%	176%	171%
Expected life (years)	4.8	4.8	5.2

The weighted-average fair value of options granted during 2003, 2002 and 2001 was $3.91, $1.15, and $2.07, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2000	388	$12.66
Granted	829	2.16
Exercised	(1)	9.38
Expired or Cancelled	(114)	11.02

Outstanding at December 31, 2001	1,102	4.93
Granted	4,674	1.21
Exercised	(347)	1.01
Expired or Cancelled	(339)	5.03

Outstanding at December 31, 2002	5,090	1.77
Granted	1,777	4.11
Exercised	(1,201)	1.24
Expired or Cancelled	(219)	2.05

Outstanding at December 31, 2003	5,447	$2.64

The following table summarizes information about employee stock options outstanding at December 31, 2003:

	Options outstanding		Options exercisable
Range of exercise prices	Number outstanding (in thousands)	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number exercisable (in thousands)	Weighted- average exercise price per share
$0.01 – $ 1.50	2,704	8.2	$1.10	1,610	$1.11
1.51 – 3.00	936	8.5	2.18	470	1.83
3.01 – 4.50	1,111	9.1	3.98	307	4.09
4.51 – 6.00	542	9.4	4.91	159	5.17
6.01 – 99.00	154	5.5	14.82	143	15.39

$0.01 – $99.00	5,447	8.4	$2.64	2,689	$2.57

At December 31, 2003, 2002, and 2001, exercisable options of 2,689,000, 1,723,000 and 506,000, respectively, were outstanding at weighted average exercise prices of $2.57, $2.57, and $7.64 per share, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Commitments and Contingencies

The Company leases office space and equipment under various non-cancelable operating leases and has guaranteed minimum royalty payments in connection with a licensing contract. Future minimum payments under these lease commitments and licensing contract are as follows (in thousands):

Year ending December 31,	Lease Commitments	Other Contractual Obligations	Total
2004	$499	$78	$577
2005	545	—	545
2006	358	—	358
2007	155	—	155
2008	148	—	148
2009	37	—	37

	$1,742	$78	$1,820

Rent expense was $278,000, $197,000 and $354,000 for 2003, 2002, and 2001, respectively.

9.    Business Combinations

On December 29, 2003, the Company acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc., a Maryland corporation (“ISS”) and Biometric Solutions Group, Inc., a Delaware corporation (“BSG”), pursuant to the terms of an Asset Purchase Agreement, dated as of December 28, 2003, by and between the Company, ISS and BSG. The purchase arrangement has been accounted for as a business combination. The primary reason the Company made the purchase was to expand its market by entering the physical access market and to meld the physical access product into its existing logical access product. This technology also plays a vital role in the Company’s entry into the manufacturing automation systems market.

The purchase price paid in the acquisition was approximately $3.9 million, which consisted of $500,000 in cash, 1,122,855 shares of the Company’s common stock and $262,000 in direct acquisition fees. The fair value of the common stock issued by the Company upon the acquisition was $2.76 per share, based on the average market price for a period before and after December 29, 2003. ISS and BSG have agreed not to sell the shares of common stock received in the transaction for a period of three years. The Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock issued in connection with the transaction.

The Company acquired certain intellectual property, tangible assets and inventory in the transaction. In addition, certain employees of ISS were offered employment with the Company in connection with the acquisition, including Robert L. Turbeville, Jr., a former Senior Vice President for ISS who will lead the new Physical Access Group for the Company. The Company did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for under the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired based on their respective fair values. The results of operations of the acquired company are included in the Company’s consolidated financial statements since the date of acquisition.

A summary of the combined consideration paid for the above acquisition is as follows (in thousands):

Cash	$500
Common stock	3,099
Direct acquisition costs	262

Total	$3,861

The combined consideration paid was allocated as follows (in thousands):

Inventory	$93
Intangible assets:
Existing technologies (8 year life)	1,500
Non-compete agreement (2 year life)	110
Goodwill	2,158

Total	$3,861

The intangible assets will be amortized on a straight-line basis over the expected lives of the assets identified above and goodwill will be 100% tax deductible over its 15 year tax life.

The following table presents unaudited pro forma financial results of operations for the years ended December 31, 2003 and 2002 as if the acquisition of BSG had occurred on January 1, 2003 and January 1, 2002, respectively. The unaudited pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of the results that may occur in the future.

	Year ended December 31,
	2003	2002
	(In thousands, except per share data)
Revenue	$2,162	$2,403
Net loss	12,583	8,801
Net loss per share	$0.47	$0.55

10.    Defined Contribution Retirement Plan

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2003, 2002 or 2001.

11.    Legal Proceedings

On March 13, 2003, the receiver for Alex Jones, Ltd., an alleged creditor of Jotter Technologies, Inc., filed a civil complaint in United States District Court of Utah against Jotter Technologies and SAFLINK. The complaint alleged breach of contract and judgment on a promissory note against Jotter in connection with a promissory note executed by Jotter and delivered to Alex Jones, Ltd., and unjust enrichment, fraudulent conveyance and declaratory judgment against all parties in connection with our purchase of substantially all of the intellectual

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property and fixed assets of Jotter in December 2000. The complaint asked for relief from Jotter in the amount of $800,000 in principal and approximately $163,333 in interest on the promissory note, including attorneys’ fees and costs. In December 2003, Jotter Technologies paid the amount in dispute and an order dismissing the case with prejudice was entered by the court on December 18, 2003.

12.    Liquidity

The Company financed operations during fiscal 2003 primarily from existing working capital at December 31, 2002 and proceeds of approximately $9,700,000 from warrant exercises in January and February 2003. As of December 31, 2003, the Company’s principal source of liquidity consisted of $7.1 million in cash and cash equivalents and $6.7 million of working capital.

As a result of a private placement of common stock in February 2003, which raised approximately $8.7 million of net proceeds, management of the Company believes that the company has sufficient funds to continue operations through 2004. If the Company’s Merger Agreement with SSP-Litronic is consummated, as discussed in Note 13, management believes the Company may need to acquire additional equity funding as well as manage the combined operating costs; upon doing so, the Company is expected to continue to have sufficient resources to fund operations of the combined company.

13.    Subsequent Events

Financing

On February 26, 2004, the Company entered into a Common Stock Purchase Agreement with certain accredited institutional investors (collectively, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million.

Proposed merger

On March 22, 2004, SAFLINK entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic (“SSP-Litronic”) and Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK (“Merger Sub”), pursuant to which Merger Sub will merge with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK (the “Merger”). In connection with the execution of the Merger Agreement, certain of SAFLINK’s directors, executive officers and affiliates entered into Stockholder Agreements with SSP-Litronic, and certain of SSP-Litronic’s directors, executive officers and affiliates entered into Stockholder Agreements with SAFLINK.

Pursuant to the terms of the Merger Agreement, SAFLINK will acquire all of the outstanding shares of SSP-Litronic in a stock-for-stock transaction where each share of SSP-Litronic common stock will be exchanged for 0.6 shares of SAFLINK common stock. Given the current capital structures of both companies, upon completion of the Merger, the security holders of SSP-Litronic would receive approximately 49% of the combined company’s outstanding fully-converted shares at closing and the security holders of SAFLINK would continue to hold the remaining 51% of the combined company’s outstanding fully-converted shares at closing.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2003 and 2002:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2003
Revenue	$597	$167	$763	$488	$2,015
Gross profit	458	52	463	264	1,237
Operating loss	(2,022)	(3,386)	(2,497)	(2,882)	(10,787)
Net loss	(2,012)	(3,370)	(2,483)	(2,871)	(10,736)
Basic and diluted net loss per share	(0.09)	(0.13)	(0.09)	(0.11)	(0.42)
2002
Revenue	$196	$364	$366	$1,080	$2,006
Gross profit	58	100	272	490	920
Operating loss	(1,664)	(1,617)	(1,470)	(1,738)	(6,489)
Net loss	(6,425)	(1,621)	(1,467)	(1,441)	(10,954)
Basic and diluted net loss per share	(0.61)	(0.12)	(0.08)	(0.08)	(0.73)

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.