Form 10-K/A
period 2003-12-31
SAFLINK CORP
filed 2004-04-29
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-20270

SAFLINK CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4346070
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

777 108th Avenue NE, Suite 2100, Bellevue, WA	98004
(Address of Principal Executive Offices)	(Zip Code)

(425) 278-1100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $62,020,334, based upon the last sale price reported for the common stock of the registrant on the Nasdaq SmallCap Market on June 30, 2003, being the last trading day of the registrant’s most recently completed second fiscal quarter. Shares of common stock of the registrant held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of this calculation is based solely on information on Schedule 13D or 13G filed with the Securities and Exchange Commission and is as of June 30, 2003. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,332,453 shares of the registrant’s common stock outstanding as of April 15, 2004.

EXPLANATORY NOTE

This Amendment to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Board of Directors

The following table sets forth for our current directors information with respect to their ages and background.

Name	Position With SAFLINK	Age	Director Since
Glenn L. Argenbright	Director, Chief Executive Officer and President	38	2001
Frank M. Devine	Director	61	1997
Gordon E. Fornell	Director	68	2003
Terry N. Miller	Director	48	2003
Steven M. Oyer	Director	48	2001

Glenn L. Argenbright has served as a member of our board since February 2001. Mr. Argenbright was appointed interim chairman of the board, president and chief executive officer in June 2001, with such appointments being made permanent by our board of directors in December 2001. Mr. Argenbright served as president and chief executive officer of Jotter Technologies from November 1999 until December 2000, when we acquired all of the assets of Jotter. From May 1998 to November 1999, Mr. Argenbright served as president and chairman of the board of Spotlight Interactive, Inc., a web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today’s Communications Inc., a provider and aggregator of web content. From May 1998 to February 1999, Mr. Argenbright was a director and executive vice president of Intelligent Communications, Inc., a company providing high-speed Internet access over satellite. From April 1997 to April 1998, Mr. Argenbright was a director, president and chief executive officer of Internet Extra Corporation, a web hosting company which owned and operated certain web properties. From September 1997 to February 1998, Mr. Argenbright served as president and director of Internet Extra Media Placement (which later changed its name to Mediaplex), an online advertising subsidiary of Internet Extra. From January 1995 to April 1997, Mr. Argenbright served as president of FTM Marketing, a Los Angeles based marketing and promotions agency. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, Cardzoo!, StarInsider, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

Frank M. Devine has served as a member of our board since June 1997. Mr. Devine also serves as a business consultant for various entities. Mr. Devine founded Bachmann-Devine, Incorporated, a venture capital firm, and co-founded Shapiro, Devine & Craparo, Inc., a manufacturers’ agency serving the retail industry. Mr. Devine also serves on the board of directors of these companies. Since December 1994, Mr. Devine has served as a member of the board of directors of Salton, Inc., a publicly owned company that markets and sells electrical appliances to the retail trade under various brand names. Mr. Devine received a BS from Iowa State University.

United States Air Force Lieutenant General Gordon E. Fornell (Retired) has served as a member of our board since August 2003. General Fornell served in senior acquisition leadership roles in the U.S. Air Force Systems Command and Air Force Materiel Command for more than 10 years, and worked in research, development, and acquisition positions for nearly 20 years prior. He was commander of the Electronic Systems Center at Hanscom Air Force Base in Massachusetts from 1988 to 1993, and senior military assistant to the Secretary of Defense from 1987 to 1988. He also commanded the Armament Division at Eglin Air Force Base, Florida from 1985 to 1987.

Terry N. Miller has served as member of our board since April 2003. Since May 2001, Mr. Miller has been managing partner of CRM Group LLC, a consulting firm concentrating on customer acquisition and retention services. From April 1996 to January 2001, Mr. Miller served in various executive positions for a number of Paul Allen funded companies, including executive vice president of Mercata.com from September 1998 to January 2001, vice president of sales of Supercede Inc. from June 1997 to August 1998, and as vice president of sales of Click2Learn.com (formerly Asymetrix Corporation) from April 1996 to May 1997. Mr. Miller received a BA from the University of Minnesota.

Steven M. Oyer has served as a member of our board since December 2001. Mr. Oyer is the managing director of global business development and sales for Standard & Poor’s Portfolio Services. He served as our interim chief financial officer from June 2001 until December 2001. Mr. Oyer also served as a director of Jotter Technologies. From October 1995 to November 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm, where he was responsible for the sales and marketing of international investment management services and alternative investments in North America. Mr. Oyer also serves on the board of Salton Inc., a publically owned company, as well as other private venture partnerships.

Audit Committee

The members of the audit committee during fiscal 2003 were Steven M. Oyer (Chairman) and Frank M. Devine. Terry N. Miller was appointed to the audit committee in April 2003. Mr. Devine and Mr. Miller are independent for purposes of the Nasdaq rules as they apply to audit committee members. Mr. Oyer is an audit committee financial expert, as defined in the rules of the Securities and Exchange Commission. Our board of directors determined that exceptional circumstances exist such that it is in the best interests of us and our stockholders to appoint Mr. Oyer to the audit committee despite that Mr. Oyer is not deemed independent for purposes of the Nasdaq rules as they apply to audit committee members because of his employment with us within the past three years. The board determined that Mr. Oyer’s service on the audit committee is in the best interests of us and our stockholders given Mr. Oyer’s industry expertise, financial literacy, financial oversight experience and knowledge of our company, and that Mr. Oyer’s independent judgment would not be adversely affected by his having been employed by us within the past three years.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, and a code of ethics that applies to our senior financial officers. These materials are available free of charge by writing to our corporate secretary at 777 108th Avenue NE, Suite 2100, Bellevue, Washington 98004.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of April 15, 2004:

Name	Age	Officer	Position Since
Glenn L. Argenbright	38	President and Chief Executive Officer	2001
Jon C. Engman	40	Chief Financial Officer and Secretary	2002
Gregory C. Jensen	36	Chief Technology Officer	2000
Todd S. Dewey	45	Senior Vice President of Sales and Marketing	2003
Robert L. Turbeville, Jr.	47	Senior Vice President of Physical Access Systems	2003
Walter G. Hamilton	60	Vice President of Business Development	2000
Steven D. Rishel	52	Vice President of Customer Services(1)	2003

(1)	Mr. Rishel served as our vice president of customer services since 2003 and was appointed as our chief operating officer in April 2004.

The following sets forth the business experience, principal occupations and employment of each of our current executive officers who do not serve on the board (see above for such information with respect to Mr. Argenbright):

Jon C. Engman joined us as chief financial officer in April 2002. Prior to joining us, Mr. Engman served as chief financial officer for two companies (Reflex Communications and iAsiaworks) in the respective portfolios of the Sprout Group and Enterprise Partners, on an interim basis. From September of 1996 through August of 2000, Mr. Engman held various executive and management positions in Paul Allen’s Vulcan Inc. portfolio, including vice president of finance for Mercata.com, which pioneered demand aggregation on the web. From April 1990 through August 1996, Mr. Engman served in several finance and management roles at Captaris, Inc. (a voice messaging and message management software company), including corporate controller. Mr. Engman worked as an auditor for Arthur Andersen from June 1986 through March 1990, specializing in high-tech and communications industries. Mr. Engman received a BA in business administration, with a concentration in accounting, from the University of Washington.

Gregory C. Jensen joined us in August 1992 and has served as our chief systems engineer, director of technical services, vice president of engineering, and is currently our chief technology officer. The board appointed him as a corporate officer in March 2000. Prior to joining us, Mr. Jensen was a member of the technical staff of TRW, Inc., involved in the research and development of image processing, signal processing, high volume data storage, and high bandwidth data communication technologies. Mr. Jensen received a BS in electrical engineering from California Institute of Technology.

Todd S. Dewey joined us as senior vice president of sales and marketing in March 2003. He leads all of our worldwide sales, marketing, channels and custom product development initiatives. Mr. Dewey has more than 19 years of sales and sales leadership experience in the enterprise software area, most recently as vice president of global sales for PeopleSupport, Inc., a managed services supplier of eCRM solutions to the Fortune 500 companies. Prior to PeopleSupport, Mr. Dewey was vice president of sales, Western Americas at Xelus, Inc., a supplier of enterprise-wide supply chain solutions, focused on spare parts and replenishment cycle optimization. Before joining Xelus, he served as director of sales, Western Americas for Matrixone, Inc., a provider of engineering content collaboration platforms to the Fortune 1000. For the eight years prior to joining Matrixone, Mr. Dewey served in various sales and sales management positions for J.D. Edwards, including business unit director and director of high tech and electronics. Mr. Dewey received a BS in business management and product marketing from Cornell University and has completed advanced management studies at Cornell University’s Johnson School of Business.

Robert L. Turbeville, Jr. joined us as senior vice president of physical access systems in December 2003. Prior to joining us, Mr. Turbeville served as senior vice president and chief technology officer for Information Systems Support, Inc. (ISS). While at ISS, Mr. Turbeville was responsible for managing technical services deliveries to the company’s federal government base, developing the company’s operating contracts with the Department of Defense biometrics management office and biometric fusion center, developing the smartcard, biometric and systems integrations practices of the company, and managing the acquisition and integration of several smaller companies. From April 1995 to November 1998, Mr. Turbeville served as vice president of Dataline, Inc., managing the company’s commercial technology consulting practices of the federal government programs, including government smartcard and Department of Defense electronic security systems contracts. From June of 1978 through April 1995, Mr. Turbeville served as an executive or consultant on numerous projects involving various commercial and government entities, specializing in complex systems integrations, relational database systems engineering, real-time computing applications, digital video analysis, computer simulation and embedded systems development. Mr. Turbeville received a BSEE from the University of Virginia.

Walter G. Hamilton joined us as director of business development in December 1995. Mr. Hamilton served as our vice president of sales and marketing from August 1999 through August 2000. In September 2000, Mr. Hamilton was appointed vice president of business development. Prior to joining us, Mr. Hamilton was employed by Unisys Corporation and its successor, Loral Corporation, for 34 years. He served as director of business development for the worldwide postal automation business segment, after holding various sales management and product management related assignments with both domestic and international responsibilities. Mr. Hamilton received a BS in business administration from the University of Southern Mississippi.

Steven D. Rishel joined us as vice president of customer services in October 2003. He leads our technical support, implementation services, technical training, fulfillment and IT departments. Prior to joining us, Mr. Rishel ran Paragon Operations Partnership, offering consulting services to technology companies in the areas of support operations, supply chain management, order fulfillment, and cross-functional integration. Mr. Rishel has extensive experience in executive management, including roles of increasing responsibility at Captaris, Inc., a software company specializing in voice and fax message management, finishing his over 10 year tenure there as senior vice president of operations. While at Captaris, he managed a staff of 120 people and directed customer support, professional services, fulfillment, systems integration, and IT. Captaris grew from a 45 person start-up to a public company with over 500 employees and revenues of approximately $100 million per year during his tenure. Mr. Rishel was instrumental in consolidating the operations of several acquisitions during that period. Prior to Captaris he held operations management positions for General Dynamics, Honeywell and PacTel Meridian Systems.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that Mr. Fornell filed one late report with respect to his initial statement of beneficial ownership and one late report with respect to one transaction.

Item 11.    Executive Compensation.

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2003, 2002 and 2001, by our chief executive officer, our four other most highly compensated executive officers(1), and a former executive officer who would have been included among the four other most highly compensated executive officers had she continued to serve as an executive officer through December 31, 2003:

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation
Awards
Name and Principal Position	Year	Salary	Bonus			Other Annual Compensation		Shares Underlying Options	All Other Compensation
Glenn L. Argenbright President and Chief Executive Officer	2003 2002 2001	$216,539 204,283 58,846	$	— — 5,000	(3)	$	— — —	436,120 217,665 44,287	$22,183 — —	(2)

Todd S. Dewey(4) Senior Vice President of Sales and Marketing	2003 2002 2001	168,517 — —		12,000 — —			— — —	125,000 — —	— — —

Jon C. Engman(5) Chief Financial Officer and Secretary	2003 2002 2001	151,077 90,111 —		9,946 — —			— — —	— 182,000 —	— — —

Walter G. Hamilton Vice President of Business Development	2003 2002 2001	167,884 154,619 145,000		— — —			— — —	— 231,000 38,572	— — —

Gregory C. Jensen Vice President of Engineering	2003 2002 2001	155,000 151,327 150,000		— — —			— — —	— 231,000 38,572	— — —
Former Officer:
Ann M. Alexander(6) Former Chief Operating Officer and Secretary	2003 2002 2001	158,902 159,443 145,000		— — —			— — —	— 246,000 38,572	— — —

(1)	Robert L. Turbeville, Jr. became an executive officer following our acquisition of certain assets of Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. in December 2003. Mr. Turbeville would have been among our four most highly compensated executive officers for the fiscal year ended December 31, 2003, if his compensation paid by ISS for fiscal 2003 were taken into account.
(2)	Represents the grossed-up compensation of taxable expenses related to Mr. Argenbright’s relocation.
(3)	Mr. Argenbright received this bonus in connection with the signing of his employment agreement. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”
(4)	Mr. Dewey joined us in March 2003 as senior vice president of sales and marketing. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”
(5)	Mr. Engman joined us in April 2002 as chief financial officer. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”
(6)	Ms. Alexander served as our chief operating officer and secretary from August 2001 until May 2003. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Stock Option Grants in Fiscal 2003

The following table provides the specified information concerning grants of options to purchase shares of our common stock made during the fiscal year ended December 31, 2003, to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Shares Underlying Options Granted(2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(3)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Glenn L. Argenbright	436,120	27.7%	$4.00	2/25/2013	$1,097,094	$2,780,252
Todd S. Dewey	125,000	7.9%	4.15	3/21/2013	326,239	826,754
Jon C. Engman	—	—	—	—	—	—
Walter G. Hamilton	—	—	—	—	—	—
Gregory C. Jensen	—	—	—	—	—	—
Former Officer:
Ann M. Alexander	—	—	—	—	—	—

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules, and therefore are not intended to forecast possible future appreciation, if any, in our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)	All options were granted pursuant to our 2000 stock incentive plan and have a 10 year term. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous employment with us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options.
(3)	All options were granted at market value on the date of grant.

Stock Option Exercises and Fiscal 2003 Year-End Values

The following table provides the specified information concerning exercises of options to purchase shares of our common stock in the fiscal year ended December 31, 2003, and unexercised options held as of December 31, 2003, by the persons named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

Name	Shares acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
			Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Glenn L. Argenbright	—	$—	359,101	338,971	$350,999	$35,157
Todd S. Dewey	—	—	31,275	93,725	—	—
Jon C. Engman	—	—	101,192	80,808	144,705	115,555
Walter G. Hamilton	—	—	182,139	96,263	227,220	151,062
Gregory C. Jensen	—	—	188,281	96,263	259,420	151,062
Former Officer:
Ann M. Alexander	259,572	$965,595	—	—	—	—

(1)	Stock options are valued based upon the last reported sale price of a share of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2003 ($2.68 per share).
(2)	All options were granted pursuant to our 2000 stock incentive plan. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous employment with us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Employment Contracts

In June 2001, we entered into an employment agreement with Glenn L. Argenbright, our president and chief executive officer. The agreement provided for the payment to Mr. Argenbright of an initial $100,000 minimum base annual salary, a $5,000 signing bonus, and a $100,000 bonus based on the achievement of certain objectives. Pursuant to the agreement, Mr. Argenbright was granted an option under our 2000 stock incentive plan to purchase 35,715 shares of our common stock, vesting in three equal increments on an annual basis. In the event of a sale, change of control or merger, or a termination of Mr. Argenbright’s employment with us, his options will fully vest and become immediately exercisable. Mr. Argenbright is also entitled to receive the equivalent of three months’ base salary if his employment with us is terminated for any reason other than cause or if the board of directors appoints someone else to the position of chief executive officer. On February 11, 2002, our board of directors approved certain modifications to Mr. Argenbright’s compensation, including an increase in his base salary to $175,000 effective as of January 1, 2002, an option under our 2000 stock incentive plan to purchase 217,665 shares of our common stock at an exercise price of $1.07 per share, a salary advance of $20,000, and certain potential cash bonuses tied to our performance and targeted revenue objectives. In December 2002, upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Argenbright’s base annual compensation to $216,000, which increase provided for an initial lump sum payment of $27,460. In February 2003, upon the recommendation of the compensation committee, our board of directors approved certain additional modifications to Mr. Argenbright’s compensation, including a $12,000 increase in Mr. Argenbright’s annual base compensation to $228,000, an option grant under our 2000 stock incentive plan to purchase 436,120 shares of our common stock at an exercise price of $4.00 per share, and an increase in the duration of Mr. Argenbright’s severance provision from three months to twelve months.

On April 14, 2000, we entered into an employment agreement with Walter G. Hamilton, our vice president of business development. The agreement provides for the payment to Mr. Hamilton of an initial annual salary of

$145,000. In accordance with the terms of the agreement, Mr. Hamilton’s employment with us is “at will” and he may terminated anytime with or without cause.

On April 14, 2000, we entered into an employment agreement with Gregory C. Jensen, our chief technology officer. The agreement provides for the payment to Mr. Jensen of an initial annual salary of $138,000. In accordance with the terms of the agreement, Mr. Jensen’s employment with us is “at will” and he may be terminated anytime with or without cause.

On April 30, 2002, we entered into an employment agreement with Jon C. Engman, our chief financial officer. The agreement provides for the payment to Mr. Engman of an initial annual salary of $140,000. Pursuant to the agreement, Mr. Engman was also granted an option to purchase 182,000 shares of our common stock. In accordance with the terms of the agreement, Mr. Engman’s employment with us is “at will” and he may be terminated anytime with or without cause.

On March 5, 2003, we entered into an employment agreement with Todd S. Dewey, our senior vice president of sales and marketing. The agreement provides for the payment to Mr. Dewey of an initial annual salary of $190,000. Pursuant to the agreement, Mr. Dewey was also granted an option to purchase 125,000 shares of our common stock. In accordance with the terms of the agreement, Mr. Dewey’s employment with us is “at will” and he may be terminated at anytime with or without cause.

On October 16, 2000, we entered into an employment agreement with Ann M. Alexander, our former chief operating officer. The agreement provided for the payment to Ms. Alexander of an initial annual salary of $145,000. Pursuant to the agreement, Ms. Alexander was also granted an option to purchase 14,286 shares of our common stock. Ms. Alexander’s employment was terminated in May 2003, pursuant to the terms of a separation agreement. As part of her severance, Ms. Alexander received six months’ salary and we agreed to pay COBRA for a period of one year from the date of termination. In addition, pursuant to terms of her retention agreement all of her unvested options were accelerated upon her date of termination.

Change-in-Control Arrangements

Retention Agreements. In addition to the employment arrangements described above, on October 31, 2002, we entered into retention agreements with each of Ann M. Alexander, Jon C. Engman, Gregory C. Jensen, and Walter G. Hamilton. These retention agreements provide that if the employee is terminated as a result of an involuntary termination (as defined in the retention agreements), then he or she shall be entitled to receive the compensation, accrued but unused vacation and benefits earned through the date of termination of employment, and severance payments equal to four months’ salary, payable in accordance with our standard payroll practices. However, if the employee is terminated as a result of an involuntary termination within two months prior to, upon or within twelve months following a change-of-control, then he or she will be entitled to receive the following: (a) the compensation, accrued but unused vacation and benefits earned through the date of termination; (b) severance payments equal to four months salary, payable in a lump sum within thirty days of the date of termination; (c) vesting of 100% of any unvested options as of the date of termination; (d) for a period of up to twelve months after the date of termination, reimbursement of any COBRA premiums paid by the employee for continued group health insurance coverage of employee and his or her dependents; and (e) the laptop or other portable computer device used by the employee, if any, as of the date of termination.

2000 Stock Incentive Plan. Pursuant to our 2000 stock incentive plan, in the event of a change-in-control, if the acquiring company does not assume, or substitute new options for, all outstanding options, all shares subject to outstanding options will become fully vested and exercisable prior to the change-in-control.

Compensation of Directors

Each of our non-employee directors is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Non-employee directors receive fees of $1,000 for each board meeting attended in person, and fees of $500 for each board meeting attended telephonically.

Upon election or appointment to the board of directors, each new non-employee director receives an option to purchase an aggregate number of shares of our common stock under our 2000 stock incentive plan determined by the formula: X = (50,000/12)(12-Y); where X = the aggregate number of shares issuable upon exercise of such option, and Y = the number of full months elapsed since the most recent annual meeting of our stockholders; at an exercise price equal to the closing price per share of our common stock as reported on the Nasdaq SmallCap Market on the last trading day prior to such election or appointment, which represents the fair market value on such date. The option becomes exercisable in equal monthly installments over the period defined as (12-Y) following the date of grant if such person is still serving as a director at such time.

Each non-employee director receives an option to purchase 50,000 shares of our common stock under the our 2000 stock incentive plan on the date of our annual meeting of stockholders and at an exercise price equal to the closing price per share of our common stock as reported on the Nasdaq SmallCap Market on the last trading day prior to such annual meeting, which represents the fair market value on such date. The option becomes exercisable in twelve equal monthly installments following the date of grant if such person is still serving as a director at such time.

Each member of the audit committee receives an annual retainer $20,000 to be paid in equal quarterly installments if such person is still serving as a member of the audit committee at the time such payment is to be made. Each member of the compensation committee receives an annual retainer $15,000 to be paid in equal quarterly installments if such person is still serving as a member of the compensation committee at the time such payment is to be made. Members of the board of directors will not receive more than one retainer for serving on more than one committee, but will receive the highest retainer amount allowed by the committees on which they serve. In addition, the chairman of the audit committee and the chairman of the compensation committee each receives an additional annual retainer of $5,000 to be paid in equal quarterly installments if such person is still serving as chairman at the time such payment is to be made.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 15, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director and director-nominee, (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Owned	Number of Shares Underlying Convertible Securities(2)	Total Number of Shares Beneficially Owned(3)	Percent of Common Stock(4)
North Sound Capital LLC (5) 53 Forest Avenue, Suite 202 Greenwich, CT 06870	7,108,945	—	7,108,945	22.69%
SDS Capital Group SPC, Ltd. (6) 53 Forest Avenue, 2nd Floor Greenwich, CT 06870	5,894,989	15,386	5,910,375	18.85%
SAC Capital Associates, LLC (7) 72 Cummings Point Road Stanford, CT 06902	2,708,052	714,285	3,422,337	10.68%
Glenn L. Argenbright	2,000	452,523	454,523	1.43%
Frank M. Devine	—	310,223	310,223	*
Todd S. Dewey	—	48,650	48,650	*
Jon C. Engman	—	126,490	126,490	*
Gordon E. Fornell	—	41,667	41,667	*
Walter G. Hamilton	—	225,996	225,996	*
Gregory C. Jensen	—	232,138	232,138	*
Terry N. Miller	—	59,000	59,000	*
Steven M. Oyer	—	148,858	148,858	*
Former Officer:
Ann M. Alexander (8)	—	—	—	*
Directors, executive officers and former executive officers as a group (12 persons)	2,000	1,687,245	1,689,245	5.12%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.
(3)	Represents the aggregate number of shares beneficially owned by each stockholder.
(4)	Calculated on the basis of 31,332,453 shares of Common Stock outstanding as of April 15, 2004, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 15, 2004, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(5)	To the best of our knowledge, North Sound Capital, LLC was formerly known as DMG Advisors, LLC. Based on a Schedule 13G filed by DMG Advisors LLC, DMG Legacy International Ltd., and DMG Legacy Institutional Fund LLC with the SEC on February 18, 2003. North Sound Capital, LLC is the managing member of each of the following, and has shared power to vote and shared dispositive power with respect to 3,607,987 shares held by North Sound Legacy International Ltd. (formerly known as DMG Legacy International Ltd.), 3,025,466 shares held by North Sound Legacy Institutional Fund LLC (formerly known as DMG Legacy Institutional Fund LLC), and 475,492 shares held by North Sound Legacy Fund LLC (formerly known as DMG Legacy Fund LLC).
(6)

Based on a Schedule 13D filed by SDS Capital Group SPC, Ltd. with the SEC on February 10, 2004. On February 10, 2004, SDS Merchant Fund, L.P. filed a Schedule 13D/A to report that on October 1, 2003, it had assigned and transferred all of its shares of our common stock to SDS Capital Group SPC, Ltd. SDS Management, LLC is the investment manager of SDS Captial Group SPC, Ltd. Steven Derby is the sole managing member of SDS Management, LLC and has shared power to vote and dispositive power with respect to all of the shares reported by SDS Capital Group SPC, Ltd. SDS Management, LLC, an affiliate of SDS Merchant Fund, L.P., has acted as an adviser to S.A.C. Capital Associates, LLC.

(7)	Based on a Form 3 filed by S.A.C. Capital Associates, LLC with the SEC on April 7, 2004. S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC are investment managers of S.A.C. Capital Associates, LLC and have shared power to vote and dispositive power with respect to all of the shares reported by S.A.C. Capital Associates, LLC. Steven A. Cohen controls both S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC.
(8)	Ms. Alexander’s employment was terminated in May 2003 pursuant to the terms of a separation agreement. See “Employment Contracts and Termination of Employment and Change-in-Control Arrangements.”

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These consist of our 1992 stock incentive plan and our 2000 stock incentive plan, each of which has been approved by stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	5,446,831	$2.64	1,395,429

(1)	Includes 1,395,429 shares that are reserved for issuance under the 2000 stock incentive plan. The number of shares that may be optioned and sold under the plan is increased such that the maximum number of shares available to be optioned and sold under the plan is equal to the lesser of (i) 15,000,000 shares of our common stock or (ii) 20% of the number of shares of our common stock (on an as converted basis) outstanding on the immediately preceding December 31. On December 31, 2003, there were 41,949,153 shares of common stock outstanding (on an as converted basis). There are no shares available for grant under the 1992 stock incentive plan.

Item 13.    Certain Relationships and Related Transactions.

On March 22, 2004, we entered into an agreement and plan of merger and reorganization with SSP Solutions, Inc. (SSP), and Spartan Acquisition Corporation, our wholly-owned subsidiary, pursuant to which Spartan will merge with and into SSP with SSP surviving as our wholly-owned subsidiary. In connection with the execution of the merger agreement, certain of our directors, executive officers and affiliates entered into stockholder agreements with SSP, and certain of SSP’s directors, executive officers and affiliates entered into stockholder agreements with us. Pursuant to the terms of the merger agreement, we will acquire all of the outstanding shares of SSP in a stock-for-stock transaction where each share of SSP common stock will be exchanged for 0.6 shares of our common stock.

On February 26, 2004, we raised approximately $9.2 million through a private placement of shares of our common stock. We sold a total of 3,080,000 shares of our common stock to a group of accredited institutional investors at a price of $3.00 per share. Investors also received warrants to purchase up to 1,232,000 additional shares of common stock. The warrants have a term of five years and an exercise price of $3.97 per share. S.A.C.

Capital Associates, LLC, a beneficial owner of more than 5% of our common stock, purchased 500,000 shares of common stock and 200,000 warrants to purchase shares of common stock in the financing. The placement agent for the financing was Burnham Hill Partners. The per share purchase price represented a discount of approximately 8.3% to the $3.27 per share closing sale price for shares of our common stock as reported on the Nasdaq SmallCap Market on February 25, 2004, the trading day prior to the closing of the financing.

On December 29, 2003, we acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support and Biometric Solutions Group. Mr. Turbeville, our senior vice president of physical access systems, served as senior vice president and chief technology officer for Information Systems Support prior to the acquisition. Mr. Turbeville is also a shareholder of Biometric Solutions Group, Inc. We paid approximately $4.1 million for the acquired assets, which consisted of $500,000 in cash and 1,122,855 shares of our common stock. Subject to certain transfer restrictions, Information Systems Support and Biometric Solutions Group have agreed not to sell the shares of common stock received in the transaction for a period of three years. At closing of the transaction, we placed approximately 47% of the purchase price, comprising 600,000 shares of our common stock, into an escrow for the purpose of securing the indemnification obligations of Information Systems Support and Biometric Solutions Group. Subject to certain exceptions, 300,000 of the shares will remain in escrow for a period of one year from the closing date, and the balance of the shares will remain in escrow for a period of two years from the closing date, and in each case until all pending claims for indemnification, if any, have been resolved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2003, and 2002, by KPMG LLP, our independent auditors:

	Fiscal 2003	Fiscal 2002
Audit Fees (1)	$259,575	$221,787
Audit-Related Fees	$—	$—
Tax Fees (2)	$30,775	$13,000
All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairman of the audit committee is also authorized, pursuant to delegated authority, to pre-approve additional services and such approvals are communicated to the full audit committee at its next meeting.

The audit committee has considered the role of KPMG LLP in providing tax and benefit plan related services and other non-audit services to us and has concluded that such services are compatible with KPMG’s independence as our auditors.

For the fiscal years ended December 31, 2003, and 2002, the audit committee pre-approved all services described above in the captions Audit Fees and Tax Fees. For the fiscal year ended December 31, 2003, no hours expended on KPMG LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of KPMG LLP.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(c)  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFLINK CORPORATION

Date: April 29, 2004	By:	/s/ GLENN L. ARGENBRIGHT
Glenn L. Argenbright
President, Chief Executive Officer and Director