Form 10-Q
period 2004-03-31
SAFLINK CORP
filed 2004-05-17
CIK 847555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_|  No |X|

There were 31,339,267 shares of SAFLINK Corporation’s common stock outstanding as of May 3, 2004.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended March 31, 2004

INDEX

Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

	a.	Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

	b.	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

	c.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

	d.	Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 2.	Changes in Securities

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$12,400	$7,099
Accounts receivable, net (including $222 due from related party at March 31, 2004)	778	610
Inventory	256	295
Other current assets	691	454

Total current assets	14,125	8,458
Furniture and equipment, net	616	622
Other long-term assets	884	—
Intangible assets, net	1,549	1,610
Goodwill	2,158	2,158

	$19,332	$12,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$473	$547
Accrued expenses	1,851	1,087
Deferred revenue	221	113

Total current liabilities	2,545	1,747
Long-term liability — warrants	3,035	—
Deferred tax liability	13	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	313	281
Deferred stock-based compensation	(27)	—
Additional paid-in capital	111,425	106,805
Accumulated deficit	(97,972)	(95,985)

Total stockholders’ equity	13,739	11,101

	$19,332	$12,848

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,

	2004	2003

Revenue:
Product (including sales to related party of $196 for the three months ended March 31, 2004)	$464	$270
Service (including sales to related party of $35 for the three months ended March 31, 2004)	338	327

Total revenue	802	597
Cost of revenue:
Product	342	55
Service	173	84
Amortization of intangibles	47	—

Total cost of revenue	562	139

Gross profit	240	458

Operating expenses:
Product development	855	481
Sales and marketing	1,397	1,003
General and administrative	1,010	996

Total operating expenses	3,262	2,480

Operating loss	(3,022)	(2,022)

Interest expense	(1)	—
Other income	15	10
Change in fair value of outstanding warrants	1,034	—

Loss before income taxes	(1,974)	(2,012)
Income tax provision	13	—

Net loss	$(1,987)	$(2,012)

Basic and diluted net loss per common share:	$(0.07)	$(0.09)
Weighted average number of common shares outstanding	29,370	21,874

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(1,987)	$(2,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7	314
Depreciation and amortization	113	46
Change in fair value of outstanding warrants	(1,034)	—
Changes in operating assets and liabilities:
Accounts receivable	(168)	(316)
Inventory	39	(6)
Other current assets	(237)	(189)
Other long-term assets	(884)	—
Accounts payable	(74)	(425)
Accrued expenses	764	(109)
Deferred revenue	108	(76)
Deferred tax liability	13	—

Net cash used in operating activities	(3,340)	(2,773)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(153)

Cash used in investing activities	(46)	(153)
Cash flows from financing activities:
Proceeds from exercises of stock options	87	272
Proceeds from warrant exercises, net of issuance costs	3	9,351
Proceeds from issuance of common stock and warrants, net of issuance costs	8,597	—

Net cash provided by financing activities	8,687	9,623

Net increase in cash and cash equivalents	5,301	6,697
Cash and cash equivalents at beginning of period	7,099	7,447

Cash and cash equivalents at end of period	$12,400	$14,144

Non-cash financing and investing activities:
Deferred compensation from grant of stock options	34	—
Warrants issued in connection with financing	4,069	—
Conversion of Series E preferred stock	—	11
Cashless exercises of warrants	—	3

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc. and Spartan Acquisition Corporation, (the “Company” or “SAFLINK”). The balance sheet at December 31, 2003, has been derived from the Company’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004.

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

	Three months ended
	March 31,

	2004	2003

	(In thousands, except
	per share data)
Net loss	$(1,987)	$(2,012)
Add stock-based employee compensation expense included in reported net loss	7	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,026)	(845)

Pro forma net loss	(3,006)	(2,857)

Basic and diluted loss per common share, as reported	(0.07)	(0.09)
Basic and diluted loss per common share, pro forma	(0.10)	(0.13)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and EITF No. 96-18.

3. Stockholders’ Equity

On February 26, 2004, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue and sell an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. The warrants have a 5-year term, an exercise price of $3.97 per share, and a call feature that the Company could exercise after three years and ten trading days from the date of issuance, provided that the per share market value of the common stock has been equal to or greater than 200% of the warrant price for a period of ten consecutive trading days immediately prior to the date of delivery of the call notice. Per the Registration Rights Agreement, if certain events occur, the Company could pay an amount as liquidated damages to each shareholder equal to 2% for the first thirty day period and 1% per thirty day period thereafter or portion thereof of the stockholder’s initial investment in the shares from the event date until the applicable event is cured. The warrant value as of February 26, 2004 was $4,069,000 based on the estimated value of the warrants using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of three to five years. Due to the Company’s potential obligation to settle the warrants in cash if the terms of the Registration Rights Agreement are not met, the fair value of the warrants have been recorded as a liability rather than an equity award. The Company is required to mark the warrants to market at each reporting period. At March 31, 2004, the warrant value was $3,035,000 using similar assumptions to those used at February 26, 2004, and is included in long-term liabilities.

In connection with this financing, the Company issued placement agent warrants to purchase up to 184,800 shares of the Company’s common stock at $3.97 per share, have a 5-year term, but are not subject to the Registration Rights Agreement. The value of these placement agent warrants was included in financing costs and was estimated at $663,000, using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of five years. Other costs associated with this financing include $644,000 in direct fees paid to various third parties.

During the three months ended March 31, 2004, 1,003 shares of common stock were issued upon exercise of warrants, while 74,579 shares were issued upon the exercise of options.

4. Concentration of Credit Risk and Significant Customers

Two customers accounted for 35% and 29% of the Company’s revenue for the three months ended March 31, 2004, while they also accounted for 32% and 28% of accounts receivable as of March 31, 2004. Two customers accounted for 25% and 21% of the Company’s revenue for the three months ended March 31, 2003, while three customers accounted for 32%, 12%, and 12% of accounts receivable as of March 31, 2003.

5. Comprehensive Loss

For the three months ended March 31, 2004 and 2003, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

6. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and options to purchase shares of common stock were excluded because their effect was anti-dilutive.

Potential common shares outstanding consisted of options and warrants to purchase approximately 12.9 million and 12.0 million shares of common stock at March 31, 2004, and 2003, respectively, and approximately 2.2 million shares of common stock issuable upon conversion of Series E preferred stock as of March 31, 2004, and 2003.

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

The purchase price paid in the acquisition was approximately $3.9 million, which consisted of $500,000 in cash, 1,122,855 shares of the Company’s common stock and $262,000 in direct acquisition fees. The fair value of the common stock issued by the Company upon the acquisition was $2.76 per share, based on the average market price for a period before and after December 29, 2003. ISS and BSG have agreed not to sell the shares of common stock received in the transaction for a period of three years. The Company filed with the Securities and Exchange Commission a registration statement covering the resale of the shares of common stock issued in connection with the transaction.

The Company acquired certain intellectual property, tangible assets and inventory in the transaction. In addition, certain employees of ISS were offered employment with the Company in connection with the acquisition, including Robert L. Turbeville, Jr., a former Senior Vice President for ISS who now leads the new Physical Access Group for the Company. The Company did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

On March 22, 2004, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic (“SSP-Litronic”) and Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK (“Merger Sub”), pursuant to which Merger Sub will merge with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK (the “Merger”). In connection with the execution of the Merger Agreement, certain of SAFLINK’s directors, executive officers and affiliates entered into Stockholder Agreements with SSP-Litronic, and certain of SSP-Litronic’s directors, executive officers and affiliates entered into Stockholder Agreements with SAFLINK.

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

9. Related-party Transactions

During the three months ended March 31, 2004, the Company recognized $231,000 in revenue through transactions with ISS. The Company purchased certain assets from ISS and BSG on December 29, 2003 in a cash and stock transaction (see Note 8). As of March 31, 2004, the Company had $222,000 in accounts receivable from ISS and $8,000 in accounts payable to ISS.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2003 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2004.

This quarterly report on Form 10-Q contains statements and information about management’s view of our future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These forward-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenues, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, and our beliefs and expectations regarding our results of operations and financial position. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this quarterly report on Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2003.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “SAFLINK” refer to SAFLINK Corporation, a Delaware corporation, and its subsidiaries.

Overview

We offer software solutions that protect intellectual property, secure information assets, control access to physical facilities, and eliminate passwords. Our Secure Authentication Framework™ software provides Identity Assurance Management™, allowing administrators to verify the identity of users and control their access to computer networks, physical facilities, applications, event tracking systems, and time and attendance systems. We develop application software and resell hardware and device control software from leading manufacturers of biometric hardware devices. Our products may be used to protect business and personal assets and to replace passwords, keys, and personal identification numbers (PINs) in order to safeguard and simplify access to electronic systems, buildings, and secure areas. Biometric technologies automatically identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access.

The process of identity authentication typically requires that a person present for comparison one or more of the following factors:

  something known such as a password, PIN, or mother’s maiden name;

  something carried such as a token, card, or key; or

  something physical such as fingerprint, iris or voice pattern, signature motion, facial shape or other biological or behavioral characteristic.

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

We are positioning and promoting our Secure Authentication Facility brand in conjunction with selected biometric and other identification technologies currently available in the marketplace including those from:

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

  Identix, Inc. (formerly Visionics Corporation) for facial recognition;

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

Revenue Recognition

We believe a critical accounting policy is revenue recognition and it affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. We derive revenue from license fees for software products, reselling of hardware and fees for services relating to the software products including maintenance services, technology and programming consulting services.

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

Revenue from software license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware and third party software applications. Such revenue is recognized upon delivery of the product, provided that all other conditions of the sale have been met.

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

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We have applied the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company assesses the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors the Company considers important which could trigger an impairment review include the following:

  poor economic performance relative to historical or projected future operating results significant negative industry, economic or company specific trends changes in the manner of its use of the assets or the plans for its business loss of key personnel

If we were to determine that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, we would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill is greater than the implied fair value of reporting unit goodwill, we would record an impairment charge for the difference. Due to the close proximity of the asset purchase and the fiscal year end, there weren’t any factors evident to trigger an impairment of goodwill.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We incurred a net loss of $2.0 million for the three months ended March 31, 2004. This compared to a net loss of $2.0 million for the three months ended March 31, 2003. The net loss for the three months ended March 31, 2004, was offset by a $1,034,000 non-cash gain from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing.

The following discussion presents certain changes in our revenue and operating expenses that have occurred during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three months ended March 31, 2004, and 2003: software, third party hardware and software, and services. Product revenue consists of revenue from sales of licenses to use software produced by us and from the re-sale of hardware and software applications purchased from third parties. Service revenue consists of revenue from post-contract customer support, consulting and integration services, and training. During three months ended March 31, 2004, software license sales were $72,000, sales of hardware and third party software were $392,000, while services were $338,000. During the same period in 2003, software license sales were $180,000, while sales of hardware and services were $90,000 and $327,000, respectively. Total revenue of $802,000 for the three months ended March 31, 2004, increased $205,000, or 34%, from revenue of $597,000 for the three months ended March 31, 2003. This increase was primarily due to increased sales of hardware associated with physical access projects.

Total cost of revenue includes product cost of revenue and service cost of revenue. Product cost of revenue consists of packaging and production costs for our software license sales and cost of hardware and software applications purchased from third parties. Service cost of revenue consists of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended March 31, 2004, cost of revenue from software, hardware and third party software, and services were $1,000, $341,000, and $173,000, respectively. Cost of revenue also included amortization of intangibles of $47,000 for the three months ended March 31, 2004, which was related to the acquisition of certain assets from Information Systems Support, Inc. (“ISS”) and Biometrics Solutions Group, Inc. (“BSG”) on December 29, 2003. During the same period in 2003, cost of revenue from software, hardware and services were $7,000, $48,000 and $84,000, respectively. There was no amortization of intangibles include in cost of revenue for three months ended March 31, 2003. Total cost of revenue for the three months ended March 31, 2004, of $562,000, increased $423,000 from cost of revenue of $139,000 for the same period in 2003. This increase was primarily due to higher revenue in this period when compared to the same period in 2003 as well as the addition of intangible asset amortization to the cost of revenue.

Our gross margins for the three months ended March 31, 2004, and 2003, were 30% and 77%, respectively. This decrease from 2003 to 2004 was primarily due to a higher mix of the lower margin third party hardware sales to software license sales in 2004 compared to the first three months in 2003. Also impacting this decrease were the addition of intangible asset amortization in 2004 and the recognition of $110,000 in the first three months of 2003 for a service contract that expired for which there were no direct costs of revenue.

With the exception of potential impacts from the proposed merger with SSP-Litrionic, we expect our software to hardware product mix and our gross margin percentages to be more in line with historical results.

Operating Expenses

Total operating expenses for the three months ended March 31, 2004, increased $782,000, or 32%, to $3.3 million from $2.5 million for the comparable period in 2003. This increase was primarily due to increased compensation and related benefits ($789,000), increased travel and entertainment expenses ($110,000), increased occupancy costs ($59,000), higher advertising and promotion expenses ($51,000) associated with increased spending on trade shows, and increased expense related to amortization and depreciation ($20,000), telephone and internet ($24,000), and other general costs ($166,000). A portion of these increases were offset by a decrease in legal and professional services ($437,000). The overall increase in operating expense was largely driven by the growth of our direct sales team and expansion of our product development and quality assurance headcount.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2004, as compared to the same period in 2003:

	Changes in Operating Expenses

	(000s)	Percent

Product development	$374	78%
Sales and marketing	394	39
General and administrative	14	1

	$782	32%

Product Development – Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, product management and quality assurance personnel, as well as legal fees associated with our intellectual property. Product development expenses increased $374,000 during the three months ended March 31, 2004, compared to the same period in 2003. This increase was primarily due to increased headcount and facility addition in connection with our purchase of certain assets from ISS and BSG. This overall increase in product development expenses consisted of increases in the following functional categories: compensation and benefits ($281,000), occupancy ($30,000), travel and lodging ($33,000), and a net increase in other general costs ($30,000).

With the exception of potential cost impacts from the proposed merger with SSP-Litrionic, we expect that our product development expenses will remain relatively constant in the near term, unless we increase our product revenues substantially, in which case additional personnel may be required to expand the capabilities of our product offerings.

Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses increased $394,000 during the three months ended March 31, 2004, compared to the same period in 2003. This increase was primarily due to increased headcount associated with the build-out of our direct sales team, travel and lodging, consulting fees and marketing activities, such as trade shows and public relations. This overall increase in sales and marketing expenses consisted of increases in the following functional categories: compensation and benefits ($436,000), travel and lodging ($63,000), advertising and promotion ($49,000), and a net increase in other general expenses ($57,000), offset by a decrease in professional services ($211,000), which primarily consisted of recruiting fees and consulting.

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

General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased $14,000, during the three months ended March 31, 2004, compared to the same period in 2003. This increase consisted primarily of increases in the following functional categories: compensation and benefits ($72,000), travel and lodging ($14,000), occupancy ($29,000), and a net increase in insurance and other general expenses ($124,000), offset by a decrease in legal and professional services ($225,000), which include legal and accounting fees, and non-cash amortization associated with warrants provided to certain service providers.

With the exception of potential cost impacts from the proposed merger with SSP-Litrionic, we do not anticipate adding any significant headcount or other costs to the general and administrative area. Thus, our expenses should remain relatively consistent with recent results, with the exception of potential increases in Sarbanes-Oxley costs.

Interest expense

Interest expense for the three months ended March 31, 2004, was $1,000 compared to $0 for the same period in 2003. Interest expense during 2004 consisted of interest accrued from the financing of certain insurance policies over a nine month period.

Other income

Other income for the three months ended March 31, 2004, was $15,000 compared to $10,000 for the same period in 2003. Other income primarily consisted of interest earned on cash and money market balances, and the increase was due to higher effective interest rates during the first three months of 2004 compared to the same period in 2003.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three months ended March 31, 2004, was a gain of $1,034,000. This non-cash gain comes from marking to market the warrants issued in connection with the February 2004 financing, and represents the change in estimated value between the initial grant date, February 26, 2004, and the last day of the reporting period, March 31, 2004. This value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. There was no such adjustment during the comparable period in 2003.

Income tax provision

We recorded an income tax provision of $13,000 for the three months ended March 31, 2004. This represents the income tax effect of goodwill amortization created by the purchase of certain assets from ISS and BSG. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the Goodwill amortization deductible for tax purposes was 36%. There was no tax provision or benefit recorded during the comparable period in 2003.

Liquidity and Capital Resources

We financed our operations during the three months ended March 31, 2004, primarily from our working capital. As of March 31, 2004, our principal source of liquidity largely consisted of $12.4 million of cash. We do not have a bank line of credit of other credit facility available to finance our operations.

We expended $3.3 million in operating activities during the first three months of 2004, compared to $2.8 million for the same period in 2003. The net loss of $2.0 million for the three months ended March 31, 2004, which was reduced by a non-cash warrant valuation gain of $1.0 million, represents the majority of the cash used in operations. Significant adjustments to the net loss were increases of $884,000, $764,000, and $237,000 in other long-term assets, accrued expenses, and other current assets, respectively, and an increase of $168,000 in accounts receivable.

We used $46,000 in investing activities during the three months ended March 31, 2004, related to the purchases of equipment and software to support our increased headcount and to increase operating efficiency, compared to $153,000 for the same period in 2003.

Net cash provided from financing activities was $8.7 million in the first three months of 2004, compared to $9.6 million during the same period in 2003. During the first three months of 2004, we received $8.6 million in net proceeds in connection with the February 2004 financing. We also received $90,000 in exercises of warrants and options to purchase our common stock. During the first three months of 2003, cash provided by financing activities included $9.4 million in net proceeds for various warrant exercises and $272,000 from stock option exercises.

Cash and working capital as of March 31, 2004 were $12.4 million and $11.6 million, compared to $7.1 million and $6.7 million as of December 31, 2003, respectively. The increase in our cash and working capital as of March 31, 2004, compared to December 31, 2003, was primarily due to the net proceeds of $8.6 million from our February 2004 financing.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through March 31, 2004, and as of March 31, 2004, we had an accumulated deficit of $98.0 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

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

As a result of the financing in February 2004, we believe we have sufficient funds to complete the transaction with SSP-Litronic and to continue our operations beyond the first quarter of 2005, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. Further, the acquisition of SSP-Litronic, as contemplated by the merger agreement, will likely result in significant charges to earnings for merger and related expenses (whether or not our efforts are successful), and, if completed, would result in the issuance to the security holders of SSP-Litronic of our equity securities representing approximately 49% of the combined company’s outstanding fully-converted shares, if the respective capital structures of each company remain unchanged. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. In addition, if we are required to pay SSP-Litronic a termination fee, we may need to seek additional funds. We may not be able to secure such additional financing on favorable terms, or at all. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-Q.

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

We have accumulated net losses of approximately $98.0 million from our inception through March 31, 2004. We have continued to accumulate losses after March 31, 2004, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or cease our operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of May 3, 2004, 31,339,267 shares of our common stock were outstanding, and there were approximately 15.1 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants and preferred stock. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. Of these options and warrants, approximately 4.0 million have exercise prices below the recent market price of $2.56 (as of May 3, 2004). As of May 3, 2004, options to acquire 5.3 million shares of our common stock were outstanding and our existing stock option plan had approximately 2.3 million shares available for issuance.

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

As of May 3, 2004, 15,166 shares of our Series E preferred stock were outstanding. These shares of preferred stock are convertible into approximately 2.2 million shares of our common stock. On June 5, 2004, all outstanding shares of our Series E preferred stock will automatically convert into shares of common stock, and the Series E preferred stock will cease to exist. The conversion of our Series E preferred stock will cause dilution to our existing common stockholders.

Because they own in excess of 50% of our company, three investors could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

Three of our investors beneficially own in excess of 50% of our outstanding common stock. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, as of May 3, 2004, these investors beneficially own warrants to purchase an additional 729,671 shares of our common stock. If these investors exercised their warrants in full, they would own approximately 51% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

  customers’ perception of the benefits of biometric solutions;

  public perceptions of the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

  public perceptions regarding the confidentiality of private information;

  customers’ satisfaction with our products and services; and

  marketing efforts and publicity regarding our products and services.

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

  incurrence of debt;

  assumption of unknown liabilities;

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

  unanticipated costs;

  diversion of management’s attention from our core business;

  adverse effects on existing business relationships with customers;

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

  the possibility that the merger may not close;

  the failure of the combined company to retain key employees;

  the failure of the combined company to manage the cost of integrating the businesses of SAFLINK and SSP-Litronic;

  problems in connection with the integration of the acquired business;

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

Two customers accounted for 35% and 29% of our revenue for the three months ended March 31, 2004. One customer (Eli Lilly & Company) accounted for 39% of our entire 2003 revenue. As a result of this concentration of sales to a limited number of customers, our sales have experienced wide fluctuations, and may continue to experience wide fluctuations in the future. These sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

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

Provisions in our Certificate of Incorporation may prevent or adversely impact the value of a takeover of our company even if a takeover would be beneficial to stockholders.

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

  reduced demand for our products and services;

  price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

  changes in the mix of products and services we or our distributors sell;

  contract cancellations, delays or amendments by government agency customers;

  the lack of government demand for our products and services or the lack of government funds appropriated to purchase our products and services;

  unforeseen legal expenses, including litigation costs;

  expenses related to acquisitions;

  other non-recurring financial charges;

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

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation could have a severe negative impact on our financial results and stock price. We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary knowhow may otherwise become known to or be independently discovered by others.

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

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On February 26, 2004, we issued 3,080,000 shares of our common stock and warrants to purchase up to 1,232,000 shares of our common stock in a private placement. In connection with this financing, we issued warrants to purchase up to 184,800 shares of our common stock to placement agents. We relied on Regulation D and Section 4(2) of the Securities Act of 1933 for an exemption from registration for this transaction. In April 2004, we filed a registration statement on Form S-3 which will, when declared effective, register the resale of the shares issued in connection with the February 2004 financing.

During the three months ended March 31, 2004, we issued an aggregate of approximately 1,000 shares of common stock upon the exercise placement agent warrants associated with previous financings. We relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration for these transactions.

Options to purchase shares of common stock exercised by employees during the three months ended March 31, 2004 resulted in the issuance of approximately 75,000 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 22, 2004, by and among SAFLINK Corporation, Spartan
Acquisition Corporation, and SSP Solutions, Inc., (Incorporated by reference to our Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on March 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On May 13, 2004, 2004, we furnished a current report on Form 8-K regarding our announcement of our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: May 17, 2004	By:	/s/ JON C. ENGMAN

Jon C. Engman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

24

Exhibit Index

2.1	Agreement and Plan of Merger and Reorganization, dated as of March 22, 2004, by and among SAFLINK Corporation, Spartan
Acquisition Corporation, and SSP Solutions, Inc., (Incorporated by reference to our Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on March 23, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002