Form 10-Q
period 2004-06-30
SAFLINK CORP
filed 2004-08-16
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 78,449,126 shares of SAFLINK Corporation’s common stock outstanding as of August 6, 2004.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$8,176	$7,099
Accounts receivable, net	661	610
Inventory	252	295
Other current assets	907	454

Total current assets	9,996	8,458
Furniture and equipment, net	813	622
Other long-term assets	1,230	—
Intangible assets, net	1,489	1,610
Goodwill	2,158	2,158

Total assets	$15,686	$12,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$785	$547
Accrued expenses	1,146	1,087
Deferred revenue	164	113

Total current liabilities	2,095	1,747
Long-term liability — warrants	2,232	—
Deferred tax liability	26	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	338	281
Deferred stock-based compensation	(773)	—
Additional paid-in capital	112,126	106,805
Accumulated deficit	(100,358)	(95,985)

Total stockholders’ equity	11,333	11,101

Total liabilities and stockholders’ equity	$15,686	$12,848

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Product (including sales to related party of $0 and $196 for the three and six months ended June 30, 2004)	$484	$87	$948	$357
Service (including sales to related party of $0 and $35 for the three and six months ended June 30, 2004)	434	80	772	407

Total revenue	918	167	1,720	764
Cost of revenue:
Product	260	36	602	91
Service	280	79	453	163
Amortization of intangibles	47	—	94	—

Total cost of revenue	587	115	1,149	254

Gross profit	331	52	571	510

Operating expenses:
Product development	855	705	1,710	1,186
Sales and marketing	1,469	1,482	2,866	2,485
General and administrative	1,202	1,251	2,212	2,247

Total operating expenses	3,526	3,438	6,788	5,918

Operating loss	(3,195)	(3,386)	(6,217)	(5,408)

Interest expense	—	(5)	(1)	(5)
Other income	19	21	34	31
Change in fair value of outstanding warrants	803	—	1,837	—

Loss before income taxes	(2,373)	(3,370)	(4,347)	(5,382)
Income tax provision	13	—	26	—

Net loss	$(2,386)	$(3,370)	$(4,373)	$(5,382)

Basic and diluted net loss per common share:	$(0.07)	$(0.13)	$(0.14)	$(0.22)
Weighted average number of common shares outstanding	31,935	26,074	30,652	23,986

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,373)	$(5,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19	555
Depreciation and amortization	236	94
Change in fair value of outstanding warrants	(1,837)	—
Change in deferred tax liability	26	—
Changes in operating assets and liabilities:
Accounts receivable	(51)	(97)
Inventory	43	(93)
Other current assets	(453)	(295)
Other long-term assets	(1,230)	—
Accounts payable	238	(310)
Accrued expenses	59	(18)
Deferred revenue	51	(83)

Net cash used in operating activities	(7,272)	(5,629)
Cash flows from investing activities:
Purchases of property and equipment	(306)	(458)

Cash used in investing activities	(306)	(458)
Cash flows from financing activities:
Proceeds from exercises of stock options	103	1,327
Proceeds from warrant exercises, net of issuance costs	3	9,492
Proceeds from issuance of common stock and warrants, net of issuance costs	8,549	—

Net cash provided by financing activities	8,655	10,819

Net increase in cash and cash equivalents	1,077	4,732
Cash and cash equivalents at beginning of period	7,099	7,447

Cash and cash equivalents at end of period	$8,176	$12,179

Non-cash financing and investing activities:
Deferred compensation from grant of stock purchase rights and options	$792	$—
Warrants issued in connection with financing	4,069	—
Conversion of Series E preferred stock	22	12
Cashless exercises of warrants	—	3

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc. and Litronic, Inc., (the “Company” or “SAFLINK”). The balance sheet at December 31, 2003, has been derived from the Company’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004.

The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

2. Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss	$(2,386)	$(3,370)	$(4,373)	$(5,382)
Add stock-based employee compensation expense included in reported net loss	12	15	19	15
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(921)	(1,539)	(1,947)	(2,384)

Pro forma net loss	$(3,295)	$(4,894)	$(6,301)	$(7,751)

Basic and diluted loss per common share, as reported	$(0.07)	$(0.13)	$(0.14)	$(0.22)
Basic and diluted loss per common share, pro forma	$(0.10)	$(0.19)	$(0.21)	$(0.32)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.”

3. Stockholders’ Equity

On February 26, 2004, the Company entered into a Common Stock Purchase Agreement and Registration Rights Agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue and sell an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. The warrants have a 5-year term, an exercise price of $3.97 per share, and a call feature that the Company is entitled to exercise after three years and ten trading days from the date of issuance, provided that the per share market value of the common stock has been equal to or greater than 200% of the warrant price for a period of ten consecutive trading days immediately prior to the date of delivery of the call notice. Per the Registration Rights Agreement, if the registration statement ceases to be effective prior to its expiration date of February 26, 2007, or if the Company’s common stock is suspended or delisted from both the Nasdaq SmallCap Market and the OTC Bulletin Board for any reason for more than five business days, the Company may be required to pay an amount as liquidated damages to each stockholder equal to 2% for the first thirty day period and 1% per thirty day period thereafter or portion thereof of the stockholder’s initial investment in the shares from the event date until the applicable event is cured. The warrant value as of February 26, 2004 was $4,069,000 based on the estimated value of the warrants using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of three to five years. Due to the Company’s potential obligation to settle the warrants in cash if the terms of the Registration Rights Agreement are not met, the fair value of the warrants have been recorded as a liability rather than an equity award. The Company is required to mark the warrants to market at each reporting period. At June 30, 2004, the warrant value was $2,232,000 using similar assumptions to those used at February 26, 2004, and is included in long-term liabilities.

In connection with this financing, the Company issued placement agent warrants to purchase up to 184,800 shares of the Company’s common stock at $3.97 per share. The warrants have a 5-year term but are not subject to the Registration Rights Agreement. The value of these placement agent warrants was included in financing costs and was estimated at $663,000, based on the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of five years. Other costs associated with this financing include $691,000 in direct fees paid to various third parties.

On June 5, 2004, due to provisions in the Company’s Series E preferred stock, all outstanding shares of Series E preferred stock automatically converted into shares of the Company’s common stock. As of June 4, 2004, there were 15,166 shares of Series E preferred stock outstanding which converted into 2,166,576 shares of the Company’s common stock on June 5, 2004.

On June 23, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Glenn Argenbright, the Company’s Chief Executive Officer, to acquire 301,928 shares of the Company’s common stock. The stock purchase right was exercised on June 23, 2004 through past service rendered and the shares are subject to a three-year cliff vesting schedule and vest completely on June 23, 2007. In the event that Mr. Argenbright’s service is terminated for any reason or no reason, with or without cause, any unvested shares will be forfeited and reacquired by the Company. The Company valued the grant using the Company’s closing stock price of $2.51 on June 23, 2004, multiplied by the number of shares granted, resulting in a total value of $758,000, which is classified as deferred compensation and will be amortized straight-line over the three-year vesting period. Deferred compensation amortization related to this grant during the three months ended June 30, 2004, was $5,000. During the three months ended June 30, 2004, 1,815 shares of the Company’s common stock were issued upon exercise of warrants, while 13,480 shares of common stock were issued upon the exercise of employee options.

4. Concentration of Credit Risk and Significant Customers

Two customers accounted for 19% and 16% of the Company’s revenue for the six months ended June 30, 2004, respectively, while two customers accounted for 15% and 14% of the Company’s revenue for the three months ended June 30, 2004, respectively. Three customers accounted for 20%, 11% and 11% of accounts receivable as of June 30, 2004, respectively. For the six months ended June 30, 2003, two customers accounted for 23% and 17% of the Company’s revenue, respectively, while two customers accounted for 14% and 11% of the Company’s revenue for the three months ended June 30, 2003, respectively. Two customers accounted for 38% and 14% of accounts receivable as of June 30, 2003, respectively.

5. Comprehensive Loss

For the three and six months ended June 30, 2004, and 2003, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

6. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options and warrants and convertible preferred stock. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All outstanding warrants and options to purchase shares of common stock were excluded as their effect was anti-dilutive.

Potential common shares outstanding consisted of options and warrants to purchase 13.4 million and 11.4 million shares of common stock at June 30, 2004, and 2003, respectively, and zero and 2.2 million shares of common stock issuable upon conversion of Series E preferred stock as of June 30, 2004, and 2003.

7. Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Under this definition, the Company operated, for all periods presented, as a single segment.

8. Business Combinations

Asset Purchase from BSG and ISS

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

The purchase price paid in the acquisition was approximately $3.9 million, which consisted of $500,000 in cash, 1,122,855 shares of the Company’s common stock and $262,000 in direct acquisition fees. The fair value of the common stock issued by the Company upon the acquisition was $2.76 per share, based on the average market price for a period before and after December 29, 2003. ISS and BSG have agreed not to sell the shares of common stock received in the transaction for a period of three years. The Company filed with the Securities and Exchange Commission a registration statement, on Form S-3, which became effective on May 20, 2004, covering the resale of the shares of common stock issued in connection with the transaction. The accounting for the purchase price allocation is now final and there were no adjustments made after December 31, 2003.

The Company acquired certain intellectual property, tangible assets and inventory in the transaction. In addition, certain employees of ISS were offered employment with the Company in connection with the acquisition, including Robert L. Turbeville, Jr., a former Senior Vice President for ISS, who now leads the Enterprise Solutions Group for the Company. The Company did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

Amortization expense related to this purchase for the three and six months ended June 30, 2004, was approximately $61,000 and $121,000, respectively. Based on identified intangible assets recorded as of June 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the last six months of 2004 and the five subsequent years is expected to be approximately as follows (in thousands):

Remainder of 2004	$121
2005	242
2006	188
2007	188
2008	188
2009	188
2010	188

SSP-Litronic Merger

On March 22, 2004, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic (“SSP-Litronic”) and Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK (“Spartan”). In connection with the execution of the Merger Agreement, certain of SAFLINK’s directors, executive officers and affiliates entered into Stockholder Agreements with SSP-Litronic, and certain of SSP-Litronic’s directors, executive officers and affiliates entered into Stockholder Agreements with SAFLINK.

On August 6, 2004, the Company completed the merger transaction with SSP-Litronic. Pursuant to the terms of the Merger Agreement, each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of the Company’s common stock, for total merger consideration of approximately 40 million shares of the Company’s common stock. Also pursuant to the Merger Agreement, the Company assumed each SSP-Litronic option, warrant and convertible promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now, as a result of the completion of merger, exercisable for or convertible into shares of the Company’s common stock, with appropriate adjustments to reflect the merger. See Note 10 for more details.

9. Related-party Transactions

During the three months ended June 30, 2004, ISS was no longer considered a related-party. For the six months ended June 30, 2004, the Company recognized $231,000 in revenue through related-party sales to ISS. The Company purchased certain assets from ISS and BSG on December 29, 2003 in a cash and common stock transaction (see Note 8).

10. Subsequent Events

Warrant Amendments and Exercises

On July 20, 2004, certain holders of outstanding warrants to purchase shares of the Company’s common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in gross proceeds of approximately $11.2 million. In order to encourage early exercise of the warrants by the warrant holders, the Company agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. All other material terms of the warrants, including the number of shares issuable upon exercise of the warrants and their expiration date, remained unchanged. The proceeds from the warrant exercises were held in a third-party escrow account and, upon closing of the merger on August 6, 2004, the funds were released to the Company and the Company issued the shares of common stock to the warrant holders. The accounting for this transaction and its potential impact on the Company’s financial statements is still being evaluated.

SSP-Litronic Merger

On August 6, 2004, pursuant to an Agreement and Plan of Merger and Reorganization, dated as of March 22, 2004, by and among SAFLINK Corporation, a Delaware corporation, Spartan Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of SAFLINK, and SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic, Spartan was merged with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK. The effective time of the merger was 5:00 p.m. Eastern time on August 6, 2004, following filing of the certificate of merger with the Secretary of State of the State of Delaware. Pursuant to the terms of the merger agreement, SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK common stock. SAFLINK is required to issue approximately 40,137,148 shares of its common stock in exchange for the outstanding shares of SSP-Litronic common stock. Immediately following the effective time of the merger, there were 78,449,126 shares of SAFLINK’s common stock outstanding.

Pursuant to the merger agreement, SAFLINK assumed each option, warrant and promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now exercisable for or convertible into shares of SAFLINK common stock, with appropriate adjustments to reflect the merger. The approximate number of shares now exercisable for or convertible into shares of SAFLINK common stock assumed in connection with the merger include 2.4 million shares issuable upon exercise of options, 890,000 shares issuable upon exercise of warrants, and 816,000 shares issuable upon conversion of convertible promissory notes. As a result of the merger, the former security holders of SSP-Litronic now own approximately 48% of SAFLINK’s common stock, and the security holders of SAFLINK immediately prior to the merger now own approximately 52% of SAFLINK’s common stock, calculated on a fully-diluted basis assuming the exercise and conversion of all outstanding options, warrants and promissory notes exercisable for and convertible into shares of SAFLINK common stock.

Immediately following the effective time of the merger, SAFLINK’s board of directors was reconstituted to consist of the following six directors: Glenn L. Argenbright, Gordon E. Fornell, Richard P. Kiphart, Steven M. Oyer, Kris Shah and Marvin J. Winkler. More complete biographical information concerning each of these directors is set forth in SAFLINK’s joint proxy statement/prospectus, filed with the Securities and Exchange Commission on July 6, 2004, under the caption “Management of SAFLINK After the Merger.”

SAFLINK prepared and filed with the Securities and Exchange Commission a registration statement on Form S-4, which became effective on June 28, 2004, with respect to the shares of SAFLINK common stock issued in the merger. In addition, on August 13, 2004, SAFLINK filed with the SEC a registration statement on Form S-8 with respect to the shares of SAFLINK common stock issuable upon exercise of the assumed options held by current employees and consultants of SSP-Litronic. SAFLINK also intends to register with the SEC on Form S-3 the resale of the shares of SAFLINK common stock issuable upon exercise or conversion of warrants, promissory notes, and certain other options assumed by SAFLINK in the merger.

On August 9, 2004, SSP-Litronic, a wholly-owned subsidiary of SAFLINK, changed its name to “Litronic, Inc.” following the filing of an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware.

Litronic is a global provider of digital identity management and information assurance products for the government and enterprise markets. By facilitating the deployment, management, and use of digital certificates and smart cards, Litronic’s products provide strong authentication solutions to protect valuable information as it is transmitted electronically. The Company believes its merger with Litronic will help it to broaden its customer base and will enable it to offer an integrated smart card plus biometric solution to the government and commercial sectors.

The acquisition will be recorded under the purchase method of accounting in the third quarter of 2004, and SAFLINK is deemed to be the acquirer. The purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed. The Company is in the process of valuing the assets acquired and liabilities assumed, which will enable it to determine purchase price allocations including amounts assigned to identifiable intangible assets and goodwill. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment. The purchase price allocation will be performed in the third quarter of 2004.

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

This quarterly report on Form 10-Q contains statements and information about management’s view of our future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

Merger with SSP Solutions, Inc.

On August 6, 2004, we completed our merger transaction with SSP Solutions, Inc., dba SSP-Litronic, following which SSP-Litronic became a wholly-owned subsidiary of SAFLINK. In the merger, we acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of our common stock. We issued approximately 40,137,148 shares of our common stock in exchange for the outstanding shares of SSP-Litronic common stock. Immediately following the effective time of the merger, there were 78,449,126 shares of our common stock outstanding.

In connection with the merger, we assumed each option, warrant and promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now exercisable for or convertible into shares of our common stock, with appropriate adjustments to reflect the merger. As a result of the merger, the former security holders of SSP-Litronic now own approximately 48% of our common stock and the security holders of SAFLINK immediately prior to the merger now own approximately 52% of our common stock, calculated on a fully-diluted basis assuming the exercise and conversion of all outstanding options, warrants and promissory notes exercisable for and convertible into shares of our common stock. We filed with the Securities and Exchange Commission a registration statement on Form S-4, which became effective on June 28, 2004, with respect to the shares of our common stock issued in the merger. In addition, we filed with the SEC a registration statement on Form S-8 on August 13, 2004, to register the shares of our common stock issuable upon exercise of the assumed options held by current employees and consultants of SSP-Litronic. We also intend to register with the SEC on Form S-3 the resale of the shares of our common stock issuable upon exercise or conversion of warrants, promissory notes, and certain other options assumed by us in the merger.

Immediately following the effective time of the merger, our board of directors was reconstituted to consist of the following six directors: Glenn L. Argenbright, Gordon E. Fornell, Richard P. Kiphart, Steven M. Oyer, Kris Shah and Marvin J. Winkler. In addition, on August 9, 2004, SSP-Litronic, changed its name to “Litronic, Inc.” following the filing of an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware.

Litronic is a global provider of digital identity management and information assurance products for the government and enterprise markets. By facilitating the deployment, management, and use of digital certificates and smart cards, Litronic’s products provide strong authentication solutions to protect valuable information as it is transmitted electronically. We believe that our merger with Litronic will help us to broaden our customer base and will enable us to be able to offer an integrated smart card plus biometric solution to the government and commercial sectors.

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

Revenue Recognition

We believe a critical accounting policy is revenue recognition and it affects the more significant judgments and estimates used in the preparation of our consolidated financial statements. We derive revenue from license fees for software products, reselling of hardware and third-party software, and fees for services relating to the software products including maintenance services, technology and programming consulting services.

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

We recognize revenue from software license fees upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, we recognize revenue from these arrangements upon customer acceptance of permanent license rights. If our software is sold through a reseller, we recognize revenue when the reseller delivers its product to the end-user or if there are non-refundable minimum guaranteed fees upon delivery to the reseller. We also act as a reseller of hardware and third party software applications. We recognize such revenue upon delivery of the product, provided that all other conditions of the sale have been met.

Service revenue includes payments under support and upgrade contracts and fees from consulting. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue is primarily related to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. We recognize fees from consulting as services are performed. If a transaction includes both license and service elements, we recognize license fees separately upon delivery of this software, provided services do not include significant customization or modification of the software product, and the licenses are not subject to acceptance criteria.

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

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important which could trigger an impairment review include the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of its use of the assets or the plans for its business; and

•	loss of key personnel.

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

Valuation of Warrant Liability

The warrant liability represents our potential obligation to settle certain warrants in cash if, per the related registration rights agreement, the registration statement ceases to be effective prior to its expiration date of February 26, 2007 or if the Company’s common stock is suspended or delisted from both the Nasdaq SmallCap Market and the OTC Bulletin Board for any reason for more than five business days. Pursuant to that potential obligation, the fair value of the warrants has been recorded as a liability.

We estimate the fair value of the warrants using the Black-Scholes model which incorporates the following variables; the fair market value of our common stock, an expected dividend yield, a risk-free interest rate, volatility of our common stock and an expected life related to the remaining life of the warrants. At each reporting period, we mark the warrants to market, utilizing the fair value of our common stock at the end of each reporting period. As long as the warrants are outstanding, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. This fluctuation will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We incurred net losses of $2.4 million and $4.4 million for the three and six months ended June 30, 2004, respectively. This compared to net losses of $3.4 million and $5.4 for the three and six months ended June 30, 2003, respectively. The net losses for the three and six months ended June 30, 2004, included non-cash gains of $803,000 and $1.8 million, respectively, from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three and six months ended June 30, 2004, and 2003: software, third party hardware and software, and services. Product revenue consisted of revenue from sales of licenses to use software produced by us and from the re-sale of hardware and software applications purchased from third parties. Service revenue consisted of revenue from post-contract customer support, consulting and integration services, and training. During the three months ended June 30, 2004, software license sales were $135,000, sales of hardware and third party software were $349,000, while service revenue was $434,000. During the same period in 2003, software license sales were $40,000, while sales of hardware and services were $47,000 and $80,000, respectively. Total revenue of $918,000 for the three months ended June 30, 2004, increased $751,000, or 450%, from revenue of $167,000 for the three months ended June 30, 2003. The increase in service revenue was primarily due to an increased number of revenue projects being worked on, while an increase in the number of closed opportunities caused the higher software and hardware sales. These factors can be attributed to the build out of a direct sales team in 2003 and a growing market acceptance of biometrics and security-related solutions. Revenue of $1.7 million for the six months ended June 30, 2004, increased $956,000, or 125%, from revenue of $764,000 for the six months ended June 30, 2003. This increase for the six months can also be attributed to the increase in direct sales headcount when compared to the same period in 2003.

With the closing of our merger with SSP-Litronic on August 6, 2004, we expect that our revenues will increase significantly as we begin to operate as a consolidated entity.

Total cost of revenue included product cost of revenue and service cost of revenue. Product cost of revenue consisted of packaging and production costs for our software license sales and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended June 30, 2004, cost of revenue from software, hardware and third party software, and services were $1,000, $259,000 and $280,000, respectively. Cost of revenue also included amortization of intangibles of $47,000 for the three months ended June 30, 2004, which was related to the acquisition of certain assets from Information Systems Support, Inc. and Biometrics Solutions Group, Inc. on December 29, 2003. During the same period in 2003, cost of revenue from software, hardware and services were $3,000, $33,000 and $79,000, respectively. There was no amortization of intangibles included in cost of revenue for three months ended June 30, 2003. Total cost of revenue for the three months ended June 30, 2004, of $587,000, increased $472,000, or 410%, from cost of revenue of $115,000 for the same period in 2003. This increase was primarily due to higher revenue in this period when compared to the same period in 2003 as well as the addition of intangible asset amortization to the cost of revenue. Total cost of revenue of $1.1 million for the six months ended June 30, 2004, increased $895,000, or 352%, from $254,000 during the same period in 2003. This increase can be attributed to the significantly higher revenue during the first six months in 2004 when compared to the same period in 2003, as well as the added intangible asset amortization.

Our gross margins for the three months ended June 30, 2004, and 2003, were 36% and 31%, respectively. This increase from 2003 to 2004 was primarily due to an increase in service revenue gross margin due to being engaged in more profitable projects when compared to 2003. Gross margins for the six months ended June 30, 2004, and 2003, were 33% and 67%, respectively. This decrease was primarily due to the addition of intangible asset amortization in 2004 and the recognition of $110,000 during the first three months of 2003 for a service contract that expired for which there were no direct costs of revenue.

With the closing of our merger with SSP-Litronic on August 6, 2004, our future gross margin results will be dependant upon revenue levels as a large proportion of cost of revenue will be made up amortization of intangible assets related to the merger.

Operating Expenses

Total operating expenses for the three months ended June 30, 2004, increased $88,000, or 3%, to $3.5 million from $3.4 million for the comparable period in 2003. This increase was primarily due to increased compensation and related benefits ($211,000), slightly increased travel and entertainment expenses ($9,000), increased occupancy costs ($60,000), and increased expense related to amortization and depreciation ($29,000), telephone and internet ($13,000), and other general costs ($197,000), which includes increases in insurance and the training and education of our sales personnel. A portion of these increases were offset by a decrease and advertising and promotion ($43,000) and a decrease in legal and professional services ($388,000), which include significant decreases in non-cash amortization of professional service arrangements and recruiting fees. The overall increase in operating expense was largely driven by the growth of our direct sales team and expansion of our product development and quality assurance headcount during the last twelve months, as well as the added headcount and facility expense in connection with our acquisition of assets from ISS and BSG.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2004, as compared to the same periods in 2003 (in thousands):

	Three months		Six Months
	$	Percent	$	Percent
Product development	$150	21%	$524	44%
Sales and marketing	(13)	(1)	381	15
General and administrative	(49)	(4)	(35)	(2)

	$88	3%	$870	15%

Product Development – Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, product management and quality assurance personnel, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $150,000 during the three months ended June 30, 2004, compared to the same period in 2003. This increase was primarily due to increased headcount and facility costs in connection with our purchase of certain assets from ISS and BSG. This overall net increase in product development expenses consisted of increases in the following functional categories: compensation and benefits ($89,000), occupancy ($35,000), travel and lodging ($39,000), and a net increase in other general costs ($19,000), offset by a decrease in legal and professional services ($32,000).

For the six months ended June 30, 2004 product development expenses increased $524,000 compared to the same period in 2003. This increase was primarily due to increases in headcount, related to the acquisition of assets from BSG and ISS, related benefits, travel expenses and occupancy costs.

With the closing of our merger with SSP-Litronic on August 6, 2004, we expect that our product development expenses will increase significantly with the increased headcount and facilities costs in connection with the merger.

Sales and Marketing – Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses decreased $13,000 during the three months ended June 30, 2004, compared to the same period in 2003. This decrease was primarily due to decreased spending on advertising and promotion and the absence of recruitment fees that were incurred while building out a direct sales team in 2003. This overall net decrease in sales and marketing expenses consisted of increases in the following functional categories: compensation and benefits ($48,000), occupancy ($34,000), and a net increase in other general expenses ($99,000), offset by decreases in travel and lodging ($28,000), advertising and promotion ($43,000), and professional services ($123,000), which primarily consisted of recruiting fees.

For the six months ended June 30, 2004, sales and marketing expenses increased $381,000 compared to the same period in 2003. This increase was primarily due to increases in headcount and related benefits associated with the build out of our direct sales team and increased commissions.

With the closing of our merger with SSP-Litronic on August 6, 2004, we expect that our sales and marketing expenses will increase significantly with the increased headcount and facilities costs in connection with the merger. Commissions are a variable cost that will fluctuate with revenue and could substantially impact the operating expense results of sales and marketing.

General and Administrative – General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses decreased $49,000, during the three months ended June 30, 2004, compared to the same period in 2003. This net decrease consisted primarily of a decrease in legal and professional services ($233,000), which include legal and accounting fees, and non-cash amortization associated with warrants provided to certain service providers, offset by increases in the following functional categories: compensation and benefits ($74,000), depreciation and amortization ($28,000), and a net increase in insurance and other general expenses ($82,000).

For the six months ended June 30, 2004 general and administrative expenses decreased $35,000 compared to the same period in 2003. This decrease was primarily due to a decrease in legal and professional services offset by increases in headcount and related benefits.

With the closing of our merger with SSP-Litronic on August 6, 2004, we expect that our general and administrative expenses will increase significantly with the increased headcount and facilities costs in connection with the merger. In addition, we expect to incur increased spending on professional services, consulting and travel as we work to integrate the two companies and comply with certain provisions of the Sarbanes-Oxley Act.

Interest expense

Interest expense for the three and six months ended June 30, 2004, was $0 and $1,000, respectively, compared to $5,000 and $5,000, respectively, for the same periods in 2003. Interest expense during 2003 and 2004 consisted of interest accrued from the financing of certain insurance policies over a nine month period.

Other income

Other income for the three and six months ended June 30, 2004, was $19,000 and $34,000, respectively, compared to $21,000 and $31,000, respectively, for the same period in 2003. Other income primarily consisted of interest earned on cash and money market balances.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three and six months ended June 30, 2004, was a gain of $803,000 and $1.8 million. The non-cash gain for the three months ended June 30, 2004, comes from marking to market the warrants issued in connection with our February 2004 financing, and represents the change in estimated value between the last day of the previous reporting period, March 31, 2004, and the last day of the current reporting period, June 30, 2004. As long as the warrants are outstanding and assuming there are no amendments to the related contract provisions, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. This fluctuation will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. There was no such adjustment during the comparable period in 2003.

Income tax provision

We recorded an income tax provision of $13,000 for the three months ended June 30, 2004, and have recorded a total of $26,000 in income tax provision for the six months ended June 30, 2004. This represents the income tax effect of goodwill amortization created by the purchase of certain assets from ISS and BSG. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the goodwill amortization deductible for tax purposes was 36%. There was no tax provision or benefit recorded during the comparable periods in 2003.

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2004, primarily from our working capital. As of June 30, 2004, our principal source of liquidity largely consisted of $8.2 million of cash. We do not have a bank line of credit or other credit facility available to finance our operations.

We expended $7.3 million in operating activities during the first six months of 2004, compared to $5.6 million for the same period in 2003. The net loss of $4.4 million for the six months ended June 30, 2004, which was reduced by a non-cash warrant valuation gain of $1.8 million, represents the majority of the cash used in operations. Significant adjustments to the net loss were increases of $1,230,000 and $453,000 in other long-term assets and other current assets, respectively, and an increase of $238,000 in accounts payable. The increase in other long-term assets consisted of direct costs related to the SSP-Litronic merger.

We used $306,000 in investing activities during the six months ended June 30, 2004, related to the purchases of furniture, equipment and software to support our increased headcount and to increase operating efficiency, compared to $458,000 for the same period in 2003.

Net cash provided from financing activities was $8.7 million in the first six months of 2004, compared to $10.8 million during the same period in 2003. During the first six months of 2004, we received $8.6 million in net proceeds in connection with the February 2004 financing. We also received $106,000 in exercises of warrants and options to purchase our common stock. During the first six months of 2003, cash provided by financing activities included $9.5 million in net proceeds for various warrant exercises and $1.3 million from stock option exercises.

Cash and working capital as of June 30, 2004 were $8.2 million and $7.9 million, compared to $7.1 million and $6.7 million as of December 31, 2003, respectively. The increase in our cash and working capital as of June 30, 2004, compared to December 31, 2003, was primarily due to the net proceeds of $8.6 million from our February 2004 financing, offset by normal operating expenses and merger-related fees.

On July 20, 2004, certain holders of outstanding warrants to purchase shares of our common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in gross proceeds of approximately $11.2 million. In order to encourage early exercise of the warrants by the warrant holders, we agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. All other material terms of the warrants, including the number of shares issuable upon exercise of the warrants and their expiration date, remained unchanged. The proceeds from the warrant exercises were held in a third-party escrow account and, upon closing of the merger on August 6, 2004, the funds were released to us and we subsequently issued the shares of common stock to the warrant holders.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through June 30, 2004, and as of June 30, 2004, we had an accumulated deficit of $100.4 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

As a result of the $11.2 million in gross proceeds from warrant exercises in July 2004 and the closing of the merger with SSP-Litronic, we had approximately $32 million in cash combined as of August 6, 2004, the close date of the merger. We believe we have sufficient funds to continue our combined operations beyond the second quarter of 2005, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations.

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

Our ability to integrate successfully the business of Litronic with our own business is uncertain.

We completed our merger transaction with Litronic, formerly SSP Solutions, Inc., dba SSP-Litronic, on August 6, 2004, and we are in the process of integrating our operations with the business of Litronic. The integration will require significant effort on our part, including the coordination of our research and development and sales and marketing efforts. We may find it difficult to integrate the operations of Litronic, and vice versa. We have a large number of employees in widely dispersed operations in California, Washington, Virginia and other locations, which increases the difficulty of integrating operations. Litronic personnel may leave Litronic because of the merger. Litronic customers, distributors or suppliers may terminate their arrangements with Litronic, or demand amended terms to these arrangements. The challenges involved in this integration include, but are not limited to, the following:

•	retaining existing customers and strategic partners;

•	retaining and integrating management and other key employees;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	combining product offerings and product lines effectively and quickly;

•	integrating sales efforts so that customers can easily do business with us;

•	coordinating manufacturing operations in a rapid and efficient manner;

•	transitioning all facilities to a common information technology system;

•	persuading employees that our business cultures are compatible;

•	offering our products and services to all of our customers;

•	incorporating acquired technology and rights into our product offerings;

•	bringing together marketing efforts so that the industry receives useful information about the merger; and

•	developing and maintaining uniform standards, controls, procedures, and policies.

We cannot be certain that we will successfully integrate the business of Litronic in a timely manner or at all, or that we will realize any of the anticipated benefits from the merger. Risks associated with the failure to integrate the business of Litronic in a timely manner, or at all, include:

•	the impairment or loss of relationships with employees, customers, and suppliers as a result of integration of management and other key personnel;

•	the disruption of our ongoing business and distraction of our management;

•	severance payment liabilities following certain officers’ termination of employment; and

•	unanticipated expenses related to integration of the two companies.

Our reported financial results will suffer as a result of purchase accounting treatment, the impact of amortization of intangibles relating to the merger with Litronic and the direct transaction costs of the merger, and may suffer further if goodwill is deemed in the future to have been impaired.

We will account for the merger as a purchase of Litronic by us under the purchase method of accounting. Under purchase accounting, we will record the fair value of the consideration given for the Litronic common stock and for options and warrants to purchase Litronic common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring Litronic. We will allocate these costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as developed technology, acquired trade names, acquired patents, customer relationships, and non-competition agreements, based on their respective fair values. Goodwill will be tested at least annually, and may be deemed in the future to have been impaired.

We have accumulated significant losses and may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of approximately $100.4 million from our inception through June 30, 2004. We have continued to accumulate losses after June 30, 2004, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

In our merger transaction with Litronic we assumed options, warrants and convertible promissory notes of Litronic that, as of August 6, 2004, represented the right to acquire 4.1 million shares of our common stock, 3.7 million of which have exercise or conversion prices below the fair market value of our common stock of $2.83 as of August 6, 2004.

As of August 6, 2004, after the close of the merger, 78,449,126 shares of our common stock were outstanding. In addition, there were 13.2 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory notes. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. As of August 6, 2004, options to acquire 8.4 million shares of our common stock were outstanding and our existing stock incentive plan had 4.7 million shares available for future issuance.

The issuance of a large number of additional shares of our common stock upon the exercise or conversion of outstanding options, warrants or convertible promissory notes would cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because they own approximately 51% of our common stock, seven stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Seven of our stockholders (together with their affiliates) beneficially own approximately 51% of our outstanding common stock. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and convertible promissory notes representing the right to acquire an additional 1.0 million shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 52% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

If the market for our products and services does not experience significant growth or if our biometric and smart card products do not achieve broad acceptance in this market, our ability to generate significant revenue in the future would be limited and our business would suffer.

A substantial portion of our product revenue and a portion of our service revenue are derived from the sale of biometric and smart card products and services. Biometric and smart card solutions have not gained widespread acceptance. We cannot accurately predict the future growth rate of this market, if any, or the ultimate size of the biometric and smart card technology market. The expansion of the market for our products and services depends on a number of factors such as:

•	the cost, performance and reliability of our products and services compared to the products and services of our competitors;

•	customers’ perception of the benefits of biometric and smart card solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

•	public perceptions regarding the confidentiality of private information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding our products and services.

Even if biometric and smart card solutions gain wide market acceptance, our products and services may not adequately address market requirements and may not gain wide market acceptance. If biometric or smart card solutions or our products and services do not gain wide market acceptance, our business and our financial results will suffer.

We have not generated any significant sales of our products within the competitive commercial market, nor have we demonstrated sales techniques or promotional activities that have proven to be successful on a consistent basis, which makes it difficult to evaluate our business performance or our future prospects.

We are just beginning to enter the complex and competitive commercial market for digital commerce and communications security solutions. Potential customers in our target markets are becoming increasingly aware of the need for security products and services in the digital economy to conduct their business. Historically, only enterprises that had substantial resources developed or purchased security solutions for delivery of digital content over the Internet or through other means. Also, there is a perception that security in delivering digital content is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for security in delivering digital content and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner. Even if we convince our target markets about the importance of and need for such security, there can be no assurance that it will result in the sale of our products. We may be unable to establish sales and marketing operations at levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling our products into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer and our earnings per share will be adversely affected.

Any acquisition we make in the future could disrupt our business and harm our financial condition.

In any future acquisitions or business combinations, we are subject to numerous risks and uncertainties, including:

•	dilution of our current stockholders’ percentage ownership as a result of the issuance of stock;

•	incurrence or assumption of debt;

•	assumption of unknown liabilities;

•	incurrence of expenses related to the future impairment of goodwill and the amortization of other intangible assets; or

•	incurrence of large write-offs immediately or in the future.

We may not be able to successfully complete the integration of the businesses, products or technologies or personnel in the businesses or assets that we might acquire in the future, and any failure to do so could disrupt our business and seriously harm our financial condition.

We have depended on a limited number of customers for a substantial percentage of our revenue, and due to the non-recurring nature of these sales, our revenue in any quarter may not be indicative of future revenue.

One customer (Eli Lilly & Company) accounted for 39% of our 2003 revenue. Three customers accounted for approximately 46% (Freddie Mac), 24% (Bearing Point—for the Department of Defense’s CAC program), and 11% (Kaiser Permanente) of our 2002 revenue, respectively. During 2003, 28%, 18% and 12% of Litronic’s consolidated total net revenue was generated from sales to agencies of the Department of Defense, General Dynamics and Micron PC, LLC, respectively. Many of Litronic’s contracts with its significant customers are short-term. During 2002, 28% and 17% of Litronic’s consolidated total net revenue was generated from sales to General Dynamics and Micron PC, LLC, respectively. The non-renewal of any significant contract upon expiration, or a substantial reduction in revenue from any of our significant customers, would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Two customers accounted for 19% and 16% of our revenue for the six months ended June 30, 2004, while two customers accounted for 15% and 14% of our revenue for the three months ended June 30, 2004.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to United States government agencies accounted for 37% and 18% of Litronic’s consolidated net revenues for 2003 and 2002, respectively. Our sales to these agencies are subject to risks that include:

•	early termination of contracts;

•	disallowance of costs upon audit; and

•	the need to participate in competitive bidding and proposal processes, which are costly and time consuming and may result in unprofitable contracts.

In addition, the government may be in a position to obtain greater rights with respect to our intellectual property than we would grant to other entities. Government agencies also have the power, based on financial difficulties or investigations of their contractors, to deem contractors unsuitable for new contract awards. Because we will engage in the government contracting business, we will be subject to audits and may be subject to investigation by governmental entities. Failure to comply with the terms of any government contracts could result in substantial civil and criminal fines and penalties, as well as suspension from future government contracts for a significant period of time, any of which could adversely affect our business by requiring us to spend money to pay the fines and penalties and prohibiting us from earning revenues from government contracts during the suspension period.

Furthermore, government programs can experience delays or cancellation of funding, which can be unpredictable. For example, the U.S. military’s involvement in Iraq has caused the diversion of some Department of Defense funding away from certain projects in which we participate, thereby delaying orders under certain of our government contracts. This makes it difficult to forecast our revenues on a quarter-by-quarter basis.

Our efforts to expand our international operations are subject to a number of risks, including our potential inability to obtain government authorization regarding exports of our products, any of which could adversely affect our future international sales.

We must comply with U.S. laws regulating the export of our products in order to ship internationally. In some cases, authorization from the U.S. government may be needed in order to export our products. The export regimes applicable to our business are subject to frequent changes, as are the governing policies. Although we have obtained approvals to export certain of our products, we cannot assure you that such authorizations to export will be available to us or for our products in the future. If we cannot obtain the required government approvals under these regulations, we may not be able to sell products abroad or make products available for sale internationally.

Additionally, our international operations could be subject to a number of risks, any of which could adversely affect our future international sales, including:

•	increased collection risks;

•	trade restrictions;

•	export duties and tariffs;

•	uncertain political, regulatory and economic developments; and

•	inability to protect our intellectual property rights.

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

Certain of our products have lengthy sales cycles while customers complete in-depth evaluations of the products and receive approvals for purchase. In addition, new product introduction often centers around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product. As a result of the lengthy sales cycles, we may incur substantial expenses before we earn associated revenues because a significant portion of our operating expenses is relatively fixed and based on expected revenues. The lengthy sales cycles make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their minds. If customer cancellations or product delays occur, we could lose anticipated sales.

We may be unable to keep pace with rapid technological change in the information security industry, which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products.

Software design and the biometric and smart card technology industry are characterized by rapid development and technological improvements. Because of these changes, our success will depend in part on our ability to keep pace with a changing marketplace, integrate new technology into our software and hardware and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes, which in turn, could materially and adversely affect how we will do business.

Our future success will also depend upon our ability to develop and introduce a variety of new products and services, and enhancements to these new products and services, to address the changing and sophisticated needs of the marketplace. Frequently, technical development programs in the biometric and smart card industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors.

Continued participation by us in the market for governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements to compete effectively in the marketplace.

Our financial and operating results often vary significantly from quarter to quarter and may be adversely affected by a number of factors.

Our financial and operating results have fluctuated in the past and our financial and operating results could fluctuate in the future from quarter to quarter for the following reasons:

•	reduced demand for our products and services;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	contract cancellations, delays or amendments by customers;

•	the lack of government demand for our products and services or the lack of government funds appropriated to purchase our products and services;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions;

•	other non-recurring financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume, and reduce the price of, certain of our products that may contain complex designs and components.

Particularly important is our need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. Improving the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors and promotional expenses. These costs will be very difficult to adjust in response to short-term fluctuations in our revenue, compounding the difficulty of achieving profitability.

Our failure to maintain the proprietary nature of our technology and intellectual property could adversely affect our business, operating results, financial condition and stock price and our ability to compete effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented, and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Further, because we do business with the government, we may already have granted, or we may in the future have to grant, greater rights with respect to our intellectual property than we would grant to other entities. Moreover, any current or future issued or licensed patents, or trademarks, or existing or future trade secrets or know-how, may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes that are the same as, or substantially equivalent or superior to ours, or become available in the market at a lower price. There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation could adversely affect our financial results and stock price. We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Our reliance on third party technologies for some specific technology elements of our products and our reliance on third parties for manufacturing may delay product launch, impair our ability to develop and deliver products or hurt our ability to compete in the market.

Our ability to license new technologies from third parties will be critical to our ability to offer a complete suite of products that meets customer needs and technological requirements. Some of our licenses do not run for the full duration of the third party’s patent for the licensed technology. We may not be able to renew our existing licenses on favorable terms, or at all. If we lose the rights to a patented technology, we may need to stop selling or may need to redesign our products that incorporate that technology, and we may lose a competitive advantage. In addition, competitors could obtain licenses for technologies for which we are unable to obtain licenses, and third parties may develop or enable others to develop a similar solution to digital communication security issues, either of which events could erode our market share. Also, dependence on the patent protection of third parties may not afford us any control over the protection of the technologies upon which we rely. If the patent protection of any of these third parties were compromised, our ability to compete in the market also would be impaired.

We face intense competition and pricing pressures from a number of sources, which may reduce our average selling prices and gross margins.

The markets for our products and services are intensely competitive. As a result, we face significant competition from a number of sources. We may be unable to compete successfully because many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We expect competition to increase as a result of consolidation in the information security technology industry.

The average selling prices for our products may decline as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer-term purchase commitments. The pricing of products depends on the specific features and functions of the products, purchase volumes and the level of sales and service support required. As we experience pricing pressure, the average selling prices and gross margins for our products may decrease over product lifecycles. These same competitive pressures may require us to write down the carrying value of any inventory on hand, which would adversely affect our operating results and adversely affect our earnings per share.

Any compromise of public key infrastructure, or PKI, technology would adversely affect our business by reducing or eliminating demand for many of our information security products.

As a result of our merger with SSP-Litronic, many of our products are now based on PKI technology, which is the standard technology for securing Internet-based commerce and communications. The security afforded by this technology depends on the integrity of a user’s private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our information security products:

•	any significant advance in techniques for attacking PKI systems, including the development of an easy factoring method or faster, more powerful computers;

•	publicity of the successful decoding of cryptographic messages or the misappropriation of private keys; and

•	government regulation limiting the use, scope or strength of PKI.

A security breach of our internal systems or those of our customers due to computer hackers or cyber terrorists could harm our business by adversely affecting the market’s perception of our products and services.

Since we provide security for Internet and other digital communication networks, we may become a target for attacks by computer hackers. The ripple effects throughout the economy of terrorist threats and attacks and military activities may have a prolonged effect on our potential commercial customers, or on their ability to purchase our products and services. Additionally, because we provide security products to the United States government, we may be targeted by cyber terrorist groups for activities threatened against United States-based targets.

We will not succeed unless the marketplace is confident that we provide effective security protection for Internet and other digital communication networks. Networks protected by our products may be vulnerable to electronic break-ins. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. Although we have never experienced any act of sabotage or unauthorized access by a third party of our internal network to date, if an actual or perceived breach of security for Internet and other digital communication networks occurs in our internal systems or those of our end-user customers, it could adversely affect the market’s perception of our products and services. This could cause us to lose customers, resellers, alliance partners or other business partners.

We may be exposed to significant liability for actual or perceived failure to provide required products or services.

Products as complex as those we offer may contain undetected errors or may fail when first introduced or when new versions are released. Despite our product testing efforts and testing by current and potential customers, it is possible that errors will be found in new products or enhancements after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, or claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business. Because our customers rely on our products for critical security applications, we may be exposed to claims for damages allegedly caused to an enterprise as a result of an actual or perceived failure of our products. An actual or perceived breach of enterprise network or information security systems of one of our customers, regardless of whether the breach is attributable to our products or solutions, could adversely affect our business reputation. Furthermore, our failure or inability to meet a customer’s expectations in the performance of our services, or to do so in the time frame required by the customer, regardless of our responsibility for the failure, could result in a claim for substantial damages against us by the customer, discourage customers from engaging us for these services, and damage our business reputation.

Delays in deliveries from suppliers or defects in goods or components supplied by vendors could cause our revenues and gross margins to decline.

Our Litronic business relies on a limited number of vendors for certain components for the products it is developing. Any undetected flaws in components supplied by its vendors could lead to unanticipated costs to repair or replace these parts. Litronic currently purchases some of its components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms, or at all. For example, Atmel Corporation has completed the masks for production of a specially designed Forté microprocessor for which Litronic developed the Universal Secure Access Operating Security System™. Commercial acceptance of the Forté microprocessor will depend on continued development of applications to service customer requirements. Any inability to receive or any delay in receiving adequate supplies of the Forté microprocessor, whether as a result of delays in development of applications or otherwise, would adversely affect our ability to sell the Forté PKI card.

We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forté microprocessor. If Atmel Corporation were unable to deliver the Forté microprocessor for a lengthy period of time or were to terminate its relationship with us, we would be unable to produce the Forté PKI card until we could design a replacement computer chip for the Forté microprocessor. This could take substantial time and resources to complete, resulting in delays or reductions in product shipments that could adversely affect our business by requiring us to expend resources while preventing us from selling the Forté PKI card.

Government regulations affecting security of Internet and other digital communication networks could limit the market for our products and services.

The United States government and foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, including encryption technology. Any additional governmental regulation of imports or exports or failure to obtain required export approval of encryption technologies could delay or prevent the acceptance and use of encryption products and public networks for secure communications and could limit the market for our products and services. In addition, some foreign competitors are subject to less rigorous controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than us in the United States and in international security markets for Internet and other digital communication networks. In addition, governmental agencies such as the Federal Communications Commission periodically issue regulations governing the conduct of business in telecommunications markets that may adversely affect the telecommunications industry and us.

Litronic has outsourced a portion of our commercial software development to India, which could prove to be unprofitable due to risks inherent in international business activities.

Litronic has contracted portions of its commercial software development activities to India in an effort to reduce operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and could slow our growth. These risks generally include, among others:

•	difficulties in managing and staffing Indian operations;

•	difficulties in obtaining or maintaining regulatory approvals or in complying with Indian laws;

•	reduced or less certain protection for intellectual property rights;

•	negative public perception of outsourcing and its consequences;

•	trade restrictions;

•	foreign currency fluctuations;

•	civil unrest and hostilities among neighboring countries; and

•	general economic conditions, including instability, in the Indian economy.

Any of these risks could adversely affect our business and results of operations.

Conflicts involving India could adversely affect any operations we may establish in India, which could interfere with our ability to conduct any or all of our other operations.

South Asia has from time to time experienced civil unrest and hostilities among neighboring countries, including India and Pakistan. In April 1999, India and Pakistan conducted long-range missile tests. Since May 1999, military confrontations between India and Pakistan have occurred in disputed regions. In October 1999, the leadership of Pakistan changed as a result of a coup led by the military. Additionally, other events have heightened the tensions between India and Pakistan. If a major armed conflict or nuclear war involving India and any of its neighboring countries occurs, it could, among other things, prevent us from establishing or maintaining operations in India. If the successful conduct of operations in India becomes critical to any or all of our other operations, our business would be adversely affected to the extent we are unable to establish or maintain operations in India.

We are exposed to liability for actions taken by or against our domestic employees while on assignment and may also be exposed to liability for actions taken by any foreign employees we may hire.

As a professional services provider, a portion of our business involves employing people and placing them in the workplace of other businesses. Therefore, we are exposed to liability for actions taken by our employees while on assignment. In addition, to the extent we hire employees in India or other foreign locations, we may also be exposed to liability for actions taken by those employees in the scope of their employment.

In addition, to the extent that employees of or consultants engaged by us are requested to, and do, perform services in parts of the world that are characterized by violence or hostilities, we could be exposed to liability if misfortune related to such violence or hostilities befalls those employees or consultants, even if not through any fault or negligence on our part.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We will be dependent on the continued availability of the services of our employees, many of whom are individually keys to our future success, and the availability of new employees to implement our business plans. Although our compensation program is intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute our plans, nor can there be any assurance that we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative impact on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we will principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could adversely affect on our business and financial results and stock price.

Provisions in our certificate of incorporation may prevent or adversely affect the value of a takeover of our company even if a takeover would be beneficial to stockholders.

Our certificate of incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, the issuance of which could adversely affect our common stockholders. We can issue shares of preferred stock without stockholder approval and upon terms and conditions, and having those types of rights, privileges and preferences, as our board of directors determines. Specifically, the potential issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of our company even if the acquisition would benefit stockholders.

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

We have certain foreign operations for which expenses are incurred in local currency. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If, in the remainder of 2004, the US dollar uniformly changes in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a long-term liability related to warrants and the value is dependant upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. As long as the warrants are outstanding, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. This fluctuation will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of June 30, 2004, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been either increased or decreased by approximately $250,000, respectively.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We completed our merger transaction with Litronic, Inc., formerly known as SSP Solutions, Inc., dba SSP-Litronic, on August 6, 2004, following which Litronic became a wholly-owned subsidiary of SAFLINK. Litronic has been named as a potentially responsible party, or PRP, along with many other PRPs, that contributed to groundwater and soil contamination at the Omega Chemical Superfund Site in Whittier, California. We believe that Litronic’s contribution to the contamination, if any, was comparatively small. The PRPs are currently negotiating a settlement with the Environmental Protection Agency. We intend to evaluate our alternatives in conjunction with the resolution of this matter, and we do not believe that this proceeding will have a material adverse impact on our operations.

ITEM 2. CHANGES IN SECURITIES

On June 5, 2004, due to provisions in our Series E preferred stock, all outstanding shares of our Series E preferred stock automatically converted into shares of our common stock. As of June 4, 2004, there were 15,166 shares of Series E preferred stock outstanding which converted into 2,166,576 shares of our common stock on June 5, 2004.

On June 23, 2004, under our 2000 stock incentive plan, we granted a stock purchase right to Glenn Argenbright, our chief executive officer, to acquire 301,928 shares of our common stock. The stock purchase right was exercised on June 23, 2004, through past service rendered and the shares are subject to a three-year cliff vesting schedule and vest completely on June 23, 2007. In the event that Mr. Argenbright’s service is terminated for any reason or no reason, with or without cause, any unvested shares will be forfeited and may be reacquired by us.

During the three months ended June 30, 2004, we issued approximately 1,815 shares of common stock upon the exercise a placement agent warrant associated with a previous financing. We relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration for these transactions.

Options to purchase shares of common stock exercised by employees during the three months ended June 30, 2004, resulted in the issuance of 13,480 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of June 18, 2004, by and among SAFLINK Corporation, Spartan Acquisition Corporation and SSP Solutions, Inc.		S-4/A	2.2	333-115552	6/21/2004

3.1	Certificate of Amendment to Restated Certificate of Incorporation of SAFLINK Corporation		8-K	3.2	000-20270	8/13/2004

10.1	Amendment to Warrant of SAFLINK Corporation		8-K	99.1	000-20270	8/02/2004

21.1	Subsidiaries of SAFLINK Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(b) Reports on Form 8-K.

On May 13, 2004, we furnished a current report on Form 8-K regarding our announcement of our financial results for the quarter ended March 31, 2004.

On June 3, 2004, we filed a current report on Form 8-K regarding our conference call that discussed our anticipated role in the U.S.

Department of Homeland Security’s United States Visitor and Immigrant Status Indicator Technology (US-VISIT) program.

On August 2, 2004, we filed a current report on Form 8-K announcing the exercise of warrants to purchase 4,473,806 shares of our common stock by certain warrant holders, which resulted in gross proceeds of $11.2 million.

On August 11, 2004, we filed a current report of Form 8-K announcing the successful closing of the merger between us and SSP Solutions, Inc.

On August 12, 2004, we furnished a current report on Form 8-K regarding our announcement of our financial results for the quarter ended June 30, 2004.

On August 13, 2004, we filed a current report of Form 8-K updating the description of our capital stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: August 16, 2004	By:	/s/ JON C. ENGMAN
Jon C. Engman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of June 18, 2004, by and among SAFLINK Corporation, Spartan Acquisition Corporation and SSP Solutions, Inc.		S-4/A	2.2	333-115552	6/21/2004

3.1	Certificate of Amendment to Restated Certificate of Incorporation of SAFLINK Corporation		8-K	3.2	000-20270	8/13/2004

10.1	Amendment to Warrant of SAFLINK Corporation		8-K	99.1	000-20270	8/02/2004

21.1	Subsidiaries of SAFLINK Corporation	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X