Form 10-Q
period 2004-09-30
SAFLINK CORP
filed 2004-11-15
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

COMMISSION FILE NUMBER 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 108th Ave NE, Suite 2100; Bellevue, Washington 98004

(Address of principal executive offices and zip code)

(425) 278-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 79,327,413 shares of SAFLINK Corporation’s common stock outstanding as of November 10, 2004.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$26,559	$7,099
Accounts receivable, net	1,955	610
Inventory	599	295
Other current assets	1,436	454

Total current assets	30,549	8,458
Furniture and equipment, net	1,079	622
Intangible assets, net of accumulated amortization of $715 and $0 as of September 30, 2004, and December 31, 2003, respectively	24,895	1,610
Goodwill	95,066	2,158

Total assets	$151,589	$12,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,106	$547
Accrued expenses	2,347	1,087
Deferred revenue	371	113

Total current liabilities	4,824	1,747

Long-term debt	1,360	—
Other long-term liabilities	937	—
Deferred tax liability	39	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	790	281
Additional paid-in capital	253,473	106,805
Deferred stock-based compensation	(2,302)	—
Accumulated deficit	(107,532)	(95,985)

Total stockholders’ equity	144,429	11,101

Total liabilities and stockholders’ equity	$151,589	$12,848

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Product (including sales to related party of $0 and $196 for the three and nine months ended September 30, 2004, and $0 for the three and nine months ended September 30, 2003)	$1,924	$331	$2,872	$688
Service (including sales to related party of $0 and $35 for the three and nine months ended September 30, 2004, and $0 for the three and nine months ended September 30, 2003)	487	432	1,259	839

Total revenue	2,411	763	4,131	1,527
Cost of revenue:
Product	851	125	1,453	216
Service	311	175	764	338
Amortization of intangibles	463	—	557	—

Total cost of revenue	1,625	300	2,774	554

Gross profit	786	463	1,357	973

Operating expenses:
Product development	1,657	687	3,353	1,873
Sales and marketing	2,130	1,288	4,996	3,639
General and administrative	1,606	879	3,785	2,705
Amortization of intangibles	30	—	58	—
Stock-based compensation	380	106	399	661

Total operating expenses	5,803	2,960	12,591	8,878

Operating loss	(5,017)	(2,497)	(11,234)	(7,905)

Interest expense	(22)	(6)	(22)	(11)
Other income, net	73	20	107	51
Change in fair value of outstanding warrants	(29)	—	1,808	—

Loss before income taxes	(4,995)	(2,483)	(9,341)	(7,865)
Income tax provision	12	—	39	—

Net loss	(5,007)	(2,483)	(9,380)	(7,865)
Modification of outstanding equity instruments	(2,167)	—	(2,167)	—

Net loss attributable to common stockholders	$(7,174)	$(2,483)	$(11,547)	$(7,865)

Basic and diluted net loss per common share attributable to common stockholders	$(0.12)	$(0.09)	$(0.28)	$(0.31)
Weighted average number of common shares outstanding	60,202	26,936	40,574	24,980

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,380)	$(7,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	399	661
Depreciation and amortization	820	151
Change in fair value of outstanding warrants	(1,808)	—
Change in deferred tax liability	39	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(333)	(584)
Inventory	119	(107)
Other current assets	(836)	(370)
Accounts payable	(751)	(409)
Accrued expenses	(1,421)	279
Deferred revenue	210	(91)

Net cash used in operating activities	(12,942)	(8,335)
Cash flows from investing activities:
Purchases of property and equipment	(539)	(546)
Cash acquired in business combination, net of transaction costs paid	13,379	—

Cash provided by (used in) investing activities	12,840	(546)
Cash flows from financing activities:
Proceeds from exercises of stock options	177	1,487
Proceeds from warrant exercises, net of issuance costs	10,836	9,886
Proceeds from issuance of common stock and warrants, net of issuance costs	8,549	—

Net cash provided by financing activities	19,562	11,373

Net increase in cash and cash equivalents	19,460	2,492
Cash and cash equivalents at beginning of period	7,099	7,447

Cash and cash equivalents at end of period	$26,559	$9,939

Non-cash financing and investing activities:
Deferred compensation from grant of stock purchase rights and options	$2,452	$—
Warrants issued in connection with financing classified as a liability at issuance	4,069	—
Reclassification of warrants from liability to equity	(2,261)	—
Reclassification of warrants from equity to liability	937	—
Conversion of Series E preferred stock	22	12
Cashless exercises of warrants	—	3
Modification of outstanding equity instruments	2,167	—
Fair value of common stock issued and equity instruments assumed in business acquisition	124,443	—
Debt assumed in business acquisition	1,360	—
Fair value of conversion feature of debt assumed in business acquisition	1,233	—

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business and Basis of Presentation

Description of the Company

SAFLINK Corporation offers biometric security, smart card, and public key infrastructure (“PKI”) solutions that protect intellectual property, secure information assets, and eliminate passwords. SAFLINK’s software provides Identity Assurance Management™, allowing administrators to verify identity and control access to computer networks, physical facilities, applications, and time and attendance systems. SAFLINK Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Bellevue, Washington.

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc. and Litronic, Inc., (together, the “Company” or “SAFLINK”). The balance sheet at December 31, 2003, has been derived from SAFLINK Corporation’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in SAFLINK Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004.

Merger with SSP Solutions, Inc.

On August 6, 2004, the Company completed its merger transaction with SSP Solutions, Inc., dba SSP-Litronic, following which SSP-Litronic became a wholly-owned subsidiary of SAFLINK. In the merger, SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK common stock. The Company issued 40,137,148 shares of common stock in exchange for the outstanding shares of SSP-Litronic common stock.

In connection with the merger, the Company assumed each option, warrant and promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now exercisable for or convertible into shares of SAFLINK common stock, with appropriate adjustments to reflect the merger.

Litronic is a global provider of digital identity management and information assurance products for the government and enterprise markets. By facilitating the deployment, management, and use of digital certificates and smart cards, Litronic’s products provide strong authentication solutions to protect valuable information as it is transmitted electronically. The Company believes that its merger with Litronic will help it to broaden its customer base and will enable it to be able to offer an integrated smart card plus biometric solution to the government and commercial sectors.

The assets, liabilities, and operations of Litronic are included in the Company’s condensed consolidated financial statements since the August 6, 2004, acquisition date. See Note 3 “Business Combinations.”

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

The capital structure presented in these condensed consolidated financial statements is that of SAFLINK. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenue from license fees for software products, selling and reselling of hardware, and fees for services related to the software products including maintenance services, installation and integration consulting services.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9 and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. Other software delivered under a license includes a first year of maintenance, in which case the value of such maintenance is recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenue from some data security hardware products contains embedded software. However, the embedded software is incidental to the hardware product sale. The Company also acts as a reseller of third-party hardware and software applications. Such revenue is recognized upon delivery of the hardware, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product, the revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45), using the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

Stock-Based Compensation for Employees and Non-Employees

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of SFAS Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss attributable to common stockholders	$(7,174)	$(2,483)	$(11,547)	$(7,865)
Add: stock-based compensation expense included in reported net loss in accordance with APB No. 25	315	—	334	15
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,970)	(1,502)	(3,917)	(3,886)

Pro forma net loss attributable to common stockholders	$(8,829)	$(3,985)	$(15,130)	$(11,736)

Basic and diluted loss per common share, as reported	$(0.12)	$(0.09)	$(0.28)	$(0.31)
Basic and diluted loss per common share, pro forma	$(0.15)	$(0.15)	$(0.37)	$(0.47)

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.”

New Accounting Standards

In January 2003, the FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) the direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing expected losses. FIN 46 does not require consolidation by transferors to qualifying special purpose entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of September 30, 2003, and 2004, management believes that the Company is not the primary beneficiary of any VIE’s.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. During the nine months ended September 30, 2004, the company classified certain instruments containing both liability and equity characteristics as liabilities which is discussed further in Note 4.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Reclassifications

Certain reclassifications were made to the 2003 condensed consolidated financial statements to conform to the 2004 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Business Combinations

SSP-Litronic Merger

On August 6, 2004, pursuant to an Agreement and Plan of Merger and Reorganization, dated as of March 22, 2004, by and among SAFLINK Corporation, a Delaware corporation, Spartan Acquisition Corporation (“Spartan”), a Delaware corporation and wholly-owned subsidiary of SAFLINK, and SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic, Spartan was merged with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK. The effective date of the merger was August 6, 2004. Pursuant to the terms of the merger agreement, SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK common stock. SAFLINK issued 40,137,148 shares of its common stock in exchange for the outstanding shares of SSP-Litronic common stock.

Pursuant to the merger agreement, SAFLINK assumed each option, warrant and promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now exercisable for or convertible into shares of SAFLINK common stock, with appropriate adjustments to reflect the merger. At the time of the merger, the approximate number of shares exercisable for or convertible into shares of SAFLINK common stock assumed in connection with the merger included 2,360,552 million shares issuable upon exercise of options, 889,335 shares issuable upon exercise of warrants, and 816,000 shares issuable upon conversion of convertible promissory notes.

The Company believes that its merger with Litronic will help broaden its customer base and will enable it to offer an integrated smart card plus biometric solution to the government and commercial sectors.

The acquisition is being accounted for under the purchase method of accounting, as of August 6, 2004, and the results of operations of Litronic Inc. from August 6, 2004 through September 30, 2004 have been included in the consolidated results of operations for SAFLINK for the three and nine months ended September 30, 2004. A summary of the components of the purchase price for the acquisition, in thousands, is as follows:

Fair value of common stock issued	$116,398
Fair value of SSP-Litronic stock options assumed	5,835
Fair value of SSP-Litronic warrants assumed	2,210
Estimated merger related costs	1,800

Total	$126,243

The fair value of the common stock issued by SAFLINK upon the acquisition was $2.90 per share based on the average closing price for a period before and after March 22, 2004, the date of the merger agreement. The number of shares issued by SAFLINK to holders of SSP-Litronic common stock in connection with the merger was 40,137,138. The estimated merger costs primarily consist of legal, financial advisory and accounting fees and other directly related costs.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fair value of options and warrants assumed was determined using the fair value of SAFLINK common stock of $2.90 per share, based on the average closing price for a period before and after March 22, 2004, the date of the merger agreement, and a Black-Scholes model with the following assumptions: Options—an expected dividend yield of 0.0%, a risk-free interest rate between 2%–5%, volatility of 140%, and an expected life between 1–6 years. Warrants—an expected dividend yield of 0.0%, a risk-free interest rate between 1%–3%, volatility of 140%, and a contractual life between 0–5 years.

The purchase price was allocated based on a determination of the value of the tangible and intangible assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized, but will be included in the Company’s annual review of goodwill for impairment. The purchase price allocation is subject to change based on the final valuation of tangible and intangible assets and liabilities assumed, which is expected to be completed in the fourth quarter of 2004.

The fair value of the conversion feature of the convertible debt assumed was determined using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.1%, a volatility of 75%, and a remaining contractual life of 1.4 years. The value was estimated at approximately $1.2 million and classified in additional paid-in capital in stockholders’ equity.

The following represents the preliminary allocation of the purchase price to the acquired assets and liabilities of SSP-Litronic. This allocation was based on the fair value of the assets and liabilities of SSP-Litronic as of August 6, 2004. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Tangible assets	$16,541
Current liabilities	(4,697)
Long-term debt	(1,360)
Fair value of conversion feature of convertible debt assumed	(1,233)
Identifiable intangible assets:
Patents	400
Tradenames	1,600
Developed technology	16,900
Customer relationships	4,700
Non-competition agreements	300
Goodwill	92,908
Deferred stock compensation	184

Total	$126,243

The unaudited pro forma combined historical results of operations for the three and nine months ended September 30, 2003, assuming the Litronic merger had closed on January 1, 2003, are as follows (in thousands, except per share data):

	Three Months ended September 30, 2003	Nine Months ended September 30, 2003
Total revenue	$4,563	$12,467
Net loss attributable to common stockholders	$(4,851)	$(15,071)
Net loss attributable to common stockholders per share	$(0.07)	$(0.23)

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The unaudited pro forma combined historical results of operations for the three and nine months ended September 30, 2004, assuming the Litronic merger had closed on January 1, 2004, are as follows (in thousands, except per share data):

	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
Total revenue	$2,637	$7,982
Net loss attributable to common stockholders	$(10,678)	$(23,261)
Net loss attributable to common stockholders per share	$(0.14)	$(0.32)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

Amortization of identifiable intangible assets has been provided over the following estimated useful lives: patents—7 years; developed technology—7 to 10 years; customer relationships—8 years; and non-competition agreements—3 years. Tradenames have been determined to have an indefinite life. Amortization expense related to this acquisition for the three and nine months ended September 30, 2004, was approximately $432,000. Based on the balances of identified intangible assets as of September 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the last three months of 2004 and the five subsequent years is expected to be approximately as follows (in thousands):

Remainder of 2004	$649
2005	2,596
2006	2,596
2007	2,579
2008	2,496
2009	2,496

Asset Purchase from BSG and ISS

On December 29, 2003, the Company acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc., a Maryland corporation (“ISS”) and Biometric Solutions Group, Inc., a Delaware corporation (“BSG”), pursuant to the terms of an Asset Purchase Agreement, dated as of December 28, 2003, by and between the Company, ISS and BSG. The purchase arrangement has been accounted for as a business combination. The primary reason the Company made the purchase was to expand its market by entering the physical access market and to meld the physical access product into its existing logical access product. This technology also played a vital role in the Company’s entry into the manufacturing automation systems market.

The purchase price paid in the acquisition was approximately $3.9 million, which consisted of $500,000 in cash, 1,122,855 shares of the Company’s common stock and $262,000 in direct acquisition fees. The fair value of the common stock issued by the Company upon the acquisition was $2.76 per share, based on the average market price for a period before and after December 29, 2003, the date of the asset purchase agreement. ISS and BSG have agreed not to sell the shares of common stock received in the transaction for a period of three years. The accounting for the purchase price allocation is now final and there were no adjustments made after December 31, 2003.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company acquired certain intellectual property, tangible assets and inventory in the transaction. In addition, certain employees of ISS were offered employment with the Company in connection with the acquisition, including Robert L. Turbeville, Jr., a former Senior Vice President for ISS. The Company did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

Amortization expense related to this purchase for the three and nine months ended September 30, 2004, was approximately $61,000 and $182,000, respectively. Based on the balances of identified intangible assets as of September 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual amortization expense for the last three months of 2004 and the five subsequent years is expected to be approximately as follows (in thousands):

Remainder of 2004	$81
2005	242
2006	188
2007	188
2008	188
2009	188

4. Inventory

The following is a summary of inventory as of September 30, 2004, and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2004

Raw materials	$91	$—
Finished goods	508	295

	$599	$295

5. Long–Term Debt

As part of the merger with Litronic, the Company assumed three convertible promissory notes (“Convertible Notes”) with a combined face value of $1,360,000. These notes mature December 31, 2005, and bear interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company’s discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The notes are convertible, in whole or in part, at the option of the holder into shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.66 per share, subject to adjustment under certain conditions. The notes automatically convert prior to maturity if the Company’s common shares trade at or above $5.00 per share with average volume of 60,000 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the notes that prevent the Company from pledging intellectual property as collateral.

The conversion feature embedded in the Convertible Notes was valued at $1.2 million on the date of the merger, and was classified into equity in the purchase price allocation (Note 3).

The Company’s Litronic subsidiary maintains a factoring agreement with Bay View Funding (“BVF”). The factoring agreement contains a maximum advance of $750,000 and provides for successive, renewable three-month terms. The agreement contains a factoring fee of 1.25% of the gross face value of each purchased

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

receivable covering the 30-day period from the date of purchase by BVF. For invoices outstanding more than the 30-day period, a finance fee is charged at the rate of .063% of the gross face value of the purchased receivable for each day beyond the 30th day from the original date of purchase. Under the agreement, BVF advances 85% of the gross receivable, with the balance remitted after collection of the invoice less the factoring and finance fee, if applicable. The agreement requires a monthly minimum fee, including the factoring and financing fees, of approximately $250 per month. There were no amounts outstanding under the BVF line at September 30, 2004.

6. Stockholders’ Equity

Increase in Authorized Common Shares

During the quarter ended September 30, 2004, the Company increased the number of common shares authorized for issuance from 100,000,000 to 500,000,000, which was approved by stockholders on August 5, 2004.

Warrant Amendments and Exercises

On July 20, 2004, certain holders of outstanding warrants to purchase shares of the Company’s common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in net proceeds of approximately $10.8 million. In order to encourage early exercise of the warrants by the warrant holders, the Company agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. All other material terms of the warrants, including the number of shares issuable upon exercise of the warrants and their expiration date, remained unchanged. The proceeds from the warrant exercises were held in a third-party escrow account and, upon closing of the merger on August 6, 2004, the funds were released to the Company and the Company issued the shares of common stock to the warrant holders.

The fair value of this modification of warrants was determined by using a Black-Scholes model immediately before and after the modification date of July 20, 2004, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate 0.8%, volatility of 42.5%, and an expected term of 5 days, the period of time the warrant holders had to accept the reduced exercise price. The value was estimated to be approximately $2.2 million and was recorded as a modification of outstanding equity instruments. This charge increased net loss attributable to common stockholders.

Reclassification of warrants to long-term liability

The Company’s Series A warrants and the related placement agent warrants that were issued on June 5, 2001, contain a cash redemption provision that is triggered if the Company issues, in a business combination, capital stock that represents more than 40% of its outstanding common stock immediately prior to such issuance. The Litronic merger qualified as a triggering event because the Company issued more than 40% of its common stock in connection with the merger. The cash redemption value was measured as of August 2, 2004, the date the warrant holders were officially notified of the merger by the Company, and, in accordance with the warrant provisions, was determined using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 105%, and a remaining contractual life of 1.8 years, as the warrants expire on June 5, 2006. As of August 2, 2004, there were Series A warrants and placement agent warrants outstanding to purchase 244,224 and 192,124 shares of the Company’s common stock, respectively. Exercise prices of the warrants ranged from $1.30 to $3.06. The total cash redemption value was estimated to be $765,000 as of August 2, 2004, and is fixed as long as the warrants are outstanding.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On August 6, 2004, the closing date of the merger, these warrants were reclassified as a long-term liability in accordance with SFAS 150 because the warrants now contain characteristics of a debt instrument. The outstanding warrants were valued as of September 30, 2004, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 75%, and a remaining contractual life of 1.7 years. The value of the warrants includes the value of the cash redemption provision, which was determined using a Black-Scholes model with similar assumptions. The value of the warrants was estimated to be $937,000, as of September 30, 2004, and is classified as a long-term liability. At each interim period and year end, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants.

Options and warrants assumed in SSP-Litronic merger

Options

The unexercised options issued under SSP-Litronic option plans (“SSP Options”) were assumed as part of the merger. Effective with the closing of the merger, no additional options can be granted under those plans. The terms and conditions related to the SSP Options remain unchanged, with the exception of the adjustment required to reflect the affect of the merger conversion ratio on the number of shares exercisable and the exercise price. As of September 30, 2004, there were outstanding SSP Options to purchase approximately 2.3 million shares of Company common stock. Generally, SSP Options vested and became exercisable 25% upon the first anniversary of the grant issuance, and thereafter vested as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full.

Warrants

The unexercised warrants issued by SSP-Litronic were assumed effective with the closing of the merger and the number of shares issuable upon exercise and the exercise price has been adjusted to reflect the merger. Warrants assumed consisted of A-1 Warrants, A-2 Warrants, and Placement Agent Warrants to purchase 875,082 shares of SAFLINK common stock, together with a previously issued warrant for the purchase of 14,254 shares of SAFLINK common stock at an exercise price of $3.52 per share, which expires July 31, 2005.

A-1 and A-2 Warrants

The A-1 Warrants have an exercise price of $2.50 per share, and the A-2 Warrants have an exercise price of $2.92 per share. The A-1 and A-2 Warrants are subject to customary anti-dilution provisions and weighted average anti-dilution provisions if the Company issues shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price.

Beginning January 23, 2007, and subject to a minimum average dollar trading volume, the Company may redeem the A-1 and A-2 Warrants for $.17 per Warrant if the Company’s stock closes above $5.00 relative to the A-1 Warrants and $5.83 relative to the A-2 Warrants for ten consecutive trading days.

From the time of the merger until November 19, 2004, a holder may exercise a Warrant on a cashless basis for a net number of common shares, provided that a registration statement covering the resale of those shares is not then effective. At September 30, 2004, a total 421,500 A-1 Warrants and 415,500 A-2 Warrants were outstanding.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Placement Agent Warrants

The Placement Warrants are exercisable at $1.17 per share and expire five years from the issuance date. At September 30, 2004, a total 38,082 Placement Agent Warrants were outstanding.

Common Stock Issuance

In conjunction with the merger with SSP-Litronic (Note 3) that closed August 6, 2004, the Company issued 40,137,148 common shares.

On February 26, 2004, the Company entered into a common stock purchase agreement and registration rights agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue and sell an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. The warrants have a 5-year term, an original exercise price of $3.97 per share, and a call feature which the Company is entitled to exercise after three years and ten trading days from the date of issuance, provided that the per share market value of the common stock has been equal to or greater than 200% of the warrant price for a period of ten consecutive trading days immediately prior to the date of delivery of the call notice. Due to anti-dilution provisions contained in these warrants, the exercise price was reduced to $2.50 per share related to the warrant amendments that occurred in July 2004. Per the original registration rights agreement, if the registration statement ceased to be effective prior to its expiration date of February 26, 2007, or if the Company’s common stock was suspended or delisted from both the Nasdaq SmallCap Market and the OTC Bulletin Board for any reason for more than five business days, the Company may have been required to pay an amount as liquidated damages to each stockholder equal to 2% for the first thirty day period and 1% per thirty day period thereafter or portion thereof of the stockholder’s initial investment in the shares from the event date until the applicable event is cured. The warrant value as of February 26, 2004, was $4,069,000 based on the estimated value of the warrants using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of three to five years. During September 2004, the registration rights agreement was amended so that the company would remedy any of these situations with shares of the Company’s common stock rather than cash. Due to the amendment of the Company’s potential obligation to settle the warrants in common stock rather than cash if the terms of the registration rights agreement are not met, the fair value of the warrants on the modification date, estimated at $2.3 million, has been reclassified from a liability to additional paid-in capital in stockholders’ equity and was estimated using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 3.0%, a volatility of 132% and an expected life of two to five years.

In connection with this financing, the Company issued placement agent warrants to purchase up to 184,800 shares of the Company’s common stock at an original exercise price of $3.97 per share. The warrants have a 5-year term but are not subject to the registration rights agreement. The value of these placement agent warrants was included in financing costs and was estimated at $663,000, based on the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of five years. Other costs associated with this financing include $691,000 in direct fees paid to various third parties. Due to anti-dilution provisions contained in these warrants, the exercise price was reduced to $2.50 per share related to the warrant amendments that occurred in July 2004.

On June 5, 2004, due to provisions in the Company’s Series E preferred stock, all outstanding shares of Series E preferred stock automatically converted into shares of the Company’s common stock. As of June 4, 2004, there were 15,166 shares of Series E preferred stock outstanding, which converted into 2,166,576 shares of the Company’s common stock on June 5, 2004.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On June 23, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Glenn Argenbright, the Company’s Chief Executive Officer, to acquire 301,928 shares of the Company’s common stock. The stock purchase right was exercised on June 23, 2004 through past service rendered, with the shares issued being subject to a three-year cliff vesting schedule and vest completely on June 23, 2007. In the event that Mr. Argenbright’s service is terminated for any reason or no reason, with or without cause, any unvested shares will be forfeited and reacquired by the Company. The Company valued the grant using the Company’s closing stock price of $2.51 on June 23, 2004, multiplied by the number of shares granted, resulting in a total value of $758,000, which is classified as deferred compensation and is being amortized on a straight-line basis over the three-year vesting period. Deferred compensation amortization related to this grant during the three months and nine months ended September 30, 2004, was $63,000 and $68,000, respectively.

On August 9, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Kris Shah, the President of Litronic, to acquire 500,000 shares of the Company’s common stock. The stock purchase right was exercised on August 9, 2004, with 300,000 shares issued being subject to a one-year cliff vesting schedule and the remaining 200,000 shares vesting after two years. In the event (A) there is a change of control prior to the expiration of the two year term or while Mr. Shah otherwise remains employed by the Company, (B) Mr. Shah’s employment is terminated without cause, as defined in the restricted stock agreement, (C) Mr. Shah resigns from his employment for good reason, as defined in the restricted stock agreement, or (D) Mr. Shah dies or becomes disabled, Mr. Shah will receive full accelerated vesting upon any unvested portion of the restricted stock. The Company valued the grant using the Company’s closing stock price of $2.74 on August 9, 2004, multiplied by the number of shares granted, resulting in a total value of $822,000, which is classified as deferred compensation with each tranche being amortized straight-line over its respective vesting period. Deferred compensation amortization related to this grant during the three months ended September 30, 2004, was $117,000.

7. Concentration of Credit Risk and Significant Customers

One customer accounted for 15% of the Company’s revenue for the nine months ended September 30, 2004, while the same customer accounted for 17% and another customer 11% of the Company’s revenue for the three months ended September 30, 2004, respectively. Four customers accounted for 26%, 13%, 11%, and 10% of accounts receivable as of September 30, 2004, respectively. For the nine months ended September 30, 2003, two customers accounted for 29% and 11% of the Company’s revenue, respectively, while two customers accounted for 49% and 11% of the Company’s revenue for the three months ended September 30, 2003, respectively. Two customers accounted for 58% and 13% of accounts receivable as of September 30, 2003, respectively.

Government sales accounted for 89% and 71% of the Company’s revenue for the three and nine months ended September 30, 2004, respectively. Government sales accounted for 12% and 22% of the Company’s revenue for the three and nine months ended September 30, 2003, respectively. Government customers accounted for 90% and 8% of the Company’s accounts receivable as of September 30, 2004, and 2003, respectively.

8. Comprehensive Loss

For the three and nine months ended September 30, 2004, and 2003, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

9. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, convertible preferred stock and convertible promissory notes. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, and convertible notes to purchase or convert 13,009,009 and 11,232,632 shares of common stock at September 30, 2004, and 2003, respectively, and zero and 2,166,576 shares of common stock issuable upon conversion of Series E preferred stock as of September 30, 2004, and 2003.

10. Segment Information

Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company’s management. Under this definition, the Company operated, for all periods presented, as a single segment.

11. Related-party Transactions

Revenue Recognized

During the three months ended September 30, 2004, ISS was no longer considered a related-party. For the nine months ended September 30, 2004, the Company recognized $231,000 in revenue through related-party sales to ISS. The Company purchased certain assets from ISS and BSG on December 29, 2003, in a cash and common stock transaction (see Note 3).

KRDS Real Property Lease

As a result of the merger with SSP-Litronic, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of SAFLINK’s subsidiary, Litronic. SAFLINK recognized rent expense of approximately $71,000 for the three months ended September 30, 2004. The lease expires in the year 2012.

12. Contingencies

On February 6, 2004, Litronic received notice from the Environmental Protection Agency (“EPA”) regarding the Omega Chemical Superfund Site (“Omega Site”). The notice states that Litronic is a potentially responsible party (“PRP”) that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or a de minimis quantity. As such, the notice is intended to offer Litronic the opportunity to resolve its liability for waste disposed at the Omega Site. The notice also states that if Litronic accepts the settlement offer, it can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRP’s, who potentially have claims against Litronic. The settlement offer amount is $108,000 and Litronic accepted the EPA offer on September 24, 2004. Litronic has been advised by its legal counsel and believes that there will be no further liability regarding this claim from the EPA or other PRP’s. As such, Litronic accepted the settlement offer of $108,000, which Litronic previously recorded as an accrued expense.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s guaranteed minimum lease payments as of September 30, 2004, were as follows (in thousands):

Remainder of 2004	$300
2005	1,131
2006	958
2007	771
2008	781
2009 and beyond	1,718

Total	$5,659

13. Liquidity and Capital Resources

The Company had working capital of $25.7 million and $6.7 million at September 30, 2004, and December 31, 2003, respectively. At September 30, 2004, the Company’s balance of cash and cash equivalents totaled $26.6 million. However, the Company incurred losses from operations for both the year ended December 31, 2003, and the nine months ended September 30, 2004. The Company expects to incur additional losses in the remainder of 2004.

On February 26, 2004, the Company entered into a common stock purchase agreement and registration rights agreement with certain accredited institutional investors, pursuant to which the Company agreed to issue and sell an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million (Note 4). As described more fully in Note 4, due to the Company’s potential obligation to settle the warrants in cash if the terms of the registration rights agreement were not met, the fair value of the warrants were originally recorded as a liability rather than an equity award. The terms of the registration rights agreement were amended in September 2004 and the warrant liability was removed from the liability section into equity.

On July 20, 2004, certain holders of outstanding warrants to purchase shares of the Company’s common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in gross proceeds of approximately $11.2 million (Note 4). In order to encourage early exercise of the warrants by the warrant holders, the Company agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share.

On August 6, 2004, the Company closed its merger with SSP-Litronic. At the time of the closing, SSP-Litronic, had $14.8 million in cash, cash equivalents and investment securities and the Company issued 40,137,148 common shares to acquire all of the outstanding common shares of SSP-Litronic. As part of the merger, the Company assumed convertible notes with a principal balance of approximately $1.4 million as of September 30, 2004, which are explained further in Note 6.

The private placement of the Company’s common stock, the reduced pricing for warrants exercised, and the merger with SSP-Litronic provided the Company with a substantial amount of capital, but was dilutive to

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

stockholders. While the Company does not anticipate the need to raise additional capital after having closed the special warrant offering, future capital needs will depend on many factors including, but not limited to:

•	the ability to extend terms received from vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to the Company’s products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	a downturn in the economy.

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

This quarterly report on Form 10-Q contains statements and information about management’s view of our future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the sections of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

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

Overview

We offer biometric security, smart card, and public key infrastructure (“PKI”) solutions that protect intellectual property, secure information assets, and eliminate passwords. Our software provides Identity Assurance Management™, allowing administrators to verify the identity and control access to computer networks, physical facilities, applications, and time and attendance systems.

Our products are designed to eliminate the problems associated with password management by measuring human characteristics such as voiceprint, fingerprint, iris pattern, and facial contours, which are virtually impossible to duplicate. This type of authentication makes it more convenient for end-users to access their computer accounts or facilities, while improving the security of these accounts and reducing the overhead costs of maintaining them.

Our products are designed for large-scale and complex computer networks, facilities, and manufacturing automation systems, and allow users seeking access or performing transactions to be identified using various biometric or smart card technologies. Our products comply with recognized industry standards, which allow us to integrate a large variety of technologies within a common application environment without costly development related to each technology. Our products also provide our customers with the flexibility to deploy a mixture of different biometric or smart card technologies within their network to meet specific user and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying network support infrastructure.

We derive revenue from license fees for software products, manufactured hardware sales, the reselling of hardware and third-party software that is complimentary to our core products, and from fees for services relating to the software and hardware products including maintenance services, training, installation, and programming and integration consulting services.

Merger with SSP Solutions, Inc.

On August 6, 2004, we completed our merger transaction with SSP Solutions, Inc., dba SSP-Litronic, following which SSP-Litronic became a wholly-owned subsidiary of SAFLINK. In the merger, we acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of our common stock. We issued 40,137,148 shares of our common stock in exchange for the outstanding shares of SSP-Litronic common stock.

In connection with the merger, we assumed each option, warrant and promissory note exercisable for or convertible into shares of SSP-Litronic common stock, and those securities are now exercisable for or convertible into shares of our common stock, with appropriate adjustments to reflect the merger. We filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4, which became effective on June 28, 2004, with respect to the shares of our common stock issued in the merger. In addition, we filed with the SEC a registration statement on Form S-8 on August 13, 2004, to register the shares of our common stock issuable upon exercise of the assumed options held by then current employees and consultants of SSP-Litronic. On October 15, we filed a current report on Form 8-K that included; 1) the unaudited condensed consolidated financial statements of SSP Solutions, Inc. at and for the three and six month periods ended June 30, 2004 and 2003, 2) SAFLINK and SSP Solutions, Inc. unaudited pro forma condensed consolidated financial statements for the twelve month period ended December 31, 2003, and at and for the six month period ended June 30, 2004, and 3) consolidated financial statements of SSP Solutions, Inc. as of December 31, 2003, and 2002, and for each of the years in the two-year period ended December 31, 2003. Also on October 15, 2004, we filed a registration statement with the SEC on Form S-3 related to the resale of the shares of our common stock issuable upon exercise or conversion of warrants, promissory notes, and certain other options assumed by us in the merger.

Immediately following the effective time of the merger, our board of directors was reconstituted to consist of the following six directors: Glenn L. Argenbright, Gordon E. Fornell, Richard P. Kiphart, Steven M. Oyer, Kris Shah and Marvin J. Winkler. Since the closing of the merger, Lincoln D. Faurer and Frank J. Cillufo were elected to the board of directors on September 30, 2004 and October 25, 2004, respectively. In addition, on August 9, 2004, SSP-Litronic, changed its name to Litronic, Inc. (“Litronic”) following the filing of an amendment to its certificate of incorporation with the Secretary of State of the State of Delaware.

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

Asset Purchase from BSG and ISS

On December 29, 2003, we acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc., a Maryland corporation (“ISS”) and Biometric Solutions Group, Inc., a Delaware corporation (“BSG”). We accounted for the purchase arrangement as a business combination. The primary reason we made the purchase was to expand our market by entering the physical access market and to meld the physical access product into our existing logical access product. This technology also plays a vital role in the manufacturing automation systems market.

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

Revenue Recognition

We believe a critical accounting policy is revenue recognition and it affects the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We derive revenue from license fees for software products, manufactured hardware sales, reselling of hardware and third-party software, and fees for services relating to the software products including maintenance services, technology and programming consulting services.

We recognize revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9 and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from software or data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If our software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. Other software delivered under a license includes a first year of maintenance, in which case the value of such maintenance is recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

Revenue from some data security hardware products contains embedded software. However, the embedded software is incidental to the hardware product sale. We also act as a reseller of third-party hardware and software applications. Such revenue is recognized upon delivery of the hardware, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product, the revenue is recognized in accordance with Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts (ARB 45), using the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, as amended by Staff Accounting Bulletin No. 104.

Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We have applied the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS No. 144), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets and those described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2003. We may not be able to successfully address these risks and difficulties.

We incurred net losses attributable to common stockholders of $7.2 million and $11.6 million for the three and nine months ended September 30, 2004, respectively. These results include a non-cash charge of $2.2 million related to the modification of warrants in July 2004. This is compared to net losses attributable to common stockholders of $2.5 million and $7.9 million for the three and nine months ended September 30, 2003, respectively. The net losses attributable to common stockholders for the three and nine months ended September 30, 2004, included a non-cash loss of $29,000 and a non-cash gain of $1.8 million, respectively, from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2004, as compared to the three and nine months ended September 30, 2003.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and nine months ended September 30, 2004, and 2003: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of revenue from sales of licenses to use software produced by us, the sale of hardware produced by us, and from the re-sale of hardware and software applications purchased from third parties. Service revenue consisted of revenue from post-contract customer support, consulting and integration services, and training. During the three months ended September 30, 2004, software license sales were $199,000, sales of hardware and third party software were $1.7 million, while service revenue was $487,000. During the same period in 2003, software license sales were $169,000, while sales of hardware and services were $162,000 and $432,000, respectively. Total revenue of $2.4 million for the three months ended September 30, 2004, increased $1.6 million, or 216%, from revenue of $763,000 for the three months ended September 30, 2003. The increase in total revenue can primarily be attributed to the addition of Litronic sales, which were combined with ours beginning August 6, 2004. Revenue of $4.1 million for the nine months ended September 30, 2004, increased $2.6 million, or 171%, from revenue of $1.5 million for the nine months ended September 30, 2003. This increase for the nine months can also be primarily attributed to sales related to Litronic and a larger direct sales force when compared to the same period in 2003.

Total cost of revenue included product cost of revenue and service cost of revenue. Product cost of revenue consisted of packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended September 30, 2004, cost of revenue from software, hardware and third party software, and services were $1,000, $850,000 and $311,000, respectively. Cost of revenue also included amortization of intangibles of $463,000 for the three months ended September 30, 2004, which was related to the acquisition of assets from BSG and our merger with Litronic. During the same period in 2003, cost of revenue from software, hardware and services were $2,000, $123,000 and $175,000, respectively. There was no amortization of intangibles included in cost of revenue for three months ended September 30, 2003. Total cost of revenue for the three months ended September 30, 2004, of $1.6 million, increased $1.3 million, or 442%, from cost of revenue of $300,000 for the same period in 2003. This increase was primarily due to higher revenue in this period when compared to the same period in 2003, as well as the addition of intangible asset amortization to the cost of revenue related to the Litronic merger. Total cost of revenue of $2.8 million for the nine months ended September 30, 2004, increased $2.2 million, or 401%, from $554,000 during the same period in 2003. This increase can be attributed to the significantly higher revenue during the first nine months in 2004 when compared to the same period in 2003, as well as the added intangible asset amortization.

Our gross margins for the three months ended September 30, 2004, and 2003, were 33% and 61%, respectively. This decrease in gross margin was primarily due to the addition of intangible amortization related to the BSG acquisition and Litronic merger. Gross margins for the nine months ended September 30, 2004, and 2003, were 33% and 64%, respectively. This decrease was primarily due to the addition of intangible asset amortization in 2004 and the recognition of $110,000 in revenue during the first three months of 2003 from the expiration of a non-recurring service contract for which there were no direct costs of revenue recognized during that period.

With the closing of our merger with Litronic on August 6, 2004, our future gross margin results will be dependent upon revenue levels, since cost of revenue will now include amortization of intangible assets related to the Litronic merger, which will be approximately $671,000 next quarter and in all quarters of 2005, assuming no impairment to the intangible asset values.

Operating Expenses

Total operating expenses for the three months ended September 30, 2004, increased $2.8 million, or 96%, to $5.8 million from $3.0 million for the comparable period in 2003. This increase was largely due to the merger with Litronic which approximately doubled our headcount. From a functional operating expense perspective, this increase was primarily due to increased compensation and related benefits ($1.9 million), slightly increased travel and entertainment expenses ($59,000), increased advertising and promotion ($135,000), increased occupancy costs ($154,000), increased legal and professional services ($267,000), increased expense related to amortization and depreciation ($56,000), increased telephone and internet ($33,000), and other general costs ($242,000).

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2004, as compared to the same periods in 2003 (in thousands):

	Three months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$970	141%	$1,480	79%
Sales and marketing	842	65	1,357	37
General and administrative	727	83	1,080	40
Amortization of intangibles	30	—	58	—
Stock-based compensation	274	261	(262)	(40)

	$2,843	96%	$3,713	42%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product management and quality assurance personnel, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $970,000 during the three months ended September 30, 2004, compared to the same period in 2003. This increase was primarily due to increased headcount and facility costs in connection with our merger with Litronic. This overall net increase in product development expenses consisted of increases in the following functional categories: compensation and benefits ($703,000), occupancy ($62,000), travel and lodging ($51,000), legal and professional ($96,000), and a net increase in other general costs ($58,000).

For the nine months ended September 30, 2004, product development expenses increased $1.5 million compared to the same period in 2003. This increase was primarily due to increased in headcount, related to the acquisition of assets from BSG and the merger with Litronic, as well as the related benefits, travel expenses and occupancy costs for those employees.

With the closing of our Litronic merger, we expect that our product development expenses will increase slightly next quarter as we will include an entire three month period of Litronic operations in our consolidated results.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses increased $842,000 during the three months ended September 30, 2004, compared to the same period in 2003. This increase was primarily due to increased headcount and related benefits due to the Litronic merger. This overall net increase in sales and marketing expenses consisted of increases in the following functional categories: compensation and benefits ($509,000), occupancy ($42,000), advertising and promotion ($135,000), professional services ($107,000), and a net increase in other general expenses ($64,000), offset by a decrease in travel and lodging ($15,000).

For the nine months ended September 30, 2004, sales and marketing expenses increased $1.4 million compared to the same period in 2003. This increase was primarily due to increases in headcount and related benefits associated with the build out of our direct sales team and the additional headcount and occupancy costs related to the merger with Litronic.

With the closing of our merger with Litronic, we expect that our sales and marketing expenses will increase slightly next quarter as we will include an entire three month period of Litronic operations in our consolidated results. Commissions are a variable cost that will fluctuate with revenue and could substantially impact the operating expense results of sales and marketing.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses increased $727,000, during the three months ended September 30, 2004, compared to the same period in 2003. This increase consisted primarily of increases in compensation and benefits ($370,000), legal and professional services ($105,000), occupancy ($50,000), depreciation and amortization ($17,000), and a net increase in insurance and other general expenses ($185,000). This overall net increase can be attributed to the merger with Litronic. The increase in professional services can be attributed to consulting fees paid to ex-SSP-Litronic executives assisting in the merger integration.

For the nine months ended September 30, 2004 general and administrative expenses increased $1.1 million compared to the same period in 2003. This increase was primarily due to increases in headcount and related benefits and legal and professional services related to the merger with Litronic.

With the closing of our merger with Litronic, we expect that our general and administrative expenses will increase slightly next quarter as we will include an entire three month period of Litronic operations in our consolidated results. In addition, we expect to incur increased spending on professional services, consulting and travel as we work to integrate the two companies and comply with certain provisions of the Sarbanes-Oxley Act of 2002.

Amortization of Intangibles—Amortization of intangibles comes from the assets created from non-competition agreements as a result of our acquisition of BSG in December 2003 and our merger with Litronic in August 2004. Amortization of intangibles, which relates to non-competition agreements, totaled $30,000 and $0, during the three months ended September 30, 2004, and 2003, respectively. Amortization of intangibles for the nine months ended September 2004, and 2003, was $58,000 and $0, respectively. Amortization of intangibles will increase in the next quarter and in 2005 because Litronic operations will be combined with our results going forward.

Stock-based Compensation—Stock-based compensation primarily consists of the amortization of deferred compensation related employee grants of options to purchase common stock or restricted stock and options to purchase common stock granted for professional services. Stock-based compensation increased $274,000, during the three months ended September 30, 2004, compared to the same period in 2003. This increase consisted of an increase in amortization related to employee deferred compensation ($315,000), offset by a decrease in stock-based compensation related to professional services ($41,000).

For the nine months ended September 30, 2004, stock-based compensation decreased $262,000 compared to the same period in 2003. This decrease was primarily due to a decrease in stock-based compensation for professional services ($595,000), offset by an increase in amortization related to employee deferred compensation ($333,000).

Interest expense

Interest expense for the three and nine months ended September 30, 2004, was $22,000, compared to $6,000 and $11,000, respectively, for the same periods in 2003. Interest expense during 2004 and 2003 consisted of interest accrued from the financing of certain insurance policies over a nine month period. Interest expense during the three and nine months ended September 30, 2004, also included expense related to convertible notes assumed in the Litronic merger.

Other income

Other income for the three and nine months ended September 30, 2004, was $73,000 and $107,000, respectively, compared to $20,000 and $51,000, respectively, for the same periods in 2003. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase was due to increased cash balances during 2004 when compared to 2003.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three and nine months ended September 30, 2004, resulted in a loss of $29,000 and a gain of $1.8 million, respectively. The non-cash loss for the three months ended September 30, 2004, is related to marking to market the warrants issued in connection with our February 2004 financing, and represents the change in estimated fair value between the last day of the previous reporting period, June 30, 2004, and the day in which the registration rights agreement was amended, September 28, 2004. We amended the registration rights agreement to substitute our cash obligation to remedy any conditions that were not met, with shares of common stock instead. The fair value of the outstanding warrants as of September 28, 2004, was reclassified to equity as the potential cash penalties related to not meeting certain criteria specified in these warrants were amended to be remedied in our common stock, thus eliminating the debt characteristics of these warrants.

Our Series A warrants and the related placement agent warrants that were issued on June 5, 2001, contain a cash redemption provision that is triggered if we issue, in a business combination, capital stock that represents more than 40% of our outstanding common stock immediately prior to such issuance. The Litronic merger qualified as a triggering event because we issued more than 40% of its common stock in connection with the merger. The cash redemption value was measured as of August 2, 2004, the date the warrant holders were officially notified of the merger by us, and, in accordance with the warrant provisions, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 105%, and a remaining contractual life of 1.8 years, as the warrants expire on June 5, 2006. As of August 2, 2004, there were Series A warrants and placement agent warrants outstanding to purchase 244,000 and 192,000 shares of our common stock, respectively. Exercise prices of the warrants ranged from $1.30 to $3.06. The total cash redemption value was estimated to be $765,000 as of August 2, 2004, and is fixed as long as the warrants are outstanding.

On August 6, 2004, the closing date of the merger, these warrants were reclassified as a long-term liability in accordance with SFAS 150 because the warrants now contain characteristics of a debt instrument. The outstanding warrants were valued as of September 30, 2004, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, volatility of 75%, and a remaining contractual life of 1.7 years. The value of the warrants includes the value of the cash redemption provision, which was determined using a Black-Scholes model with similar assumptions. The value of the warrants was estimated to be $937,000, as of September 30, 2004, and is classified as a long-term liability. Each interim period and year end, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants.

Income tax provision

We recorded an income tax provision of $12,000 for the three months ended September 30, 2004, and have recorded a total of $38,000 in income tax provision for the nine months ended September 30, 2004. This represents the income tax effect of goodwill amortization created by the BSG asset purchase. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the goodwill amortization deductible for tax purposes was 36%. There was no tax provision or benefit recorded during the comparable periods in 2003.

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2004, primarily from our working capital. As of September 30, 2004, our principal source of liquidity largely consisted of $26.6 million of cash and cash equivalents.

We expended $12.9 million in operating activities during the first nine months of 2004, compared to $8.3 million for the same period in 2003. The net loss of $9.4 million for the nine months ended September 30, 2004, which was reduced by a non-cash warrant valuation gain of $1.8 million, represents the majority of the cash used in operations. Significant adjustments to the net loss were increases of $1.4 million and $751,000 in accrued liabilities and accounts payable, respectively, and an increase of $836,000 in other current assets.

Investing activities provided a net $12.8 million during the nine months ended September 30, 2004. We acquired $13.4 million in cash, net of transaction costs paid, as a result of the merger with Litronic. We used $539,000 for purchases of furniture, equipment and software to support our increased headcount and to increase operating efficiency, compared to $546,000 for the same period in 2003.

Net cash provided from financing activities was $19.6 million in the first nine months of 2004, compared to $11.4 million during the same period in 2003. During the first nine months of 2004, we received $8.6 million in net proceeds in connection with our February 2004 financing. We also received $10.8 million in exercises of warrants, primarily from the July special warrant offer, and $177,000 from options to purchase our common stock. During the first nine months of 2003, cash provided by financing activities included $9.9 million in net proceeds for various warrant exercises and $1.5 million from stock option exercises.

Cash and working capital as of September 30, 2004, were $26.6 million and $25.7 million, compared to $7.1 million and $6.7 million as of December 31, 2003, respectively. The increase in our cash and working capital as of September 30, 2004, compared to December 31, 2003, was primarily due to the net proceeds of $8.6 million from our February 2004 financing, net proceeds of $10.8 million from the July 2004 special warrant offering, and $13.4 million acquired in the Litronic merger, net of direct merger costs paid. These proceeds were offset by normal operating expenses and merger-related fees.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through September 30, 2004, and as of September 30, 2004, we had an accumulated deficit of $107.5 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

As a result of the $11.2 million in gross proceeds from warrant exercises in July 2004 and the closing of the Litronic merger, we have increased our cash and cash equivalents balance to $26.6 million as of September 30, 2004. We believe we have sufficient funds to continue our combined operations beyond December 31, 2005, assuming no significant and unexpected uses of cash. However, our forecast is based upon certain assumptions, which may differ from actual future outcomes. Additionally, without a substantial increase in sales or a reduction in expenses, we will continue to incur operating losses. Other than the $750,000 accounts receivable financing line maintained by Litronic, we currently do not have a credit line or other borrowing facility to fund our operations.

Our significant fixed commitments with respect to note obligations, leases and inventory purchases as of September 30, 2004, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	2004	2005 & 2006	2007 & 2008	2009 & After
Contractual Obligations
Convertible Notes	$1,360	$—	$1,360	$—	$—
Operating Leases	5,659	300	2,089	1,552	1,718
Unconditional Purchase Obligations	314	314	—	—	—

Total Contractual Cash Obligations	$7,333	$614	$3,449	$1,552	$1,718

Our February 2004 financing, the July 2004 reduced pricing for warrants exercised, and the Litronic merger provided us with a substantial amount of capital, but were dilutive to stockholders. While we do not anticipate the need to raise additional capital after having closed the February 2004 financing, the Litronic merger and the July 2004 special warrant offering, our future capital needs will depend on many factors including, but not limited, to:

•	the ability to extend terms received from vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to our products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	a downturn in the economy.

Changes in these factors, among others, may require us to raise additional capital in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

We completed our merger transaction with SSP-Litronic on August 6, 2004, and we are in the process of integrating our operations with the business of Litronic. The integration will require significant effort on our part, including the coordination of our research and development and sales and marketing efforts. We may find it difficult to integrate the operations of Litronic, and vice versa. We have a large number of employees in widely dispersed operations in California, Washington, Virginia and other locations, which increases the difficulty of integrating operations. Litronic personnel may leave Litronic because of the merger. Litronic customers, distributors or suppliers may terminate their arrangements with Litronic, or demand amended terms to these arrangements. The challenges involved in this integration include, but are not limited to, the following:

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

We cannot be certain that we will successfully integrate the business of Litronic in a timely manner or at all, or that we will realize any of the anticipated benefits from the merger. Risks associated with the failure to integrate the business of Litronic in a timely manner, or at all, include:

•	the impairment or loss of relationships with employees, customers, and suppliers as a result of integration of management and other key personnel;

•	the disruption of our ongoing business and distraction of our management; and

•	unanticipated expenses related to integration of the two companies.

We have accumulated significant losses and may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of approximately $107.5 million from our inception through September 30, 2004. We have continued to accumulate losses after September 30, 2004, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

In our merger transaction with Litronic we assumed options, warrants and convertible promissory notes of Litronic that, as of November 10, 2004, represented the right to acquire 3,409,427 shares of our common stock, 2,303,911 of which have exercise or conversion prices below the fair market value of our common stock of $2.34 as of November 10, 2004.

As of November 10, 2004, 79,327,413 shares of our common stock were outstanding. In addition, including the securities assumed in the Litronic merger, there were 13,009,009 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory notes. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. As of November 10, 2004, options to acquire 8,177,806 shares of our common stock were outstanding and our existing stock incentive plan had 3,972,749 shares available for future issuance.

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

Because they own approximately 52% of our common stock, seven stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Seven of our stockholders (together with their affiliates) beneficially own approximately 52% of our outstanding common stock as of November 10, 2004. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and convertible promissory notes representing the right to acquire an additional 1,362,404 shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 53% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

Our reported financial results will suffer as a result of purchase accounting treatment, the impact of amortization of certain intangibles relating to the merger with Litronic and the direct transaction costs of the merger, and may suffer further if goodwill is deemed in the future to have been impaired.

We have accounted for the merger as a purchase of Litronic by us under the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for the Litronic common stock and for options and warrants to purchase Litronic common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring Litronic. We allocated these costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as developed technology, acquired trade names, acquired patents, customer relationships, and non-competition agreements based on their respective fair values. Goodwill will be tested at least annually, and may be deemed in the future to have been impaired. As a result, the purchase accounting treatment for the merger will result in a reduction of earnings and earning per share for the foreseeable future. This change could cause the market price of our stock to decline.

Any acquisition we make in the future could disrupt our business and harm our financial condition.

To date, most of our revenue growth has been created by acquisition. In any future acquisitions or business combinations, we are subject to numerous risks and uncertainties, including:

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

One customer accounted for 15% (Bearing Point) of our revenue for the nine months ended September 30, 2004, while two customers accounted for 29% and 11% of our revenue for the nine months ended September 30, 2003. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Government sales accounted for 89% and 71% of our revenue for the three and nine months ended September 30, 2004, respectively. Government customers accounted for 90% and 8% of our ending accounts receivable for the periods ending September 30, 2004, and 2003, respectively.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to United States government agencies accounted for 71% and 22% of Litronic’s consolidated net revenues for the nine months ended September 30th 2004, and 2003, respectively. Our sales to these agencies are subject to risks that include:

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

Certain of our products have lengthy sales cycles while customers complete in-depth evaluations of the products and receive approvals for purchase. In addition, new product introduction often centers on key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product. As a result of the lengthy sales cycles, we may incur substantial expenses before we earn associated revenues because a significant portion of our operating expenses is relatively fixed and based on expected revenues. The lengthy sales cycles make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their minds. If customer cancellations or product delays occur, we could lose anticipated sales.

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

We have a long-term liability related to warrants and the value is dependant upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. As long as the warrants are outstanding, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. This fluctuation will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of September 30, 2004, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been either increased or decreased by approximately $85,000, respectively.

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

On August 6, 2004, we completed our merger transaction following which Litronic became our wholly-owned subsidiary. In connection with the merger, we conducted an evaluation of Litronic’s internal controls over financial reporting and believe them to be adequate with respect to the financial information consolidated from Litronic in this quarterly report.

Other than changes resulting from the Litronic merger, there has been no significant change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We completed our merger transaction with Litronic, Inc., formerly known as SSP Solutions, Inc., dba SSP-Litronic, on August 6, 2004, following which Litronic became a wholly-owned subsidiary of SAFLINK. Litronic had been named as a potentially responsible party, or PRP, along with many other PRPs, that contributed to groundwater and soil contamination at the Omega Chemical Superfund Site in Whittier, California. On September 24, 2004, Litronic executed a settlement with the EPA.

The cost of this proposed settlement of $108,000 had been accrued by Litronic prior to the closing of the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2004, we issued an aggregate of 4,473,806 shares of common stock to certain holders of outstanding warrants to purchase shares of our common stock who exercised those warrants for cash, resulting in gross proceeds of approximately $11.2 million. In order to encourage early exercise of the warrants by the warrant holders, we agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. All other material terms of the warrants, including the number of shares issuable upon exercise of the warrants and their expiration date, remained unchanged. The proceeds from the warrant exercises were held in a third-party escrow account and, upon closing of the Litronic merger on August 6, 2004, the funds were released to us and we issued the shares of common stock to the warrant holders. We intend to use the proceeds received from exercises of the warrants for working capital and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held on August 5, 2004, our stockholders approved the issuance of shares of our common stock pursuant to the terms of the agreement and plan of merger and reorganization, dated as of March 22, 2004, by and among SAFLINK, Spartan Acquisition Corporation and SSP Solutions, Inc., as amended, with the following votes:

	Votes	Percent of Voted
For	15,305,865	99.23%
Against	92,792	0.60%
Abstain	25,457	0.17%
Broker non-votes	8,072,625	—

At the annual meeting, our stockholders also approved an amendment to our certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 100,000,000 to 500,000,000 shares, with the following votes:

	Votes	Percent of Voted
For	22,636,071	72.21%
Against	826,906	2.64%
Abstain	33,762	0.11%
Broker non-votes	—	—

The following nominees for election as directors, to hold office until their successors are duly elected and qualified, received the number of votes at the annual meeting set opposite their respective names below:

Nominee	For	Percent of Voted	Abstain	Percent of Voted
Glenn L. Argenbright	23,407,032	74.67%	89,707	0.29%
Frank M. Devine	23,418,515	74.71%	78,224	0.25%
Gordon E. Fornell	23,422,419	74.72%	74,320	0.24%
Terry N. Miller	23,422,139	74.72%	74,600	0.24%
Steven M. Oyer	22,982,206	73.31%	514,533	1.65%

Immediately following the effective time of the Litronic merger on August 6, 2004, our board of directors was reconstituted to consist of the following six directors:

Glenn L. Argenbright

Gordon E. Fornell

Richard P. Kiphart

Steven M. Oyer

Kris Shah

Marvin J. Winkler

In addition, Frank J. Cillufo and Lincoln D. Faurer were subsequently elected to our board of directors.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of SAFLINK Corporation		8-K	3.2	000-20270	8/13/2004

3.2	Amendment to Bylaws of SAFLINK Corporation	X

4.1	Amendment to Warrant of SAFLINK Corporation		8-K	99.1	000-20270	8/02/2004

10.1	Employment Agreement, Kris Shah*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: November 15, 2004	By:	/s/ JON C. ENGMAN
Jon C. Engman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Certificate of Amendment to Restated Certificate of Incorporation of SAFLINK Corporation		8-K	3.2	000-20270	8/13/2004

3.2	Amendment to Bylaws of SAFLINK Corporation	X

4.1	Amendment to Warrant of SAFLINK Corporation		8-K	99.1	000-20270	8/02/2004

10.1	Employment Agreement, Kris Shah*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.