Form 10-K
period 2004-12-31
SAFLINK CORP
filed 2005-03-31
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $40,288,692.

There were 79,806,989 shares of the registrant’s common stock outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2005 annual meeting of stockholders.

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

Overview

SAFLINK Corporation offers software and hardware solutions for protecting critical business assets. SAFLINK’s solutions provide Identity Assurance Management™, a framework designed to improve trust through secure authentication, verification and management of identities. Our products allow an enterprise, commercial or governmental, to verify the identity of users and control their access to computer networks, physical facilities, applications, event tracking systems, and time and attendance systems. For logical and physical access control needs, SAFLINK develops biometric and smart card application software and hardware, and also resells biometric and smart card hardware and device control software from leading manufacturers. Biometric technologies automatically identify computer users by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access. Smart card solutions operate similarly for identity verification and authentication and have historically been used in conjunction with a Public Key Infrastructure (PKI) deployment. Smart cards employing PKI technology can be used for logical access decisions as well as securing electronic communications. The combination of biometrics with smart cards or other security tokens is known as “credentialing.” Credentialing is emerging as a significant market in the security industry, especially in government sectors.

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

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement given the complex nature of enterprise computer systems. However, recent advances in the development of integrated biometric software solutions, reduced cost of biometric devices, and the emergence of recognized industry standards to connect biometric components to applications have reduced the cost of implementing biometrics in enterprise environments. There have been a number of security, or credentialing, initiatives launched inside the federal government within the past 24 months that employ biometrics and tokens as primary authentication components to enhance security. Some of these programs include the Department of Homeland Security’s (DHS) US-VISIT program and the Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) and Registered Traveler programs. In addition, Homeland Security Presidential Directive (HSPD) 12, issued in August of 2004, outlines the need for interoperable credentials for federal and Department of Defense employees. HSPD-12 has led to the creation of new Federal Information Processing Standards (FIPS) for personal identity verification (PIV) that is expected to impact all federal procurements.

As a result, we believe the federal government will lead the way in terms of defining the credentialing market and developing the key standards to be followed in employing credentialing or other security solutions. We also believe that the commercial market is being influenced by recent developments in the governmental sector and that private organizations will begin to employ similar solutions in the near future. With multi-factor authentication for identity management, an organization can improve access control by combining multiple authentication methods. This allows the organization to set the level of security and user convenience and reduce the cost of password administration associated with many existing security systems.

Our software and hardware products are designed for large-scale and complex computer networks, facilities, and manufacturing automation systems, and allow users seeking access or performing transactions to be identified using authentication technologies. Our products comply with recognized industry standards, which allows us to integrate a variety of authentication technologies within a common application environment without costly development related to each technology. Our products provide our customers with the flexibility to deploy a mixture of different technologies within their network to meet specific user and environmental requirements while providing protection against technology obsolescence since new devices can be added to, or upgraded within, the system without replacing or modifying the underlying network support infrastructure.

In December 1997, SAFLINK and the National Security Agency (NSA) jointly introduced and demonstrated the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. HA-API was developed by SAFLINK under a contract from the NSA and was subsequently released into the public domain as a proposed biometric interoperability standard. HA-API subsequently became the basis of the next generation standard called BioAPI. BioAPI was published by the American National Standards Institute (ANSI) in February 2002, and has been designated as ANSI/INCITS 358-2002, The BioAPI Specification. Version 2.0 of this standard is now progressing through the International Organization for Standardization (ISO). It is currently at Final Draft International Standard (FDIS) level and ballot approval is expected to take place in the second half of 2005. One of our employees serves as the elected Chair of the BioAPI Consortium that represents over 120 organizations that collaborated to develop the original BioAPI standard and is the technical editor of the 2.0 version at ISO. This SAFLINK employee also serves as an officer in Technical Committee M1 (Biometrics) within the International Committee for Information Technology Standards (INCITS), which is developing a number of biometric standards in the areas of interfaces, biometric data formats, testing, and conformance, and serves at the U.S. Head of Delegation to ISO/IEC JTC1 SC37, which is the ISO subcommittee responsible for developing biometric standards. We also support other related biometric standards efforts, including the Common Biometric Exchange Formats Framework (CBEFF) specification, also recently adopted by ANSI, and we intend to keep all of our products compliant with these and other standards as they continue to evolve.

We are positioning and promoting our SAFLINK brand in conjunction with selected biometric, smart card and other identification technologies currently available in the marketplace including those from:

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

Available Information

We are headquartered at 777 108th Avenue NE, Bellevue, WA 98004. We file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s public reference room at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

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

With the growth of electronic commerce and the realities of business operations, access points to the Internet and enterprise networks have increased significantly, and now include desktops, home PCs, mobile laptops, and hand-held devices. Using passwords as the primary method of verifying the identity of users (remote and local) is subject to a number of security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a user’s pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Attempts to increase security by requiring complex passwords comprised of letters, numbers, and symbols are often met with significant resistance by employees. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity. Disgruntled or unethical employees also account for a large percentage of the increasing incidence of significant financial loss from unauthorized access to electronic data or files.

Traditional methods of controlling physical access to buildings and secure areas also have a number of risks. PINs, magnetic stripe cards, and radio frequency badges, by themselves have security vulnerabilities. Risk at the physical access points can be reduced by deploying technology that utilizes multiple authentication methods and device solutions.

Organizations performing computer-based electronic transactions, such as recording actions taken in a manufacturing process, the act of dispensing pharmaceuticals, or the process of approving electronic documents, need to have a simple and secure way of authenticating digital signatures. The use of biometric authentication represents a cost-effective means of providing positive proof of identity when auditing events or approving computer-based transactions. The resultant audit trail of events links certain events to an individual’s unique biometric characteristics.

We believe that a sustainable market is developing for higher assurance authentication technologies used in information security, data privacy, and electronic access control applications. There are several factors that we believe will contribute to the growth of this industry:

•	Concern regarding critical infrastructure security continues to gain significant attention since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. Large government security initiatives, such as the DHS’s US-VISIT, and TSA’s TWIC and Registered Traveler programs have been launched within the last 24 months, and focus on employing biometric components in credentialing to increase security of our nation by limiting and identifying access into and out of key checkpoints such as border crossings, airports and sea ports. The private sector is also recognizing the importance of securing networks and facilities against attacks by terrorists and is seeking higher assurance methods of user authentication.

•	Legislation and regulations adoption —such as the landmark Health Insurance Portability and Accountability Act (HIPPA) healthcare regulations, the Gramm-Leach-Bliley Financial Modernization Act, and California bill 1386—require that customer information, data, and financial records be kept secured, and outline substantial penalties for failure to do so. The FDA regulation 21CFR Part 11 requires positive authentication of digital signatures placed on electronic records created within regulated industries such as pharmaceutical manufacturing.

•	Federal directives, such as Homeland Security Presidential Directive (HSPD) 12, are defining the need for interoperable credentials for federal and Department of Defense employees. HSPD-12 has led to the creation of a new Federal Information Processing Standards (FIPS) standard for personal identity verification (PIV) that will impact all federal procurements.

•	Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems by hackers and unauthorized access by disgruntled employees.

•	The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

•	The cost and inconvenience of using multiple or complex passwords that are frequently changed. Businesses are realizing true cost and time savings by implementing password alternatives for user authentication.

•	The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption “keys” used to lock up the data. Today, these keys are generally stored in computers or smart cards and are commonly protected by PINs or passwords. We believe biometrics will play an increasingly important role in protecting these keys from unauthorized access.

•	IT industry leaders such as Microsoft, Citrix, Computer Associates, Dell, Hewlett Packard, Novell, MPC Computers, IBM, and Intel are supporting the integration of biometrics within their system platforms and have publicly announced that information security is a top corporate focus.

•	Falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in accuracy, performance, and acceptance of this technology have made integration of biometrics for physical access, desktop PCs, and portable computers a cost effective security alternative for the public sector and commercial market.

•	New biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors such as Targus and Panasonic.

•	The International Biometric Industry Association (IBIA), the industry’s official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism.

•	The BioAPI Consortium, a group of over 120 organizations from the biometrics industry, government and information technology vendors, was successful in having the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry-standard specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies. This standard is now before the International Organization for Standards (ISO) for balloting to become an international standard.

Quantifiable Business Benefits

Our credentialing solutions are designed to ensure protection, security, and safety for an enterprise’s computer network, facilities, and intellectual property, as well as to provide increased convenience in accessing physical and computer network locations. Specifically, these benefits include:

•	Increased network security. Our solutions economically address a critical security threat by eliminating passwords for the primary network login and application access by replacing them with the stronger means of authentication—unique individual identifier, such as a fingerprint, iris pattern, voice pattern, or facial characteristic or token and smart card-based security.

•	Increased facility security. Our solutions help protect enterprise facilities by extending the use of biometrics and token credentials to physical access points.

•	Convenience and productivity. Biometric authentication allows users to be more productive by replacing their traditional text- based passwords with a unique individual identifier they cannot lose or forget.

•	Centralized management. Significant cost savings can be realized by combining the management of security infrastructure into a centralized system. Security systems based on proprietary technology require dedicated personnel, computer software and hardware, and redundant backup systems in order to perform adequately. SAFLINK’s Identity Assurance Management software solutions offer a centralized system to control and reduce risk from a broad range of security vulnerabilities. Since this system and its controls can be integrated within existing computer architecture at the operating system level, it allows companies to establish security without additional computer components and to substantially reduce administrative overhead required by disparate systems.

•	Compatibility with leading single sign-on systems and popular enterprise software applications. Our solutions are designed to interface with leading third-party single sign-on systems and software applications to provide the convenience and security of biometric authentication at the application and transaction level in addition to the primary network login.

•	ROI/Administrative cost savings. Our solutions can provide significant cost savings to existing network and operational infrastructure. For example, an IDC report estimates that the annual cost of password management is approximately $200 to $300 per user. Since our network security solutions can cost as little as $40 per user for a permanent license, customers can achieve a rapid return on investment by replacing passwords with biometrics.

•	Reduced loss of intellectual property. A 2003 report by the FBI indicates the average company loses $2.7 million in intellectual property (IP) per year due to unauthorized computer security breeches. By preventing password fraud and verifying the identity of individuals attempting to access files, applications, and data containing intellectual property, companies can reduce the loss of IP and maintain competitive advantages that their IP provides.

•	Reliable audit capabilities. Our solutions also provide the ability to track individual logins, logoffs, biometric enrollments, and other biometric related network events, which help to mitigate fraud and ensure compliance with government regulations.

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

Industry-Specific Value Proposition

Over the past 24 months, our strategy has been to assemble what we believed would be the necessary technological components to address the major security programs that were developing in the federal sector. Through internal development, acquisitions, and partnerships, we believe we have created a credentialing product suite well-suited to address these and other governmental initiatives. We then set out to establish key advisory or technology vendor positions on these programs, with the expectation that these programs could help define the security industry in both the public and private sectors.

As a result of our strategy and developments in the security industry, we have aligned our sales and marketing efforts across various vertical markets. While our products are not designed to provide functionality or features that are different across industries, we believe it is important that we position them differently when addressing the unique requirements and business drivers of the respective vertical markets. There are a number of internal and external market drivers which are specific to individual industries. We have focused our sales and marketing efforts on the following sectors:

Government

Due in part to the increased recognition of the need for infrastructure security following the events of 9/11, government agencies have been looking for a way to positively verify an individual’s identity. The use of biometric identification, in combination with smart cards or other tokens, is being considered in a number of federal agency credentialing projects as well as by the Department of Defense.

During 2004, government credentialing programs such as US-VISIT, TWIC and Registered Traveler entered new and important phases in their evolution. DHS awarded the multi-billion dollar US-VISIT program to the Smart Border Alliance, which is a consortium of companies that bid on the project, led by Accenture and includes SAFLINK. The US-VISIT program focuses on revamping the nation’s border entry and exit systems through the use of credentialing solutions, including biometrics. The TWIC program, designed to improve security in and around air and sea ports through the use of biometrics credentials for transportation workers, entered a prototype or limited deployment phase at 34 ports, affecting as many as 150,000 to 200,000 individuals. SAFLINK credentialing solutions account for a significant portion of the technology deployment for this phase of the TWIC program, which is being led by prime contractor, BearingPoint. The Registered Traveler program launched various pilot programs across the nation designed to assess the viability of using biometric credentials to increase the speed of security check-in processes at airports while also improving security. SAFLINK is bringing together a group of companies to pursue potential opportunities related to the Registered Traveler program.

In August 2004, the White House issued Homeland Security Presidential Directive (HSPD) 12. HSPD-12 calls for a “standard” identification verification methodology capable of serving government agencies. In addition to serving the agencies, the identification verification system will also act a reciprocal credential between agencies. The Computer Security Division of the National Institute of Standards and Technology (NIST) initiated a Personal Identity Verification (PIV) project and released new Federal Information Processing Standards (FIPS) known as FIPS 201. FIPS 201 was issued on February 25, 2005, and is the basis for planning and implementation by agencies by October 2005, as called for in HSPD 12. Among other details, HSPD 12 and the FIPS 201 documents call for standards for creating a government credential, with appropriate assurance of the identity of the government employee or contractor from trusted enrollment, as well as an electronic mechanism to rapidly validate the identity of holders of the credential. Government agencies will have four months to outline programs to demonstrate compliance with the directive and the agencies will have until October 2005 to institute programs compliant with the Personal Identity Verification project.

Interoperability is also a strong requirement in the government sector, since government agencies are often large and must accommodate a variety of individual and environmental requirements. We believe our standards-based approach to support credentialing solutions addresses these concerns, as demonstrated by our involvement on some the nation’s most important security initiatives.

Healthcare

One of the strongest market drivers in the healthcare industry is a broad series of government regulations, introduced by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), designed to protect the privacy of patient data. These regulations specify each healthcare organization must provide “irrefutable identification” of individuals accessing electronic patient information. Since biometric authentication is based on unique physical characteristics, it provides an effective solution to this problem—biometrics cannot be lost, borrowed or stolen. Multi-factor authentication is also a HIPAA requirement, which our products support through integration of unique user IDs, smart cards, tokens and RF badges.

Manufacturing

In the pharmaceutical manufacturing business, FDA regulations (21 CFR Part 11) dictate that individuals who are completing electronic forms relating to the various steps in researching, testing, or manufacturing an FDA regulated product must record their identity through a digital signature for any specific action. On the manufacturing floor, employees may have to authenticate as many as 300 times each shift. Not only is this cumbersome, but it takes time and can be subject to error. Our system also helps to prevent loss of intellectual property, which is a severe problem in manufacturing environments. A study by the American Society for Industrial Security (ASIS) estimates that the average manufacturing company loses $50 million in intellectual property per year due to theft. Since the utilization of biometrics can save time and provide audit trails and proof of identity, our value proposition here is very compelling.

Financial Services

Title V of the Financial Services Modernization Act of 1999 highlights the obligation of financial services institutions to protect the security and confidentiality of customer nonpublic personal information. Our products provide a valuable tool to help these institutions fulfill their obligations to protect information in their databases against unauthorized access. The elimination of passwords can provide banks a higher level of access protection while also providing financial savings by eliminating the management of multiple passwords. In the case of one of our Fortune 100 financial services clients, brokers are accessing as many as 30 applications in a given day, each with a unique username and password. By using biometric authentication and a single sign-on (SSO) solution, these brokers can now substitute one fingerprint for multiple passwords and improve their productivity while reducing password management costs.

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

Products

Our products support a wide variety of biometric and smart card technologies designed to improve security of workstations, computer networks, facilities and physical access points. Instead of a user providing a password, users provide either a unique biometric characteristic, using any one of a number of biometric technologies, or a PKI enabled smart card/credential. Our products can be divided into two groups: computer access products and physical access products.

Computer Access Products

Our enterprise products that are designed to operate in the computer network environment of large organizations include:

•	SAFsolution Enterprise Edition (SAFsolution) is a biometric, smart card and public key infrastructure (PKI) security solution that enables users to log on to their Windows® workstations and enterprise network domains based on Microsoft’s Active Directory™ and Windows 2000/2003 Server. Designed and tested for enterprise-level deployments, SAFsolution tightly integrates with Microsoft Active Directory to allow administrators to secure network and workstation access. SAFsolution works with a wide variety of biometric hardware devices, including fingerprint, voice, iris, and facial recognition devices to provide maximum flexibility for enterprise environments. SAFsolution also supports PKI-based smart cards as a second factor of authentication for those environments requiring the highest levels of access security. In situations where user detection and presence is required, SAFsolution integrates with radio frequency (RF) cards. This allows the software to automatically secure the workstation when the authenticated user leaves the area of the computer. SAFsolution Enterprise Edition fully leverages the Active Directory management infrastructure to provide advanced features for centralized policy management and event auditing as well as flexible biometric enrollment options necessary for large-scale deployments. SSO products provide fast and convenient connection to applications on a network by supplying a user’s password automatically from an encrypted file. We provide the initial user access to the SSO software product through a secure biometric verification of the user for enhanced security. SAFsolution Enterprise Edition also includes a feature that enables employees on a company network to share account privileges for specific work-related reasons, e.g., a senior executive who wishes a trusted assistant to enter and manage the executive’s personal email account. This patent-pending feature allows an administrator to delegate the logon rights of employees to authorized assistants or co-workers through SAFsolution’s security control interface. The delegate then uses his or her own biometric identification to access the other person’s account. To help provide accountability, all delegate logons are automatically audited and logged for later review by security administrators. With this feature, identity sharing can be controlled, audited and managed effectively.

•

SAFmodule for NMAS (SAFmodule) is a companion product to Novell Corporation’s Novell Modular Authentication Service™ (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule implements multiple biometrics and java based smart cards to replace passwords for enterprise users that are accessing Novell’s e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell’s administrative tools to assist the administrator in managing the biometric and smart card properties of a user and includes the ability to share account privileges between users under administrator control. SAFmodule also contains flexible enrollment options that are necessary for large scale deployments.

Communication between the individual employee’s computer and the Novell server is secure and encrypted, and all biometric data is stored and encrypted in Novell’s Secret Store. SAFmodule has also been qualified for use with SSO products provided by Novell, Healthcast and Passlogix.

•	SAFaccess for eTrust SSO (SAFaccess) is a companion product to Computer Associates’ eTrust SSO security product. SAFaccess provides a secure and positive biometric verification of a user’s identity when he or she uses Computer Associates’ SSO product. SAFaccess extends the standard administrative tools provided by Computer Associates to manage the initial enrollment and storage of biometric information on the SAFserver SQL database. SAFaccess also supports the combination of biometric authentication and tokens such as proximity cards.

•	SAFauthenticator SDK is a product that enables programmers to add SAFLINK’s biometric authentication framework to any enterprise application for a more secure infrastructure. SAFauthenticator SDK is used in conjunction with SAFLINK’s enterprise domain security products: SAFsolution® for Windows® Active Directory® or SAFmodule™ for Novell® eDirectory®.

•	SAFremote Authenticator™ enables strong authentication over remote and terminal sessions so that Citrix® MetaFrame®, Windows® Terminal Services, and Windows® XP Remote Desktop users and enterprise administrators enjoy the same high degree of security and convenience previously available to only locally secured authentication workstations.

•	SAFsolution Windows Workstation Edition (SAFsolution Workstation) provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution Workstation stores the user’s biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution Workstation also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. It is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. SAFsolution Workstation also provides a direct upgrade path to the enterprise version of SAFsolution that is fully integrated with Microsoft’s Active Directory Service and Microsoft Management Console for central storage and management of biometric credentials. SAFsolution Workstation has also been qualified to directly interface with the Passlogix SSO product.

•	NetSign® CAC is a comprehensive smart card client and administrator package that provides enhanced network security and desktop protection for users of the Common Access Card (CAC). Used with a Common Access Card, NetSign CAC allows users to securely logon on to PCs, networks, and websites; digitally sign and encrypt email; and perform other related functions. NetSign CAC delivers increased strength and assurance by leveraging an individual’s digital credentials to improve network security and protect against unauthorized access to critical systems and applications.

•	NetSign® Enterprise is a complete smart card client solution designed to improve enterprise security and identity management. Enabling the use of smart cards for stronger authentication and PKI-enabled applications, NetSign Enterprise provides advanced functionality for workstation and network access; email and messaging security; and PKI-related services and applications. A wide range of administrator capabilities for application and card management, configuration, and updating produce a flexible solution for enterprise identity requirements.

•	The jForté™ smart card addresses the most demanding and critical security needs of an enterprise smart card deployment. The jForté smart card combines a high level of security and performance in an open, standards-based environment—ideally suited for card deployments requiring convenience, flexibility and assurance. Interoperability and card management are addressed through the use of Java Card™ technology, a GlobalPlatform architecture and adherence to the Government Smart Card Interoperability Specification (GSC-IS). A host of advanced post-issuance services and capabilities allows the jForté card to be upgraded locally and/or remotely, mitigating a traditional risk of large-scale smart card deployments.

Physical Access Products

•	SAFpassage offers a turnkey access control solution including centralized template management, flexible access rights and time zone settings, remote system status monitoring, real-time event reporting and remote template enrollment. Our solution is expandable from a single node supporting up to 32 access points, to a worldwide biometric access control system that can be centrally or regionally managed across standard LAN and WAN networks.

•	SAFcard allows the customer to add biometric access control without replacing the entire physical security system infrastructure. SAFcard is designed to integrate with legacy access control and security systems to provide biometric-enhanced access control. Using one of the many security cards available today for user template and credential management, SAFcard validates user identity locally and transmits credential information to the existing system through industry standards protocols including Wiegand, clock-and-data, and magnetic stripe track II and proprietary device emulation. SAFcard supports iCLASS, MIFARE, CAC, and proximity cards.

Marketing and Distribution

We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of government, healthcare, manufacturing, and financial services, primarily in North America. Our channel management staff trains and supports our indirect distribution channel partners, who resell our products primarily in North America.

We market our products to potential customers across a wide range of general business sectors primarily through:

•	Direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

•	Resellers who purchase our products directly from us and sell them to end-user customers in a specified geographic region;

•	Sales agents who act like “manufacturer’s representatives” to introduce our products into key accounts; and

•	Strategic alliance partners, such as Microsoft, Citrix, Computer Associates, Healthcast, Novell, and Passlogix who frequently introduce our products into their customer accounts that need biometric authentication features added to their respective product platforms.

Our relationships with resellers and sales agents are generally formalized in written contracts addressing specific products to be sold, applicable discounts and the geographic territory within which our products can be sold. Our strategic alliances are generally with companies that have formal “partner” programs. These companies generally publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships can provide us with specific benefits such as:

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

Our software products are typically priced on the basis of the number of users that have enrolled their biometric information into the central server database or directory or based upon the number of “seats” using our smart card middleware. As the number of users increases, the software license price per user generally decreases. Resellers purchase our products at a discount for resale at a price that provides an attractive gross margin for the reseller. We believe that this pricing model is competitive and cost-effective for the end-user customer and is attractive to our resellers.

Computer Access Products

We intend to focus on promoting our enterprise network security products to take advantage of the growing awareness of the importance of protecting enterprise network infrastructures from unauthorized access. We have a team of business development and sales professionals who are located in various regions of the country. They focus their marketing efforts on high profile end-user customers. They also identify, recruit, train and support a network of resellers. Typically, these resellers are already selling enterprise network products that are based on Microsoft, Citrix, Computer Associates, or Novell products, which our products are designed to complement. Our network of resellers often provides a range of additional services to their customers, including network component sales, network consulting, security consulting, systems installation, technical services and network management services.

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

We intend to offer our SAFsolution Workstation product through biometric technology resellers and PC manufacturers who plan to package this product with biometric technology to create a bundled product for their customers. We intend to market SAFsolution Workstation through the direct and traditional reseller channels .We believe this will provide a set of biometric authentication functions that can be utilized “out of the box” as a first step to deploy biometric authentication within an enterprise setting to create a bundled product for the customer. SAFsolution Workstation provides a straightforward upgrade path to the enterprise versions of our products.

Physical Access Products

We intend to offer our physical access solutions primarily through our team of business development and sales professionals located in various regions of the country as well as a third-party channel organization. We believe many of our current customers or prospects for network security could also be potential users of our physical access products, creating cross-selling opportunities for our sales force and third-party resellers.

Technology Partnerships and Licensed Technology

Selected technology partners supply us with fingerprint-based hardware devices and algorithm software, which are used to capture a fingerprint image. The software we develop allows our customers to use fingerprint hardware and algorithm software to gain secure access to computer networks and workstations. Our technology partners’ products are packaged with ours into a single product for sale to our customers. Most of the business relationships with these companies can be characterized as manufacturer-to- reseller agreements. Most of the fingerprint device suppliers that we support have established no-cost software licensing arrangements with us. We are authorized to sell fingerprint readers or software provided by the following companies:

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

We are able to provide our customers with a choice of technology by combining the appropriate “snap-in” biometric service provider (BSP) software module with our API standards-based application software product framework. The customer may purchase these standards-compliant BSP modules, and the related biometric device hardware, that will work with software from SAFLINK or third parties. Our strategy is to evaluate, qualify, and integrate select biometric technology available from new and current technology vendors. We are in various stages of qualification of additional potential technology partners.

Competition

The markets for our products and solutions are highly competitive and are characterized by rapid technological change. We expect competition to increase as other companies introduce products that are competitively priced, which may have increased performance or functionality or that incorporate technological advances that we have yet developed or implemented. Other companies that have developed software products that utilize biometric identification technology and are active in the United States include BNX, Inc., Digital Persona, Identix, Inc. and smart card related capabilities such as ActivCard and SafeNet. Our strategy is to differentiate our products in the marketplace by offering products that:

•	combine the integrated value of smart cards, biometrics and physical access control in one offering;

•	meet the requirements for large-scale enterprise network implementation;

•	are able to use more than one biometric characteristic for identification;

•	are open-systems-standards compliant; and

•	are scalable as new users are added.

We expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards, and digital certificates. For example, “digital certificates” provide a secure method of encrypting messages and accessing services. However, only a password or PIN often protects the sender’s certificate key. We currently offer the Secure Authentication Framework™ (SAF) product line that supports smart cards, radio-frequency proximity badges and digital certificates, and we intend to continue to enhance and expand these offerings.

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

Patents and Trademarks

We hold one issued software patent covering biometric software solutions which we believe covers certain components of our enterprise product offering. In addition, we hold five issued patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies that will promote or use SAF software products. We also hold nine issued patents covering methods for more secure, higher speed smart card, biometric, and reader systems which we believe can be utilized to enhance and create strategic relationships with smart card technology companies, computer manufacturers, and hand held computer companies that will promote or use software products.

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

Employees

As of March 15, 2005, we had 143 full-time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

Item 2.	Properties

We lease our current principal executive offices, consisting of approximately 15,350 square feet, in Bellevue, Washington, under a lease that expires in June 2006. We also lease approximately 8,100 square feet of office space, under a lease expiring in March 2007, in Edmonton, Alberta, Canada. In Reston, Virginia, we lease 6,083 square feet of office space, under a lease that expires in April 2009. In connection with our asset purchase on December 29, 2003, we assumed a lease from Information Systems Support, Inc., consisting of 4,484 square feet in Charleston, South Carolina, which expired in February 2005. On March 11, 2005, we signed a new one-year lease for the same property in Charleston, South Carolina, that will expire in February 2006. In connection with our acquisition of SSP-Litronic on August 6, 2004, we assumed the leases of two properties in Irvine, California and Reston, Virginia. In Irvine, we lease 20,702 square feet of office space that serves as the principal office for Litronic, Inc. This lease expires in February 2012 and the lessor is KRDS, Inc., an entity that is majority-owned by three employees of Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors. The other lease assumed in the acquisition of SSP-Litronic is for 5,130 square feet in Reston, Virginia, under a lease that expires in February 2009. We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
SAFLINK executive offices	Bellevue, Washington	15,350	6/30/2006
Edmonton development office	Edmonton, Alberta, Canada	8,100	3/31/2007
Charleston development office	Charleston, South Carolina	4,484	2/25/2006
SAFLINK Reston sales office	Reston, Virginia	6,083	4/30/2009
Litronic headquarters	Irvine, California	20,702	2/29/2012
Litronic Reston sales office	Reston, Virginia	5,130	2/28/2009

Item 3.	Legal Proceedings

We completed our merger transaction with SSP Solutions, Inc., dba SSP-Litronic, on August 6, 2004, following which SSP-Litronic became a wholly-owned subsidiary of SAFLINK and was renamed Litronic, Inc. Litronic had been named as a potentially responsible party, or PRP, along with many other PRPs, that contributed to groundwater and soil contamination at the Omega Chemical Superfund Site in Whittier, California. On September 24, 2004, Litronic executed a settlement with the EPA. The cost of the settlement is $108,000, which was reflected in the allocation of the purchase price to the acquired liabilities of Litronic.

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to August 9, 2001, our common stock was listed on the Nasdaq SmallCap Market under the symbol “ESAF.” On August 9, 2001, our stock was delisted from the Nasdaq SmallCap Market. Our stock began trading on the Pink Sheets on August 10, 2001, and was quoted on the OTC Bulletin Board (OTCBB) through April 24, 2003. On April 25, 2003, our stock resumed trading on the Nasdaq SmallCap Market as we met all requirements for relisting.

On November 19, 2001, we effected a one-for-seven reverse stock split and changed our stock symbol to “SFLK.” As of March 15, 2005, there were 493 record holders of our common stock. This does not include the number of beneficial owners whose stock is in nominee or street name accounts through brokers.

The last sale price of our common stock as reported on the Nasdaq SmallCap Market on March 15, 2005, was $2.01 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the OTCBB (without retail markup or markdown and without commissions) for each full quarterly period from January 1, 2003, through April 24, 2003, and the range of high and low close prices for our common stock as quoted on the Nasdaq SmallCap Market from April 25, 2003, through December 31, 2004. The over-the-

counter market figures shown below reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
Fiscal year ended December 31, 2003:
First Quarter	4.35	3.76
Second Quarter	7.10	4.10
Third Quarter	6.40	4.16
Fourth Quarter	4.85	2.65
Fiscal year ended December 31, 2004:
First Quarter	4.59	2.60
Second Quarter	3.72	2.06
Third Quarter	3.49	2.37
Fourth Quarter	2.97	2.27

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following financial statement data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in the section of this annual report entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historic results are not necessarily indicative of future results.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands except per share data)
Summary Operating Data
Revenue	$6,398	$2,015	$2,006	$402	$1,523
Net loss	(15,937)	(10,736)	(6,223)	(14,138)	(8,956)
Preferred stock dividend and accretion	—	—	4,731	1,485	348
Modification of warrants	2,167	—	—	—	—
Net loss attributable to common stockholders	(18,104)	(10,736)	(10,954)	(15,623)	(9,304)
Basic and diluted loss per common share	(0.36)	(0.42)	(0.73)	(3.47)	(3.12)
Weighted average number of common shares	50,125	25,505	14,919	4,499	2,983

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Summary Balance Sheet Data
Total assets	$146,222	$12,848	$8,618	$625	$7,997
Total liabilities	7,027	1,747	1,355	5,388	6,395
Working capital	19,261	6,711	7,064	(3,627)	(3,278)
Long-term debt, net of discounts	—	—	—	1,506	1,485
Stockholders’ equity (deficit)	139,195	11,101	7,263	(4,763)	1,602

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our primary source of revenue is the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced or assembled from third parties. For logical access control needs, we develop biometric and smart card application software, and resell biometric and smart card hardware and device control software from leading manufacturers. Biometric technologies automatically identify individuals by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access. Smart card solutions operate similarly for identity verification and authentication but typically are used in conjunction with a Public Key Infrastructure (PKI) deployment. Smart cards employing PKI technology can be used for logical access decisions as well as securing electronic communications.

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

The primary challenge for management is to convert a significant sales pipeline into revenue. We believe that we have been successful in building and managing a relatively large sales pipeline of opportunities. However, we have not been successful in converting this pipeline into significant revenue. Some of the primary challenges that can impact our success in this area include general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, and the relative immaturity of the biometrics market.

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

Among the key challenges to our business is whether we can establish sales and profitability success prior to the emergence of a dominant competitor in our targeted markets. Our goal has been to grow our market share while the biometric market matures. To be successful in this area, we will need to see our revenues significantly increase as the market matures, while we maintain an operating expense structure that grows modestly, if at all. We believe that sales of large enterprise deployments, in the public or private sector, will be the first signs that we are beginning to achieve our goal of growth in market share.

On August 6, 2004, we merged with SSP-Litronic, which was subsequently renamed Litronic, Inc. and is our wholly-owned subsidiary. We acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of our common stock. We issued 40,137,148 shares of our common stock in exchange for the outstanding shares of SSP-Litronic common stock.

Litronic designs and develops innovative data and communication security solutions for both corporate and government institutions. Litronic also provides network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. We believe that our merger with SSP-Litronic, among other benefits, will help broaden our customer base and will enable us to offer an integrated smart card plus biometric solution to the government and commercial sectors.

On December 29, 2003, we acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. (BSG). The primary reason we made the purchase was to expand our market by entering the physical access market and to meld the physical access product into our existing logical access product. We paid approximately $3.9 million, which consisted of $500,000 in cash and 1,122,855 shares of our common stock. We acquired certain intellectual property, tangible assets and inventory in the transaction. We did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

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

Revenue Recognition

We derive revenue from license fees for software products, selling our manufactured hardware, reselling third party hardware and software applications, and fees for services related to these software and hardware products, including maintenance services, installation and integration consulting services.

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

We recognize revenue from biometric software and data security license fees upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, we recognize revenue from these arrangements upon customer acceptance of permanent license rights. If our software is sold through a reseller, we recognize revenue when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. We recognize revenue from these separate maintenance support contracts ratably over the maintenance period. Other software delivered under a license includes a first year of maintenance, in which case we recognize the value of such maintenance ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

We recognize revenue from hardware that we manufacture generally upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. We also act as a reseller of third-party hardware and software applications. Generally, we recognize such revenue upon shipment of the hardware or software application, unless contract terms call for a later date, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. We recognize support and upgrade revenue ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product or if the services are under a fixed-fee contract, we recognize the revenue in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

We recognize revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour or labor cost inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We have applied the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

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

We also assess the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors exist that might cause impairment to the carrying value. We compare the fair value of the intangible asset, which is determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset. If we were to determine that the fair value of an intangible asset was less than its carrying value, based upon the discounted cash flow valuation, we would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS No. 144), we review long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we would recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock-Based Compensation

We applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for our employee stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123, “Accounting for

Stock-Based Compensation,” and FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123, as amended.

We accounted for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Valuation of Outstanding Warrants

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), we classified certain warrants to purchase shares of our common stock as a liability because they contain characteristics of debt. We value the outstanding warrants using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and price volatility of our common stock. Each interim period and year end, as long as the warrants are outstanding and contain characteristics of debt, the warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in our statement of operations.

Results of Operating Activities

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We review financial information on a consolidated basis and, therefore, have operated as single segment for all periods discussed.

We incurred a net loss attributable to common stockholders of $18.1 million for the year ended December 31, 2004, as compared to a net loss attributable to common stockholders of $10.7 million for the year ended December 31, 2003. Excluding a warrant modification charge of $2.2 million related to our July 2004 special warrant offering in which we lowered the exercise price of certain warrants to $2.50, the net loss for the year ended December 31, 2004, was $15.9 million. Besides the warrant modification charge, the increased 2004 net loss was primarily caused by the acquisition of SSP-Litronic, which nearly doubled our headcount and added two additional facilities. In addition, the intangible asset amortization related to this acquisition was $1.1 million for the twelve months ended December 31, 2004.

The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2004 and 2003, and between fiscal years 2003 and 2002, and should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Revenue and Cost of Revenue

Revenue of $6.4 million for the year ended December 31, 2004, increased compared to revenue of $2.0 million for the year ended December 31, 2003. Revenue of $4.6 million came from product sales and $1.8 million from services during 2004. Product revenue increased by $3.8 million in 2004, while service revenue increased by $590,000. Product revenue consists of license fees for software products, sales of our manufactured hardware and the reselling of third party hardware and software applications. The increase in product revenue was primarily due to the additional hardware and software revenue contributed by Litronic, after the acquisition of SSP-Litronic on August 6, 2004. During 2004, software license revenue increased by $201,000, while the sales of our own hardware and third party hardware increased by $3.1 million, the majority of which can be attributed to Litronic. Also, included in product revenue is the sale of third party software applications, which was $451,000 in 2004, compared to no sales in 2003. The service revenue increase of $590,000 in 2004 over 2003 was primarily related to work performed on several government projects, either directly through the government or as a subcontractor to a systems integrator, as well as the completion of our development project in the manufacturing automation vertical market. During 2004, one customer – BearingPoint, Inc. – accounted for 15% of our revenue, which was earned as a subcontractor to them on two government projects. Sales to the government accounted for 72% of revenue in 2004.

Cost of revenue consisted of software packaging and materials, the cost our manufactured hardware, the cost of third party hardware and software applications, the cost of labor and services related to projects and software maintenance, as well as the amortization of intangible assets. Our cost of revenue increased from $778,000 in 2003 to $4.6 million in 2004. This increase was directly related to the 218% increase in revenue in 2004 over 2003, and can also be attributed to the addition of $1.2 million in amortization of intangible assets in connection with our asset purchase from BSG and ISS on December 29, 2003, and our merger with SSP-Litronic on August 6, 2004. Gross margin percentage, excluding the effect of the amortization of intangible assets, was also down in 2004 (48%), when compared to 2003 (61%), due to the higher mix of hardware revenue to software revenue during 2004. This change in product mix can also be attributed to the SSP-Litronic merger, since 81% of that subsidiary’s revenue was hardware, which garners a lower gross margin percentage than software.

The cost of revenue, as a percentage of sales, may increase as a result of amortization of intangible assets acquired in the SSP-Litronic merger. This amortization, classified as cost of revenue, will be approximately $624,000 per quarter in 2005, assuming no impairment of any of these intangible values. The cost of revenue could also be impacted by a shift in the software and hardware revenue mix. With the addition of Litronic, our hardware sales as percentage of total products sales are likely to increase in the coming year, thus increasing our cost of sales related to product revenue.

Operating Expenses

Operating expenses increased from $12.0 million in 2003 to $19.7 million in 2004. The increase was primarily due to the two business combinations consummated during December 2003 and August 2004, which added approximately 80 new employees and three new facility locations.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2003 to 2004:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$3,163	128
Sales and marketing	1,921	37
General and administrative	2,283	63
Amortization of intangible assets	97	N/A
Stock-based compensation	179	26

	$7,643	64

Product Development

Product development expenses consist primarily of salaries, benefits, allocated rent expense, supplies and equipment for software developers and architects, hardware engineers, program managers and quality assurance personnel, as well as legal fees associated with our intellectual property. Product development expenses increased from $2.5 million in 2003 to $5.6 million in 2004. The increase in product development costs was primarily due to increased compensation and related benefits of $2.3 million, increased general and other expenses of $383,000, increased occupancy expense of $218,000, increased travel of $179,000 and a net increase of $103,000 for all other categories. Product development headcount increased by a net 47 employees, or 115%, in 2004, which was the main cause of the 128% increase in 2004 product development expense when compared to 2003.

In January 2005, we reduced product development headcount by 7 employees. As of March 15, 2005, we had 77 employees in product development departments and we expect that number to remain fairly constant throughout 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, allocated rent and supplies, and travel and entertainment costs. Sales and marketing expenses increased from $5.3 million in 2003 to $7.2 million in 2004. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.6 million, occupancy expenses of $206,000, and a net increase in all other categories of $106,000. This increase can primarily be attributed to the additional headcount and Reston, Virginia sales office that were added as a result of the SSP-Litronic merger. Sales and marketing headcount increased by 29 employees, or 107%, in 2004.

In January 2005, we reduced our sales and marketing headcount by 8 employees. As of March 15, 2005, we had 46 employees in sales and marketing departments and we expect that number to remain fairly constant throughout 2005.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, allocated rent and supplies, and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, and professional services fees, including legal counsel and audit fees. General and administrative expenses increased from $3.6 million in 2003 to $5.9 million in 2004. The increase in general and administrative costs was primarily due to increases in personnel costs of $1.1 million, legal and professional services of $372,000, occupancy costs of $149,000, travel and entertainment costs of $74,000, and general supplies, equipment and insurance expense increases of $579,000. These increases were also directly related to the SSP-Litronic merger in August 2004, which added 12 employees, approximately doubling the size of the department in terms of headcount.

In January 2005, we reduced our general and administrative headcount by 2 employees. As of March 15, 2005, we had 20 employees in general and administrative departments and we expect that number to remain fairly constant throughout 2005.

Amortization of intangible assets

Amortization of intangible assets is related to non-competition agreements we have with certain executives related to the asset purchase from BSG and ISS in December 2003 and various intangible assets related to the merger with SSP-Litronic in August 2004. These assets were valued as of the date acquired and are being amortized over their estimated useful lives. Amortization of intangible assets, excluding amounts included in cost of revenue, was $97,000 and $0, for the twelve months ended December 31, 2004 and 2003, respectively. We expect amortization of intangible assets to increase in 2005, assuming no impairment of the underlying assets, as we incur a full year of expense related to the SSP-Litronic merger.

In 2005, we decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic merger and will incur a $900,000 impairment loss on intangible assets during the first quarter of 2005.

This will not affect the anticipated amounts for amortization of intangible assets in 2005 because, as of the acquisition date, the tradenames were deemed to have indefinite lives and were not being amortized during 2004.

Stock-based compensation

Deferred stock-based compensation is amortized over the vesting periods of the equity instrument. Stock based compensation for 2004 is primarily related to the issuance of restricted common stock grants to certain executives in June and August 2004, the issuance of options to purchase shares of common stock to employees at an exercise price less than fair market value, and the assumption of options to purchase common stock in connection with the merger with SSP-Litronic in August 2004. Stock based compensation expense was $859,000 and $680,000, for the twelve months ended December 31, 2004, and 2003, respectively. For 2004, $794,000 in stock-based compensation was related to employees and classified as compensation and related benefits, while $65,000 was related to the amendment of stock options held by third party consultants and has been classified in legal and professional services. During 2003, all stock-based compensation expense related to the issuance of options and warrants to third party consultants and was amortized over the consultant’s period of performance. In 2003, the $680,000 in stock-based compensation expense was classified as legal and professional service. We expect stock-based compensation to increase in 2005, as we incur a full year of amortization expense related to the June and August 2004 issuances of restricted common stock and the assumption of stock options related to the SSP-Litronic merger.

Interest Expense

Interest expense for the twelve months ended December 31, 2004, and 2003, was $59,000 and $14,000, respectively. Interest expense during 2004 and 2003 consisted of interest accrued from the financing of certain insurance policies over a nine month period and, as of the SSP-Litronic merger in August 2004, included interest expense related to the convertible notes assumed in that acquisition. We expect interest expense to increase in 2005, as we will incur a full year of interest expense related to the outstanding convertible note, assuming it is held to its maturity date of December 31, 2005.

Other Income, Net

Other income, net for the twelve months ended December 31, 2004, and 2003, was $204,000 and $65,000, respectively. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase was due to increased cash balances during 2004 when compared to 2003.

Income tax provision

We recorded a non-cash income tax provision of $52,000 for the twelve months ended December 31, 2004. This charge is required because we have a deferred tax liability related to goodwill associated with our BSG asset purchase, which is being amortized for tax purposes, but not for book purposes. As the goodwill has an indeterminable life, we cannot reasonably estimate the amount, if any, of deferred tax liabilities related to BSG goodwill which will reverse during the net operating loss carry forward period, and thus offset deferred tax assets. Accordingly, we increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to BSG goodwill increases due to continued amortization of goodwill for tax purposes.

Change in fair value of outstanding warrant

Change in fair value of outstanding warrants for the twelve months ended December 31, 2004, resulted in a net gain of $1.8 million, while there was no change in fair value of outstanding warrants during 2003. The change in fair value of outstanding warrants was related to two separate warrant issuances that had potential cash obligations and thus giving these equity instruments debt characteristics.

The majority of the non-cash gain is related to warrants issued in connection with the February 2004 financing. Per the original registration rights agreement, if we did not meet certain criteria, we may have been required to pay liquidated damages to each stockholder until the applicable event was cured. On September 28, 2004, we amended the registration rights agreement to substitute our cash obligation to remedy any conditions that were not met, with shares of common stock instead. The gain of $1.8 million represents the change in fair value between the initial grant date, February 26, 2004, and the day the registration rights agreement was amended, September 28, 2004. The fair value of the outstanding warrants as of September 28, 2004, was reclassified to equity as the registration rights amendment eliminated the debt characteristics of these warrants.

In addition, our Litronic merger triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and is fixed as long as the warrants are outstanding or until expiration in June 2006.

On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. Each interim period and year end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2004 over 2003 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$5,790	98
Legal and professional services	(267)	(10)
Travel and entertainment	247	34
Advertising and promotion	(37)	(4)
Telephone and Internet	121	46
Occupancy	573	168
Depreciation	112	53
Amortization	97	N/A
Other	1,007	96

	$7,643	64

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

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

Operating Expenses

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

The following table provides a breakdown of the dollar and percentage changes in operating expenses from the 2002 to 2003:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$713	40
Sales and marketing	3,383	181
General and administrative	478	15
Stock-based compensation	41	6

	$4,615	62

Product Development

Product development expenses consisted primarily of salaries, benefits, supplies and equipment for software developers, product management and quality assurance personnel, as well as legal fees associated with our intellectual property. Product development expenses increased from $1.8 million in 2002 to $2.5 million in 2003. The increase in product development costs was primarily due to increased compensation and related benefits of $438,000, increased general and other expenses of $170,000, and increased professional service expense of $105,000, which related to intellectual property legal fees and recruitment expense. Product development headcount increased by 17 employees, or 71%, in 2003, which was the main cause of the 40% increase in 2003 product development expense when compared to 2002. The increase in compensation and related benefits for this period was reduced significantly, $303,000, by the allocation of those expenses to cost of services because of labor incurred by product development personnel on revenue-producing projects.

Sales and Marketing

Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses increased from $1.9 million in 2002 to $5.3 million in 2003. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.8 million, travel and entertainment expenses of $343,000, advertising and promotion expenses of $604,000, professional services and recruiting fees of $669,000, and other occupancy and general expense increases of $124,000. This substantial increase in expense during 2003 was caused by the build-out of a direct regional sales team that included salespeople and sales engineers. Sales and marketing headcount increased by 16 employees, or 146%, in 2003. In an effort to generate leads for the newly formed sales team, trade show and marketing expenses increased. Travel and entertainment expenses increased, as well, due to the increased number of sales personnel.

General and Administrative

General and administrative expenses consisted primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debt. General and administrative expenses increased from $3.1 million in 2002 to $3.6 million in 2003. The increase in general and administrative costs was primarily due to increases in personnel costs of $379,000, occupancy costs of $82,000, and general supplies, equipment and insurance expense increases of $231,000. These increases were partially offset by decreases in legal and professional services costs of $330,000. Headcount increased in general and administrative from 7 to 12 during 2003, a 71% increase, primarily to support the 90% overall headcount growth company-wide.

Interest Expense

Interest expense primarily consisted of interest expense associated with debt obligations and credit facilities. Interest expense decreased from $44,000 in 2002 to $14,000 in 2003. We had no debt obligations in 2003, other than the financing of certain insurance policies for a nine-month term.

Other Income, Net

Other income, net consisted of earnings on our cash, cash equivalent and short-term investment balances, augmented by gains and offset by any miscellaneous charges. Other income, net decreased from $310,000 in 2002 to $65,000 in 2003. The decrease was primarily due to a non-recurring gain in 2002 of $292,000 resulting from a favorable settlement on an accounts payable obligation which was expensed in prior years over several operating and non-operating expense categories. Excluding that gain in 2002, other income rose in 2003 due to increased interest income on larger cash reserves when compared to 2002.

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

Liquidity and Capital Resources

Our operations have never generated any net income. We have accumulated net losses of approximately $114.1 million from our inception through December 31, 2004, and we have continued to accumulate net losses since December 31, 2004. Historically, we have funded our operations primarily through the issuance of equity securities to investors. We financed our operations during fiscal 2004 primarily from existing working capital at December 31, 2003, $8.5 million in net proceeds from our private placement in February 2004, net proceeds of $10.8 million from warrant exercises in July 2004, and $13.5 million in cash that was acquired through the SSP-Litronic merger. As of December 31, 2004, our principal source of liquidity consisted of $22.2 million in cash and cash equivalents and $19.3 million of working capital, compared to cash and cash equivalents of $7.1 million and $6.7 million in working capital as of December 31, 2003. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank.

We used cash of $17.7 million for operating activities in 2004, which was $7.1 million more than the amount used in operations during 2003. The increase in the use of cash was primarily due to increased headcount and occupancy expense related to the two business acquisitions completed in December 2003 and August 2004. Cash provided by investing activities was $12.5 million in 2004, which consisted of $13.5 million, net of transaction costs, acquired through the SSP-Litronic merger, $252,000 in transaction costs paid related to the asset purchase from BSG, and $730,000 used for purchases of equipment, furniture and leasehold improvements. This compares to $1.1 million used in investing activities in 2003, which included payments of $510,000 related to the asset purchase from BSG, and $633,000 for furniture, equipment and leasehold improvements. Net cash provided by financing activities increased to $20.3 million in 2004, compared to $11.4 million in 2003. In February 2004, we raised $8.5 million in net proceeds through a private financing. In July 2004, through a warrant modification and subsequent exercises, we raised $10.8 million in net proceeds, and throughout the year we received $929,000 in proceeds from the exercise of stock options. During 2003, there were no private financings; however, we received net proceeds of $9.9 million from warrant exercises and $1.5 million from stock option exercises.

As a result of the capital raised and acquired through the merger with SSP-Litronic during 2004, we believe we have sufficient funds to continue our operations beyond the first quarter of 2006, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. In addition, we may not be able to secure additional financing on favorable terms, or at all. If we need additional cash to fund our operations, we may need to raise capital through the issuance of additional equity securities to investors. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in June 2006, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team that expires in March 2007. Further, we lease office space for our government sales team and Enterprise Solutions Group in Reston, Virginia, which expires in April 2009. In connection with our asset purchase from BSG in December 2003, we assumed a lease for our development group in Charleston, South Carolina, that expires in February 2006. And lastly, in connection with our SSP-Litronic merger on August 6, 2004, we assumed the leases of two properties in Irvine, California and Reston, Virginia, which expire in February 2012 and February 2009, respectively. The lessor for the Irvine, California property is KRDS, Inc., an entity that is majority-owned by three employees of our subsidiary Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors.

The following table reflects our contractual commitments for operating leases and our convertible promissory note principal and interest as of December 31, 2004 (in thousands):

	2005	2006 to 2007	2008 to 2009	Thereafter	Total
Operating leases	$1,136	1,752	1,427	1,249	$5,564
Convertible promissory note principal	1,250	—	—	—	1,250
Convertible promissory note interest	125	—	—	—	125

Total	$2,511	1,752	1,427	1,249	$6,939

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 2) for the pro forma net loss and net loss per share amounts for 2004, 2003 and 2002, as if we had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to have a material impact on the consolidated statements of operations for the six months ended December 31, 2005. This estimate is based on preliminary information and could materially change based on actual facts and circumstances arising during the six months ending December 31, 2005.

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

We have accumulated net losses of approximately $114.1 million from our inception through December 31, 2004. We have continued to accumulate losses after December 31, 2004 to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

We have not generated any significant sales of our products within the competitive commercial market, nor have we demonstrated sales techniques or promotional activities that have proven to be successful on a consistent basis, which makes it difficult to evaluate our business performance or our future prospects.

We are in an emerging, complex and competitive commercial market for digital commerce and communications security solutions. Potential customers in our target markets are becoming increasingly aware of the need for security products and services in the digital economy to conduct their business. Historically, only enterprises that had substantial resources developed or purchased security solutions for delivery of digital content over the Internet or through other means. Also, there is a perception that security in delivering digital content is costly and difficult to implement. Therefore, we will not succeed unless we can educate our target markets about the need for security in delivering digital content and convince potential customers of our ability to provide this security in a cost-effective and easy-to-use manner. Even if we convince our target markets about the importance of and need for such security, there can be no assurance that it will result in the sale of our products. We may be unable to establish sales and marketing operations at levels necessary for us to grow this portion of our business, especially if we are unsuccessful at selling our products into vertical markets. We may not be able to support the promotional programs required by selling simultaneously into several markets. If we are unable to develop an efficient sales system, or if our products or components do not achieve wide market acceptance, then our operating results will suffer and our earnings per share will be adversely affected.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

In our merger transaction with SSP-Litronic we assumed options, warrants and convertible promissory notes of SSP-Litronic that, as of March 15, 2005, represented the right to acquire 3,527,837 shares of our common stock, 1,936,500 of which have exercise or conversion prices below the fair market value of our common stock of $2.01 as of March 15, 2005.

As of March 15, 2005, 79,806,989 shares of our common stock were outstanding. In addition, including the securities assumed in the SSP-Litronic merger, there were a total of 13,503,111 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory notes. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. As of March 15, 2005, options to acquire 8,739,405 shares of our common stock were outstanding and our existing stock incentive plan had 3,005,796 shares available for future issuance.

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

Seven of our stockholders (together with their affiliates) beneficially own approximately 51.5% of our outstanding common stock as of March 15, 2005. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and convertible promissory notes representing the right to acquire an additional 1,402,404 shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 52.4% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

If we do not generate significant revenue from our participation in large government security initiatives or increase the level of our participation in these initiatives, our business performance and future prospects may suffer.

We play various roles in certain large government security initiatives, which includes being a part of the consortium of companies, led by Accenture, that was awarded the Department of Homeland Security’s US-VISIT contract, and our involvement in the Transportation Security Administration’s TWIC program where our credentialing solutions account for a significant portion of the technology deployment for the prototype or limited deployment phase. We have invested a substantial amount of time and resources in our efforts to participate in these and other government security initiatives, but we have not generated significant revenue from our participation in these security initiatives to date. If we are not able to generate significant revenue from our participation in these or other government programs, or if we incur substantial additional expenses related to government programs before we earn associated revenue, we may not have adequate resources to continue to operate or to compete effectively in the government or the commercial marketplace.

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

Our reported financial results will suffer as a result of purchase accounting treatment, the impact of amortization of certain intangibles relating to the merger with SSP-Litronic and the direct transaction costs of the merger, and may suffer further if goodwill is deemed in the future to have been impaired.

We have accounted for the merger as a purchase of SSP-Litronic by us under the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for the SSP-Litronic common stock and for options and warrants to purchase SSP-Litronic common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring SSP-Litronic. We allocated these costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as developed technology, acquired trade names, acquired patents, customer relationships, and non-competition agreements based on their respective fair values. Goodwill will be tested at least annually, and may be deemed in the future to have been impaired. As a result, the purchase accounting treatment for the merger will result in a reduction of earnings and earning per share for the foreseeable future. This change could cause the market price of our stock to decline.

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

One customer accounted for 15% of our revenue for the twelve months ended December 31, 2004, while one customer accounted for 39% of our revenue for the twelve months ended December 31, 2003. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 72% of our revenue for the twelve months ended December 31, 2004. Our sales to the U.S. government are subject to risks that include:

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

Our continued participation in the market for governmental agencies may require the investment of our resources in upgrading our products and technology for us to compete and to meet regulatory and statutory standards. We may not have adequate resources available to us or may not adequately keep pace with appropriate requirements to compete effectively in the marketplace.

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

Our Litronic business relies on a limited number of vendors for certain components for the products it is developing. Any undetected flaws in components supplied by its vendors could lead to unanticipated costs to repair or replace these parts. Litronic currently purchases some of its components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms, or at all. For example, Atmel Corporation has completed the masks for production of specially designed Forté and jForté microprocessors for which Litronic developed the Forté and jForté operating systems. Commercial acceptance of the Forté and jForté microprocessors will depend on continued development of applications to service customer requirements. Any inability to receive or any delay in receiving adequate supplies of the Forté and jForté microprocessors, whether as a result of delays in development of applications or otherwise, would adversely affect our ability to sell the Forté and jForté PKI cards.

We do not anticipate maintaining a supply agreement with Atmel Corporation for the Forté and jForté microprocessors. If Atmel Corporation were unable to deliver the Forté and jForté microprocessors for a lengthy period of time or were to terminate its relationship with us, we would be unable to produce the Forté and jForté PKI cards until we could design a replacement computer chip for the Forté and jForté microprocessors. This could take substantial time and resources to complete, resulting in delays or reductions in product shipments that could adversely affect our business by requiring us to expend resources while preventing us from selling the Forté and jForté PKI cards.

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

Litronic has outsourced portions of its commercial software development activities to India in an effort to reduce operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and could slow our growth. These risks generally include, among others:

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

Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives. Due to the nature of our investment portfolio, we believe that we are not subject to any material market risk exposure.

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2004 and 2003, the US dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $937,000 at December 31, 2004. As long as the warrants are outstanding, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of December 31, 2004, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been either increased or decreased by approximately $50,000, respectively. We did not have these warrants classified as liabilities in 2003.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 11, 2005, we signed a new one-year lease for the 4,484 square feet of office space that we occupy in Charleston, South Carolina, with South Carolina Research Authority. The lease term is one year and is set to expire on February 25, 2006. Total rent for this initial lease term is $92,678.

On March 29, 2005, our board of directors, upon recommendation of the compensation committee, modified the terms of the repurchase right with respect to 301,928 shares of our common stock held by Glenn L.

Argenbright. As modified, in the event that Mr. Argenbright’s service is terminated for cause before June 23, 2007, any unvested shares are subject to a repurchase right and may be reacquired by us.

On March 29, 2005, our board of directors, upon recommendation of the compensation committee, revised the compensation structure to be paid to members of our board of directors and committees of the board of directors who are not employees, effective as of March 29, 2005, as follows:

•	each non-employee director receives an annual retainer of $25,000; each member of the audit committee, the compensation committee, and the nominating and corporate governance committee receives an additional annual retainer of $15,000; and the chairpersons of the audit committee, the compensation committee, and the nominating and corporate governance committee each receives an additional annual retainer of $20,000;

•	each non-employee director receives an additional fee of $500 per board and committee meeting attended (whether in person or telephonically), except that no meeting fee will be paid for the first four meetings (board meetings or committee meetings) attended by such director; and each such director shall be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings; and

•	each new non-employee director receives an initial stock option grant for 40,000 shares upon commencement of service on the board; and each continuing non-employee director receives an annual stock option grant for 40,000 shares on the date of the annual stockholder meeting; with all such option grants becoming exercisable in twelve equal monthly installments following the date of grant if such person is still serving as a director at such time.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning our directors and officers is included in the definitive proxy statement for our 2005 annual meeting of stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is included in the definitive proxy statement for our 2005 annual meeting of stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2005 annual meeting of stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2005 annual meeting of stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2005 annual meeting of stockholders, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

The financial statements filed as a part of this report are listed in the “Index to Financial Statements.”

(2)	Financial Statement Schedules

All schedules have been omitted because they are either not applicable, not material or the required information has been given in the financial statements or related notes.

(b)	Exhibits

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of SAFLINK Corporation		10-K	3.1	000-20270	3/30/2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of SAFLINK Corporation		8-K	3.2	000-20270	8/13/2004

3.3	Second Amended and Restated Bylaws of SAFLINK Corporation		10-Q	3.1	000-20270	8/14/2003

3.4	Amendment to Bylaws of SAFLINK Corporation		10-Q	3.2	000-20270	11/15/2004

4.1	Registration Rights Agreement dated June 5, 2001, by and between SAFLINK Corporation and the Purchasers listed therein		10-K/A	10.7	000-20270	6/22/2001

4.2	Registration Rights Agreement dated June 28, 2002, by and between SAFLINK Corporation and the Purchasers listen therein		8-K	10.2	000-20270	7/1/2002

4.3	Registration Rights Agreement dated December 28, 2003, by and between SAFLINK Corporation and Biometric Solutions Group, Inc.		8-K	99.2	000-20270	12/31/2003

4.4	Registration Rights Agreement dated as of November 19, 2003, among SSP Solutions, Inc. and each investor named in Exhibit A thereto		8-K	10.4	000-26227	11/21/2003

4.5	Form of Series A Warrant		10-K/A	10.8	000-20270	6/22/2001

4.6	Form of Warrant		8-K	4.1	000-20270	7/1/2002

4.7	Amendment to Warrant of SAFLINK Corporation		8-K	99.1	000-20270	8/2/2004

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

4.8	Form of Series A-1 Warrant issued by SSP Solutions, Inc.		8-K	10.2	000-26227	11/21/2003

4.9	Form of Series A-2 Warrant issued by SSP Solutions, Inc.		8-K	10.3	000-26227	11/21/2003

4.10	Form of Secured Convertible Promissory Note dated November 19, 2003, made by SSP Solutions, Inc. in favor of Richard P. Kiphart		8-K	10.5	000-26227	11/21/2003

10.1	SAFLINK Corporation 2000 Stock Incentive Plan, as amended*		DEF 14A		000-20270	8/31/2001

10.2	Form of Stock Option Agreement*		8-K	99.1	000-20270	9/7/2004

10.3	Form of Stock Purchase Agreement*	X

10.4	Form of Employment Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Walter G. Hamilton, Gregory C. Jensen, and Steven D. Rishel)*		10-Q	10.1	000-20270	5/15/2003

10.5	Form of Retention Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Walter G. Hamilton, Gregory C. Jensen, Steven D. Rishel, and Jeffrey J. Affuso)*		10-Q	10.2	000-20270	5/15/2003

10.6	Employment Agreement, Glenn L. Argenbright, as amended*		10-K	10.4	000-20270	3/30/2004

10.7	Employment Agreement, Robert L. Turbeville, Jr.*		10-K	10.5	000-20270	3/30/2004

10.8	Employment Agreement, Kris Shah*		10-Q	10.1	000-20270	11/15/2004

10.9	Employment Agreement, Jeffrey J. Affuso*	X

10.10	Summary of SAFLINK Corporation Non-employee Director Compensation*	X

10.11	Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and SAFLINK Corporation		10-K	10.6	000-20270	3/30/2004

10.12	Second Amendment to Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and SAFLINK Corporation		10-K	10.7	000-20270	3/30/2004

10.13	Deed of Lease dated November 10, 2003, between VA Branches, LLC and SAFLINK Corporation		10-K	10.8	000-20270	3/30/2004

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.14	Lease Agreement dated January 15, 1999, by and between South Carolina Research Authority and Information Systems Support, Inc.		10-K	10.9	000-20270	3/30/2004

10.15	Lease Assignment Agreement dated December 29, 2003, by and between SAFLINK Corporation and Information Systems Support, Inc.		10-K	10.11	000-20270	3/30/2004

10.16	Modification Agreement dated July 27, 2001, between SAFLINK Corporation and the Purchasers listed therein		8-K	10.1	000-20270	8/20/2001

10.17	Lease Agreement dated March 11, 2005, by and between SAFLINK Corporation and South Carolina Research Authority	X

11	Statement re Computation of Per Share Earnings (see Note 2 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries		10-Q	21.1	000-20270	8/16/2004

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney (included in the signature page of this report)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2005

SAFLINK CORPORATION

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

Signature	Title	Date

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ JON C. ENGMAN Jon C. Engman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2005

/s/ FRANK J. CILLUFFO Frank J. Cilluffo	Director	March 30, 2005

/s/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 30, 2005

/s/ GORDON E. FORNELL Gordon E. Fornell	Director	March 30, 2005

/s/ ASA HUTCHINSON Asa Hutchinson	Director	March 30, 2005

/s/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 30, 2005

/s/ STEVEN M. OYER Steven M. Oyer	Director	March 30, 2005

/s/ KRIS SHAH Kris Shah	Director	March 30, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SAFLINK Corporation:

We have audited the accompanying consolidated balance sheets of SAFLINK Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SAFLINK Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Seattle, Washington

March 15, 2005

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$22,217	$7,099
Accounts receivable, net	1,737	610
Inventory	672	295
Prepaid expenses	756	396
Other current assets	278	58

Total current assets	25,660	8,458
Furniture and equipment, net	1,153	622
Intangible assets, net	24,186	1,610
Goodwill	95,223	2,158

Total assets	$146,222	$12,848

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,665	$547
Accrued expenses	2,207	1,087
Convertible note payable	1,250	—
Other current obligation	937	—
Deferred revenue	340	113

Total current liabilities	6,399	1,747
Deferred tax liability	628	—

Total liabilities	7,027	1,747

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value:
Authorized—1,000 shares
Series E—Liquidation preference of $0 and $3,000 in aggregate as of December 31, 2004 and 2003, respectively
Issued—0 and 15 shares as of December 31, 2004 and 2003, respectively	—	—
Common stock, $.01 par value:
Authorized—500,000 and 100,000 shares as of December 31, 2004 and 2003, respectively Issued—79,654 and 28,177 shares as of December 31, 2004 and 2003, respectively	797	281
Additional paid-in capital	254,328	106,805
Deferred stock-based compensation	(1,841)	—
Accumulated deficit	(114,089)	(95,985)

Total stockholders’ equity	139,195	11,101

Total liabilities and stockholders’ equity	$146,222	$12,848

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product (including sales to related party of $196 for 2004 and $0 for 2003 and 2002)	$4,580	$787	$1,175
Service (including sales to related party of $35 for 2004 and $0 for 2003 and 2002)	1,818	1,228	831

Total revenue	6,398	2,015	2,006
Cost of revenue:
Product	2,211	300	800
Service	1,131	478	286
Amortization of intangible assets	1,227	—	—

Total cost of revenue	4,569	778	1,086

Gross profit	1,829	1,237	920
Operating expenses:
Product development (excluding amortization of deferred stock-based compensation of $53 for 2004 and $0 for 2003 and 2002)	5,637	2,474	1,761
Sales and marketing (excluding amortization of deferred stock-based compensation of $38 for 2004, $182 for 2003 and $25 for 2002)	7,176	5,255	1,872
General and administrative (excluding amortization of deferred stock-based compensation of $768 for 2004, $498 for 2003 and $614 for 2002)	5,898	3,615	3,137
Amortization of intangible assets	97	—	—
Stock-based compensation	859	680	639

Total operating expenses	19,667	12,024	7,409

Operating loss	(17,838)	(10,787)	(6,489)
Interest expense	(59)	(14)	(44)
Other income, net	204	65	310
Change in fair value of outstanding warrants	1,808	—	—

Loss before income taxes	(15,885)	(10,736)	(6,223)
Income tax provision	52	—	—

Net loss	(15,937)	(10,736)	(6,223)
Modification of warrants	2,167	—	—
Preferred stock dividend and accretion	—	—	4,731

Net loss attributable to common stockholders	$(18,104)	$(10,736)	$(10,954)

Basic and diluted loss per common share	$(0.36)	$(0.42)	$(0.73)
Weighted average number of common shares outstanding	50,125	25,505	14,919

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common stock		Preferred stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	4,577	$46	40	$—	$69,530	$(44)	$(74,295)	$(4,763)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(6,223)	(6,223)

Total comprehensive income (loss)	—	—	—	—	—	—	(6,223)	(6,223)
Issuance of common stock upon the exercise and modification of warrants, net of issuance costs	6,312	63	—	—	6,015	—	—	6,078
Conversion of note payable to common stock	239	2	—	—	1,539	—	—	1,541
Issuance of common stock	5,760	58	—	—	8,970	—	—	9,028
Issuance of common stock upon exercise of stock options	326	3	—	—	324	—	—	327
Amortization of deferred stock compensation	—	—	—	—	—	44	—	44
Issuance of common stock, common stock warrants and options for services	75	1	—	—	1,230	—	—	1,231
Conversion of Series E preferred stock	2,321	23	(16)	—	(23)	—	—	—
Preferred stock dividend	—	—	—	—	4,731	—	(4,731)	—

Balance at December 31, 2002	19,610	196	24	—	92,316	—	(85,249)	7,263
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(10,736)	(10,736)

Total comprehensive income (loss)	—	—	—	—	—	—	(10,736)	(10,736)
Issuance of common stock upon the exercise of warrants, net of issuance costs	5,059	50	—	—	9,875	—	—	9,925
Issuance of common stock upon exercise of stock options	1,219	12	—	—	1,494	—	—	1,506
Amortization of stock compensation	—	—	—	—	44	—	—	44
Conversion of Series E preferred stock	1,166	12	(9)	—	(12)	—	—	—
Issuance of common stock in business acquisition	1,123	11	—	—	3,088	—	—	3,099

Balance at December 31, 2003	28,177	281	15	—	106,805	—	(95,985)	11,101

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(18,104)	(18,104)

Total comprehensive income (loss)	—	—	—	—	—	—	(18,104)	(18,104)
Issuance of common stock and warrants, net of issuance costs	3,080	31	—	—	6,711	—	—	6,742
Issuance of restricted common stock and stock options to employees	802	8	—	—	2,444	(2,452)	—	—
Issuance of common stock upon the exercise of warrants, net of issuance costs	4,477	45	—	—	10,791	—	—	10,836
Issuance of common stock upon exercise of stock options	748	8	—	—	921	—	—	929
Modification of stock options and warrants	—	—	—	—	2,231	—	—	2,231
Reclassification of warrants from equity to liability	—	—	—	—	(937)	—	—	(937)
Amortization of deferred stock-based compensation	—	—	—	—	—	795	—	795
Conversion of Series E preferred stock	2,167	22	(15)	—	(22)	—	—	—
Conversion of note payable to common stock	66	1	—	—	109	—	—	110
Issuance of common stock and warrants and options assumed in business acquisition	40,137	401	—	—	124,042	—	—	124,443
Deferred stock-based compensation from business acquisition	—	—	—	—	—	(184)	—	(184)
Fair value of conversion feature of debt assumed in business acquisition	—	—	—	—	1,233	—	—	1,233

Balance at December 31, 2004	79,654	$797	—	$—	$254,328	$(1,841)	$(114,089)	$139,195

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(15,937)	$(10,736)	$(6,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	859	680	639
Depreciation and amortization	1,646	210	245
Change in valuation of outstanding warrants	(1,808)	—	—
Deferred taxes	52	—	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(115)	(467)	(100)
Inventory	46	(163)	(15)
Other current assets	(434)	(300)	(32)
Accounts payable	(864)	(323)	(466)
Accrued expenses	(1,353)	480	(526)
Deferred revenue	179	(17)	(63)

Net cash used in operating activities	(17,729)	(10,636)	(6,541)
Cash flows from investing activities:
Purchases of furniture and equipment	(730)	(633)	(75)
Cash acquired in business combination, net of transaction costs paid	13,262	(510)	—
Proceeds from the sale of furniture and equipment	—	—	1

Net cash provided by (used in) investing activities	12,532	(1,143)	(74)
Cash flows from financing activities:
Payments made on note payable	—	—	(1,435)
Proceeds from exercises of stock options	929	1,506	327
Proceeds from warrant exercises and issuance of common stock, net of issuance costs	19,386	9,925	15,106

Net cash provided by financing activities	20,315	11,431	13,998

Net increase (decrease) in cash and cash equivalents	15,118	(348)	7,383
Cash and cash equivalents at beginning of period	7,099	7,447	64

Cash and cash equivalents at end of period	$22,217	$7,099	$7,447

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash financing and investing activities:
Preferred stock dividend and accretion	—	—	4,731
Conversion of note payable to common stock	110	—	1,506
Conversion of Series E preferred stock	22	12	23
Cashless exercises of warrants	—	3	—
Issuance of common stock and warrants for services	—	—	634
Warrants issued in connection with financing classified as a liability at issuance	4,070
Reclassification of warrants from liability to equity	(2,262)	—	—
Reclassification of warrants from equity to liability	937	—	—
Deferred compensation from grant of restricted common stock and options	2,452	—	—
Modification of outstanding equity instruments	2,167	—	—
Fair value of common stock issued and equity instruments assumed in business acquisition	124,443	3,099	—
Long-term debt assumed in business acquisition	1,360	—	—
Fair value of conversion feature of debt assumed in business acquisition	1,233	—	—
Direct acquisition costs included in accounts payable and accrued liabilities	58	252	—

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

SAFLINK Corporation offers biometric security, smart card, and public key infrastructure (PKI) solutions that protect intellectual property, secure information assets, and eliminate passwords. SAFLINK’s software provides Identity Assurance Management™, allowing administrators to verify identity and control access to computer networks, physical facilities, applications, and time and attendance systems.

SAFLINK Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Bellevue, Washington.

On August 6, 2004, SAFLINK acquired SSP Solutions, Inc. dba SSP-Litronic. After the acquisition, the Company changed the wholly-owned subsidiary’s name to Litronic, Inc. (Litronic). Litronic, also incorporated in the State of Delaware, maintains its headquarters in Irvine, California.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc., a Delaware corporation organized on June 25, 1998, and Litronic, Inc., a Delaware corporation, acquired on August 6, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company derives revenue from license fees for software products, selling hardware manufactured by the Company, reselling third party hardware and software applications, and fees for services related to these software and hardware products including maintenance services, installation and integration consulting services.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered under a license includes a first year of maintenance, in which case the value of such maintenance is recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

Revenue from hardware manufactured by the Company is generally recognized upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. The Company also acts as a reseller of third-party hardware and software applications. Such revenue is also generally recognized upon shipment of the hardware, unless contract terms call for a later date, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product, the revenue is recognized in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1).

Major Customers

One customer accounted for 15% of the Company’s 2004 revenue, while one customer accounted for 39% of the Company’s 2003 revenue. Three customers accounted for 46%, 24%, and 11% of the Company’s 2002 revenue, respectively.

Three customers accounted for 22%, 21%, and 19% of the outstanding accounts receivable balance at December 31, 2004, while one customer accounted for 52% of the outstanding balance at December 31, 2003.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents of $22.2 million and $7.1 million at December 31, 2004 and 2003, respectively, consist of bank account balances, money market funds, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. Cash equivalents were $21.1 million and $6.4 million at December 31, 2004 and 2003, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific information. The Company reviews its allowance for doubtful accounts monthly. Past due balances in excess of 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company has recorded bad debt expense of $22,000, $3,000, and $0, and has had write-offs/(collections) of $1,000, $1,000, and $(1,500), during 2004, 2003, and 2002, respectively. As of December 31, 2004, 2003 and 2002, the Company had recorded an allowance for doubtful accounts of $27,000, $6,000 and $4,500, respectively. In addition, as of December 31, 2004 and 2003, the Company had $366,000 and $0, respectively, of unbilled revenue classified as accounts receivable. These amounts will be invoiced in accordance with billing schedules established in the contracts with the customers.

Fair Value of Financial Instruments

At December 31, 2004 and 2003, the Company’s financial instruments consist of cash and cash equivalents, overnight investments in repurchase agreements, accounts receivable, an investment in a bank time certificate of deposit, accounts payable, accrued liabilities, an other current obligation, and a convertible note payable. The fair value of these instruments approximates their carrying value based on the liquidity of these financial instruments or based on their short-term nature.

Inventory

Inventory is comprised of raw materials and finished goods consisting of smart card readers and biometric physical access readers that are either manufactured by the Company or are manufactured by a third party, as well as third-party hardware devices to be purchased by customers in connection with the installation of the Company’s software products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $687,000, $731,000, and $332,000 in 2004, 2003 and 2002, respectively.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company’s accruals for potential customer indemnification or warranty-related obligations are insignificant.

The Company’s government business relies on a limited number of vendors for certain components of the products it is developing. Any undetected flaws in the components supplied by these vendors could lead to unanticipated costs to replace or repair these parts.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
	(In thousands, except EPS)
Net loss attributable to common stockholders	$(18,104)	$(10,736)	$(10,954)
Add stock-based employee compensation expense included in reported net loss	795	15	44
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(6,091)	(5,090)	(3,922)

Pro forma net loss attributable to common stockholders	(23,400)	(15,811)	(14,832)

Basic and diluted EPS, as reported	(0.36)	(0.42)	(0.73)
Basic and diluted EPS, pro forma	$(0.47)	$(0.62)	$(0.99)

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net Loss per Common Share

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

The following table sets forth the computation of basic and diluted loss per common share:

	2004	2003	2002
	(In thousands, except net loss per common share)
Numerator:
Net loss	$(15,937)	$(10,736)	$(6,223)
Modification of outstanding equity instruments	2,167	—	—
Preferred Stock dividend and accretion	—	—	4,731

Net loss attributable to common stockholders	$(18,104)	$(10,736)	$(10,954)

Denominator:
Weighted average number of common shares outstanding during the period	50,479	25,505	14,919
Less weighted average number of restricted common shares outstanding during the period	354	—	—

	50,125	25,505	14,919

Net loss attributable to common stockholders per common share	$(0.36)	$(0.42)	$(0.73)

Basic and diluted loss per share:
Net loss	$(0.32)	$(0.42)	$(0.42)
Modification of outstanding equity instruments	(0.04)	—	—
Preferred stock dividend and accretion	—	—	(0.31)

Net loss attributable to common stockholders	$(0.36)	$(0.42)	$(0.73)

Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, a convertible promissory note and convertible preferred stock. Net loss attributable to common stockholders includes net loss, modification of outstanding equity instruments, preferred stock dividend and accretion, and interest on convertible note payable. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share are the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potentially dilutive securities for the years ended December 31, 2004, 2003, and 2002, included preferred stock, options, warrants and a convertible promissory note convertible into 13.7 million shares, 13.8 million shares, and 19.3 million common shares, respectively.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Reporting

Operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. SAFLINK’s management and chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

Foreign Currency

The Company has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant foreign currency gains or losses realized or unrealized in 2004, 2003 or 2002.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also assesses the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors exist that might cause impairment to the carrying value. The Company compares the fair value of the intangible asset, which is determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset. If the Company were to determine that the fair value of an intangible asset was less than its carrying value, based upon the discounted cash flow valuation, the Company would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset.

Impairment of Long-Lived Assets

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the quarter ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (Note 2) for the pro forma net loss and net loss per share amounts for 2004, 2003 and 2002, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company expects the adoption to have a material impact on the consolidated statements of operations for the six months ended December 31, 2005. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the six months ended December 31, 2005.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Business Combinations

SSP-Litronic Merger

On August 6, 2004, pursuant to an Agreement and Plan of Merger and Reorganization (Merger Agreement), dated as of March 22, 2004, by and among SAFLINK Corporation, a Delaware corporation, Spartan Acquisition Corporation (Spartan), a Delaware corporation and wholly-owned subsidiary of SAFLINK, and SSP Solutions, Inc., a Delaware corporation, dba SSP-Litronic, Spartan was merged with and into SSP-Litronic, with SSP-Litronic surviving as a wholly-owned subsidiary of SAFLINK (the “Merger”), and was subsequently renamed Litronic, Inc. (Litronic). The effective date of the Merger was August 6, 2004. Pursuant to the terms of the Merger Agreement, SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK common stock. SAFLINK issued 40,137,148 shares of its common stock in exchange for the outstanding shares of SSP-Litronic common stock.

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

Litronic designs and develops innovative data and communication security solutions for both corporate and government institutions. Litronic also provides network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. The Company believes that its Merger with SSP-Litronic will help broaden its customer base and will enable it to offer an integrated smart card plus biometric solution to the government and commercial sectors, among other benefits.

The acquisition is being accounted for under the purchase method of accounting, as of August 6, 2004, and the results of operations of Litronic Inc. from August 7, 2004 through December 31, 2004, have been included in the consolidated results of operations for SAFLINK for the year ended December 31, 2004. A summary of the components of the purchase price for the acquisition is as follows (in thousands):

Fair value of common stock issued	$116,398
Fair value of SSP-Litronic stock options assumed	5,835
Fair value of SSP-Litronic warrants assumed	2,210
Merger related costs	1,840

Total purchase price	$126,283

The fair value of the common stock issued by SAFLINK upon the acquisition was $2.90 per share based on the average closing price for a period of two days before and after March 22, 2004, the date of the Merger Agreement. The estimated costs related to the Merger primarily consist of legal, financial advisory and accounting fees and other directly related costs.

The fair value of options and warrants assumed was determined using the fair value of SAFLINK common stock of $2.90 per share and a Black-Scholes model with the following assumptions: Options—an expected dividend yield of 0.0%, a risk-free interest rate between 2%–3%, volatility of 130%, and an expected life between 1–5 years. Warrants—an expected dividend yield of 0.0%, a risk-free interest rate between 1%–3%, volatility of 140%, and a contractual life between 0–5 years.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred stock compensation related to the acquisition was determined based on the intrinsic value of the unvested portion of employee stock options assumed in the acquisition.

The following represents the final allocation of the purchase price to the acquired assets and liabilities of SSP-Litronic. This allocation was based on the respective fair values of the assets and liabilities of SSP-Litronic as of August 6, 2004. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill. The goodwill of $93.1 million is not deductible for tax purposes. The goodwill is not being amortized, but is included in the Company’s annual review of goodwill for impairment. The total purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Tangible assets, primarily cash and cash equivalents, accounts receivable and inventory	$17,000
Current liabilities	(4,697)
Deferred tax liability	(576)
Long-term debt	(1,360)
Identifiable intangible assets:
Patents	400
Tradenames	1,600
Developed technology	16,900
Customer relationships	4,700
Non-competition agreements	300
Goodwill	93,065
Fair value of conversion feature of convertible debt assumed	(1,233)
Deferred stock compensation	184

Total	$126,283

Amortization of identifiable intangible assets has been provided, on a straight-line basis, over the following estimated useful lives: patents—7 years; developed technology—7 to 10 years; customer relationships—8 years; and non-competition agreements—3 years. Tradenames have been determined to have an indefinite life and are not being amortized.

Asset Purchase from BSG and ISS

On December 29, 2003, the Company acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc., a Maryland corporation (ISS) and Biometric Solutions Group, Inc., a Delaware corporation (BSG), pursuant to the terms of an Asset Purchase Agreement, dated as of December 28, 2003, by and between the Company, ISS and BSG. The purchase arrangement has been accounted for as a business combination. The primary reason the Company made the purchase was to expand its market by entering the physical access market and to meld the physical access product into its existing logical access product. This technology also plays a vital role in the Company’s entry into the manufacturing automation systems market.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the purchase price for the above acquisition is as follows (in thousands):

Cash	$500
Common stock	3,099
Direct acquisition costs	262

Total purchase price	$3,861

The purchase price was allocated as follows (in thousands):

Inventory	$93
Intangible assets:
Existing technologies (8 year life)	1,500
Non-compete agreement (2 year life)	110
Goodwill	2,158

Total	$3,861

The intangible assets are amortized, on a straight-line basis, over the expected useful lives of the assets identified above and goodwill will be 100% tax deductible over its 15-year tax life.

The unaudited pro forma combined historical results of operations for the year ended December 31, 2003, assuming the Litronic Merger and asset purchase from ISS and BSG had closed on January 1, 2003 are as follows (in thousands, except per share data):

Year ended December 31, 2003
Total revenue	$15,507
Net loss attributable to common stockholders	$(24,718)
Net loss attributable to common stockholders per share	$(0.37)

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined historical results of operations for the year ended December 31, 2004, assuming the Litronic Merger had closed on January 1, 2004, are as follows (in thousands, except per share data):

Year ended December 31, 2004
Total revenue	$10,249
Net loss attributable to common stockholders	$(29,795)
Net loss attributable to common stockholders per share	$(0.40)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

4.    Intangible Assets

The following are the components of intangible assets:

	December 31,
	2004	2003
	(In thousands)
Non-competition agreements	$410	$110
Developed technology	18,400	1,500
Patents	400	—
Tradenames	1,600	—
Customer relationships	4,700	—
Perpetual license	100	100

	25,610	1,710
Less: Accumulated amortization	(1,424)	(100)

	$24,186	$1,610

During the years ended December 31, 2004, 2003 and 2002, the Company recorded additions of intangible assets of $23.9 million, $1.6 million and $0, respectively, related to the two acquisitions as described in Note 3—Business Combinations. The components of intangible assets acquired during the years ended December 31, 2004 and 2003 are as follows, with no significant residual value estimated (in thousands):

	2004 amount	2004 weighted- average life	2003 amount	2003 weighted- average life
Non-competition agreements	$300	3 years	$110	2 years
Developed technology	16,900	9 years	1,500	8 years
Patents	400	7 years	—	—
Tradenames	1,600	Indefinite	—	—
Customer relationships	4,700	8 years	—	—

	$23,900	9 years	$1,610	8 years

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total amortization of intangible assets was $1.3 million in 2004, while there was no amortization in 2003 and 2002. The estimated future amortization expense for the next five years related to intangible assets, assuming no future impairment of the underlying intangible assets, as of December 31, 2004, is as follows (in thousands):

	Non-competition Agreements	Developed Technology, Patents and Customer Relationships	Total
2005	$155	$2,683	$2,838
2006	100	2,683	2,783
2007	58	2,683	2,741
2008	—	2,683	2,683
2009	—	2,683	2,683

	$313	$13,415	$13,728

Amortization expense related to non-competition agreements is recorded as an operating expense in the statement of operations, while amortization expense related to all other intangible assets is recorded as a cost of revenue in the statement of operations.

In February 2005, the Company decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic Merger and will incur a $900,000 impairment loss on intangible assets during the first quarter of 2005.

5.    Inventory

The following is a summary of inventory:

	December 31,
	2004	2003
	(In thousands)
Raw materials	$92	$—
Finished goods	580	295

	$672	$295

6.    Furniture and Equipment

Furniture and equipment at cost consists of the following:

	December 31,
	2004	2003
	(In thousands)
Computer equipment and software	$2,581	$1,934
Leasehold improvements	210	202
Office furniture, equipment and other	536	338

	3,327	2,474
Less: Accumulated depreciation	(2,174)	(1,852)

	$1,153	$622

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense amounted to $322,000 in 2004, $210,000 in 2003, and $218,000 in 2002. Depreciation on furniture and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is 2-3 years, while office furniture and other equipment are 3 to 10 years. Furniture and equipment held under leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

7.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2003
	(In thousands)
Professional services	$157	$138
Direct acquisition costs	58	252
Compensation	1,393	496
Other	599	201

	$2,207	$1,087

8.    Convertible Note Payable

As part of the Merger with SSP-Litronic, the Company assumed three convertible promissory notes with a combined face value of $1,360,000. During November 2004, two of the outstanding convertible promissory notes in the amount of $50,000 and $60,000 were converted into 66,264 shares of the Company’s common stock. The remaining outstanding convertible promissory note (the “Note”) matures December 31, 2005, and bears interest at a rate of 10% per annum to be paid quarterly in cash, or at the Company’s discretion, in common shares based upon the trailing 30-day average prior to the interest due date. The Note is convertible, in whole or in part, at the option of the holder into shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.66 per share, subject to adjustment under certain conditions. The Note automatically converts prior to maturity if the Company’s common shares trade at or above $5.00 per share with average volume of 60,000 shares per day for 20 consecutive trading days. The Company is subject to restrictive covenants related to the note that prevents the Company from pledging intellectual property as collateral.

The conversion feature embedded in the convertible promissory notes was valued at $1.2 million on the date of the Merger, and was classified into equity in the purchase price allocation (Note 3).

9.    Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary gain as a result of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Income tax benefit at U.S. statutory rate of 34%	$(5,401)	$(3,650)	$(2,115)
State tax, net of federal benefit	(318)	(215)	(125)
Other, net	673	19	81
Change in valuation allowance	5,098	3,846	2,159

Income tax expense	$52	$0	$0

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a non-cash income tax provision of $52,000 for the twelve months ended December 31, 2004. This charge is required because the Company has a deferred tax liability related to goodwill associated with the BSG asset purchase, which is being amortized for tax purposes, but not for book purposes. As the goodwill has an indeterminable life, the Company cannot reasonably estimate the amount, if any, of deferred tax liabilities related to BSG goodwill which will reverse during the net operating loss carry forward period, and thus offset deferred tax assets. Accordingly, the Company increases the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to BSG goodwill increases due to continued amortization of goodwill for tax purposes.

The entire $52,000 in income tax expense is a deferred expense, for both federal and state taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$52,448	$29,342
Capital loss carryforward	1,744	—
Research and development credits	172	—
Intangible assets	—	1,558
Other	376	365

Total deferred tax assets	54,740	31,265

Deferred tax liabilities:
Intangible assets	(6,787)	—
Other	(538)	—

Total deferred tax liabilities	(7,325)	—

Net deferred tax assets	47,415	31,265
Valuation allowance	(48,043)	(31,265)

Deferred tax liability, net	$(628)	$—

Due to the Company’s history of net operating losses, the Company has established a valuation allowance that is at least equal to its net deferred tax assets. The valuation allowance increased approximately $16.8 million, $3.8 million, and $2.2 million during 2004, 2003, and 2002, respectively. The valuation increase of $16.8 million during 2004 includes an $11.7 million increase due to the establishment of deferred tax assets and liabilities in connection with the SSP-Litronic Merger in August 2004. The deferred tax liability of $628,000 is a combination of $52,000 of current year expense and $576,000 related to tradenames acquired in the SSP-Litronic Merger which have an indefinite life. Tradenames have no basis for tax purposes, but have a book carrying value of $1.6 million. We cannot reasonably estimate the amount, if any, of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period. Accordingly, this liability cannot be offset against deferred tax assets for purposes of determining the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2004, the Company had net operating loss carryforwards of approximately $145.7 million, which begin to expire in 2007. In connection with the SSP-Litronic Merger in August 2004, the Company acquired $49.5 million in net operating losses and $172,000 in federal research and development credits, both of

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which will be subject to limitation under Section 382 of the Internal Revenue Code. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryfowards may never be utilized.

10.    Stockholders’ Equity

Increase in Authorized Common Shares

The Company increased the number of common shares authorized for issuance from 100,000,000 to 500,000,000, which was approved by stockholders on August 5, 2004.

Reclassification of warrants to liability

The Company’s Series A warrants and the related placement agent warrants that were issued on June 5, 2001, contain a cash redemption provision that is triggered if the Company issues, in a business combination, capital stock that represents more than 40% of its outstanding common stock immediately prior to such issuance. The Litronic Merger qualified as a triggering event because the Company issued more than 40% of its common stock in connection with the Merger. The cash redemption value was measured as of August 2, 2004, the date the warrant holders were officially notified of the Merger by the Company, and, in accordance with the warrant provisions, was determined using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 105%, and a remaining contractual life of 1.8 years, as the warrants expire on June 5, 2006. As of August 2, 2004, there were Series A warrants and placement agent warrants outstanding to purchase 244,224 and 192,124 shares of the Company’s common stock, respectively. Exercise prices of the warrants ranged from $1.30 to $3.06. The total cash redemption value was estimated to be $765,000 as of August 2, 2004, and is fixed as long as the warrants are outstanding. On August 6, 2004, the closing date of the Merger, these warrants were reclassified from equity to an other current obligation in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” because the warrants now contain characteristics of a debt instrument. The outstanding warrants were valued as of December 31, 2004, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.0%, a volatility of 78%, and a remaining contractual life of 1.4 years. The value of the warrants includes the value of the cash redemption provision, which was determined using a Black-Scholes model with similar assumptions. The value of the warrants was estimated to be $937,000, as of December 31, 2004, and is classified as an other current obligation. At each interim period and year end, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants, and charged or credited to the consolidated statement of operations.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holders of Series E preferred stock had no voting rights but ranked prior to the holders of common stock with respect to the distribution of the Company’s assets upon a bankruptcy, liquidation or other similar event. The liquidation preference for the Series E preferred stock was an amount equal to the purchase price of the shares of Series E preferred stock of $200 per share.

As of December 31, 2004, there was no preferred stock outstanding.

Restricted Common Stock

On August 9, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Kris Shah, the President of Litronic, to acquire 500,000 shares of the Company’s common stock. The stock purchase right was exercised on August 9, 2004, with 300,000 shares issued being subject to a one-year cliff vesting schedule and the remaining 200,000 shares vesting after two years. In the event (a) there is a change of control prior to the expiration of the two year term or while Mr. Shah otherwise remains employed by the Company, (b) Mr. Shah’s employment is terminated without cause, as defined in the restricted stock agreement, (c) Mr. Shah resigns from his employment for good reason, as defined in the restricted stock agreement, or (d) Mr. Shah dies or becomes disabled, Mr. Shah will receive full accelerated vesting upon any unvested portion of the restricted stock. The Company valued the grant using the Company’s closing stock price of $2.74 on August 9, 2004, multiplied by the number of shares granted, resulting in a total value of $1,370,000, which is classified as deferred compensation and is being amortized in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” on an accelerated basis, over the vesting period. Deferred compensation amortization related to this grant during the year ended December 31, 2004, was $430,000.

On June 23, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Glenn Argenbright, the Company’s Chief Executive Officer, to acquire 301,928 shares of the Company’s common stock. The stock purchase right was exercised on June 23, 2004 through past service rendered, with the shares issued being subject to a three-year cliff vesting schedule and vest completely on June 23, 2007. In the event that Mr. Argenbright’s service is terminated for cause, any unvested shares will be subject to a repurchase right and may be reacquired by the Company. The Company valued the grant using the Company’s closing stock price of $2.51 on June 23, 2004, multiplied by the number of shares granted, resulting in a total value of $758,000, which is classified as deferred compensation and is being amortized to compensation expense on a straight-line basis over the three-year vesting period. Deferred compensation amortization related to this grant during the year ended December 31, 2004, was $126,000.

The weighted-average fair value of restricted stock granted to employees during 2004 was $2.65.

Common Stock

The right to vote on all matters to be voted upon by the stockholders of the Company is vested exclusively in the holders of the outstanding shares of common stock, with each outstanding share of common stock having one vote per share, voting together as a class.

SSP-Litronic Merger

In conjunction with the Merger with SSP-Litronic (Note 3) that closed August 6, 2004, the Company issued 40,137,148 common shares.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

February 2004 Financing

On February 26, 2004, the Company issued and sold an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. The warrants have a 5-year term, an original exercise price of $3.97 per share, and a call feature which the Company is entitled to exercise after three years and ten trading days from the date of issuance, provided that the per share market value of the common stock has been equal to or greater than 200% of the warrant price for a period of ten consecutive trading days immediately prior to the date of delivery of the call notice. Due to anti-dilution provisions contained in these warrants, the exercise price was reduced to $2.50 per share related to the warrant amendments that occurred in July 2004. Per the original registration rights agreement, if the registration statement ceased to be effective prior to its expiration date of February 26, 2007, or if the Company’s common stock was suspended or delisted from both the Nasdaq SmallCap Market and the OTC Bulletin Board for any reason for more than five business days, the Company may have been required to pay an amount as liquidated damages to each stockholder equal to 2% for the first thirty day period and 1% per thirty day period thereafter or portion thereof of the stockholder’s initial investment in the shares from the event date until the applicable event is cured. The warrant value as of February 26, 2004, was $4,070,000 based on the estimated value of the warrants using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 3.0%, volatility of 140% and an expected life of two to five years. On September 28, 2004, the registration rights agreement was amended so that the Company could remedy any of these situations with shares of the Company’s common stock rather than cash. Due to the amendment of the Company’s potential obligation to settle the warrants in common stock rather than cash if the terms of the registration rights agreement are not met, the fair value of the warrants on the modification date, estimated at $2.3 million, has been reclassified from a liability to additional paid-in capital in stockholders’ equity and was estimated using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 3.0%, a volatility of 78%-132% and an expected life of one to four years. The change in fair value of the warrants between February 26, 2004, and September 28, 2004, was $1.8 million and has been credited to the statement of operations.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issuances of Common Stock for Services in 2002

During 2002, the Company issued 75,000 shares of common stock to ViewTrade Securities, Inc. and Vfinance Investments, Inc. as partial consideration for various financial and advisory services. The value assigned to these issuances was approximately $137,000 and is being amortized over the service period of 12 months. Expense related to these issuances was approximately $80,000 in 2002 and $57,000 in 2003.

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

Warrants

The following table summarizes warrant activity by warrant type, in terms of shares of the Company’s common stock issuable upon the exercise of the warrants (in thousands):

	Series A	Series B	Series C	June 2002	November 2002	February 2004	Other	SSP-Litronic Warrants	Total
Outstanding at December 31, 2001	6,138	639	—	—	—	—	111	—	6,888
Issued	—	—	4,835	2,869	1,050	—	360	—	9,114
Exercised	(4,199)	(639)	(84)	(155)	—	—	(5)	—	(5,082)
Expired or cancelled	—	—	—	—	—	—	—	—	—

Outstanding at December 31, 2002	1,939	—	4,751	2,714	1,050	—	466	—	10,920
Issued	—	—	—	—	—	—	—	—	—
Exercised	(319)	—	(4,122)	(558)	—	—	(60)	—	(5,059)
Surrendered through net exercises	(74)	—	—	(111)	—	—	—	—	(185)
Anti-dilution adjustment	232	—	246	—	—	—	10	—	488
Expired or cancelled	—	—	—	—	—	—	(7)	—	(7)

Outstanding at December 31, 2003	1,778	—	875	2,045	1,050	—	409	—	6,157
Issued	—	—	—	—	—	1,417	—	—	1,417
Exercised	(1,349)	—	(665)	(1,667)	(795)	—	(1)	—	(4,477)
Surrendered through net exercises	—	—	—	—	(6)	—	—	—	(6)
Assumed in Merger	—	—	—	—	—	—	—	889	889
Anti-dilution adjustment	8	—	25	—	—	—	2	—	35
Expired or cancelled	—	—	—	—	—	—	—	—	—

Outstanding at December 31, 2004	437	—	235	378	249	1,417	410	889	4,015

Warrants assumed in SSP-Litronic Merger

The unexercised warrants issued by SSP-Litronic were assumed effective with the closing of the Merger and the number of shares issuable upon exercise and the exercise price has been adjusted to reflect the Merger. Warrants assumed consisted of A-1 Warrants, A-2 Warrants, Placement Agent Warrants and a BIZ Roth Warrant to purchase a total of 889,335 shares of SAFLINK common stock.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The A-1 Warrants have an exercise price of $2.50 per share, and the A-2 Warrants have an exercise price of $2.92 per share. The A-1 and A-2 Warrants are subject to customary anti-dilution provisions and weighted average anti-dilution provisions if the Company issues shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price. At December 31, 2004, a total 421,500 A-1 Warrants and 415,500 A-2 Warrants were outstanding. In addition, there were Placement Agent Warrants to purchase 38,082 shares of SAFLINK common stock at an exercise price of $1.16 per share and a BIZ Roth warrant to purchase 14,253 shares of SAFLINK common stock at an exercise price of $3.51 per share outstanding as of December 31, 2004.

Beginning January 23, 2007, and subject to a minimum average dollar trading volume, the Company may redeem the A-1 and A-2 Warrants for $.17 per Warrant if the Company’s stock closes above $5.00 relative to the A-1 Warrants and $5.83 relative to the A-2 Warrants for ten consecutive trading days.

July 2004 Warrant Amendments and Exercises

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

February 2004 Financing Warrants

In connection with the February 2004 financing, in which investors received warrants to purchase 1,232,000 shares of the Company’s common stock, the Company also issued placement agent warrants to purchase up to 184,800 shares of the Company’s common stock at an original exercise price of $3.97 per share. The warrants have a 5-year term but are not subject to the registration rights agreement. The value of these placement agent warrants was included in financing costs and was estimated at $663,000, based on the estimated value of the warrants using the Black-Scholes model with an expected dividend yield of 0.0%, a risk-free interest rate of 4.0%, volatility of 140% and an expected life of five years. Other costs associated with this financing include $691,000 in direct fees paid to various third parties. Due to anti-dilution provisions contained in these warrants, the exercise price was reduced to $2.50 per share related to the warrant amendments that occurred in July 2004.

November 2002 Financing Warrants

In connection with the November 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 807,692 shares of the Company’s common stock initially exercisable at $3.60 per share. The Company also issued warrants to purchase an aggregate of 161,538 shares of its common stock exercisable at

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.60 per share and warrants to purchase an aggregate of 80,769 shares of its common stock exercisable at $3.60 per share to placement agents in connection with the financing. During 2004 and in connection with the July 2004 warrant modification, 792,692 shares of the Company’s common stock were issued and the Company received $2.0 million in gross proceeds in connection with the exercise of these warrants. Also, during 2004, there was a net exercise of a placement agent warrant that resulted in the issuance of 1,815 shares of the Company’s common stock and the cancellation of the right to acquire 5,973 shares of the Company’s common stock. There were no warrant exercises for these warrants in 2003.

June 2002 Financing Warrants

In connection with the June 2002 financing, investors were issued 5-year warrants to purchase an aggregate of 2,206,668 shares of the Company’s common stock initially exercisable at $2.25 per share. The warrant exercise price increased to $3.50, as adjusted for dilutive issuances, per share on February 18, 2003. The Company also issued warrants to purchase an aggregate of 441,333 shares of its common stock exercisable at $1.50 per share and warrants to purchase an aggregate of 220,667 shares of its common stock exercisable at $2.25 per share to placement agents in connection with the financing. During 2002, the Company received $344,000 in gross proceeds and issued 154,450 shares of the Company’s common stock as a result of warrant exercises associated with this financing. The exercise price of the warrants initially exercisable at $2.25 increased to $3.50, as adjusted for dilutive issuances, on February 18, 2003. During 2003, 382,000 shares of common stock were issued as a result of June 2002 financing warrants being exercised and 176,039 shares of common stock were issued due to exercises of placement agent warrants associated with this financing. Due to a certain number of net, or cashless, exercises, placement agent warrants to purchase 111,079 shares of common stock were surrendered during 2003. During 2004 and in connection with the July 2004 warrant modification, 1,666,668 shares of the Company’s common stock were issued and the Company received $4.2 million in gross proceeds in connection with the exercise of these warrants.

Warrant Issuances for Services in 2002

During 2002, the Company issued fully vested 5-year warrants to purchase a total of 360,000 shares of common stock as partial consideration to vendors in exchange for services. The range of exercise prices for these warrants is from $2.25 to $3.00. The value of these warrants ($911,000), as determined by the Black-Scholes pricing model, was recognized as expense over the term of the service period with each vendor. The service periods for these warrant issuances ranged from six to twelve months. Expense related to these warrants was $275,000 in 2002 and $636,000 in 2003. The Company received approximately $3,000 and $164,000 in gross proceeds and issued 1,003 and 60,007 shares of the Company’s common stock from exercises of these warrants in 2004 and 2003, respectively.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to a restriction in the Series A and Series B warrants held by SAC Capital Associates, LLC (SAC) and SDS Merchant Fund, LP (SDS) which precluded each of them from exercising their respective Series A and Series B warrants in excess of 4.9% of the Company’s outstanding common stock, SAC and SDS were unable to exercise their warrants in full but agreed to exercise a portion of their Series A and all of their Series B warrants at a reduced price of $1.00 per share and to purchase approximately 1,200,000 shares of common stock without exercising their warrants. Each of SAC and SDS agreed to purchase at $1.00 per share that number of shares of common stock that the Company would have issued to SAC and SDS above 4.9% if these entities were to fully exercise their respective Series A and Series B warrants. In connection with their warrant exercise, SAC and SDS received a Series C warrant to purchase that number of shares of common stock issued to such purchaser upon the exercise of the original Series A and Series B warrants.

During January 2002, the Company accounted for the value allocated to the inducement noted above through the issuance of the shares and Series C warrants and the modifications made to the Series A and B warrants as an in-substance dividend in the amount of $4.7 million. The in-substance dividend increases the net loss applicable to common stockholders. The value allocated to the inducement related to the common shares issued, Series C warrants and modifications of the Series A and B warrants, was calculated as the difference between the fair value of modified equity instruments at the modification date and the fair value of the original equity instruments immediately before the terms were amended. The value allocated to the Series C warrants was calculated to be $3.8 million using an option pricing model.

The Series C warrants have a 5-year term and were initially exercisable at $2.25 per share, increasing to $3.50 per share, as adjusted for dilutive issuances, on February 18, 2003. During 2004 and in connection with the July 2004 warrant modification, 665,309 shares of the Company’s common stock were issued and the Company received $1.7 million in gross proceeds in connection with the exercise of these warrants. During 2003, the Company received approximately $8.8 million in gross proceeds and issued 4,122,106 shares of common stock as a result of Series C warrant exercises. During 2002, the Company received approximately $188,000 in gross proceeds and issued 83,572 shares of common stock as a result of Series C warrant exercises.

In connection with the exercise of the Series A and B warrants, the anti-dilution provisions of the Series E preferred stock were waived by the requisite majority of the holders of Series E preferred stock. The exercise price of the warrants held by those holders of Series E preferred stock, who did not elect to purchase the shares underlying their warrants or otherwise grant a waiver of the anti-dilution provisions, were adjusted in January 2003 in accordance with the anti-dilution provisions applicable to such warrants. In connection with the issuance of common stock to SAC and SDS, the Company received a waiver of the anti-dilution provisions of the Series E preferred stock and Series A and B warrants not exercised.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The placement agents were issued warrants to purchase up to 428,575 shares of the Company’s common stock. The terms of these warrants were substantially similar to the Series A warrants other than with regard to their respective initial exercise prices and expiration dates. The Series A and Series B warrants contain (i) anti-dilution provisions with respect to future issuances of the Company’s equity securities and (ii) adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassification or similar events of our capital stock. SAC Capital Associates, LLC and SDS Merchant Fund, LP will only be issued common stock upon exercise of these warrants to the extent their respective holdings do not exceed 4.9% of the Company’s issued and outstanding shares of common stock. In addition, if the Company’s common stock closing bid price was at least 200% of the then effective exercise price of the warrants for a specified period of time and subject to certain other conditions, 50% of the warrants were redeemable by the Company for cash before March 5, 2002. After that date, all warrants are redeemable by the Company for cash.

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

In July 2003, the Company issued redemption notices, pursuant to the terms of SAFLINK Corporation Series A warrants, to certain qualifying Series A warrant holders. The subsequent exercise of these warrants resulted in net proceeds to the Company of approximately $343,000 and the issuance of 121,758 shares of common stock. In addition to the redemption exercises, 11,133 shares of common stock were issued as a result of Series A warrant exercises and 185,963 shares of common stock were issued as a result of placement agent warrant exercises associated with the Series E financing. Due to certain net exercises, placement agent warrants to purchase 74,202 shares of the Company’s common stock were surrendered in 2003. The Company received approximately $414,000 in gross cash proceeds related to these exercises during 2003. During 2004 and in connection with the July 2004 warrant modification, 1,349,137 shares of the Company’s common stock were issued and the Company received $3.4 million in gross proceeds in connection with the exercise of these warrants. During 2002, approximately 3,900 shares of common stock were issued as a result of placement agent warrant exercises associated with the Series E financing.

Warrants issued in connection with 2000 and 2001 Bridge Loan Transactions

In connection with the Company’s bridge loan transactions in 2000 and 2001, the Company issued 80,751 warrants at $10.50 per share, adjusted for the one-for-seven reverse stock split on November 19, 2001. These warrants were issued as partial consideration for bridge loans during 2000 and 2001. During 2001, 35,715 shares of the Company’s common stock were issued as a result of a warrant exercise. There were no exercises of these warrants during 2004, 2003 and 2002. Warrants to purchase 16,074 shares of the Company’s common stock expire in November 2005 with the remainder expiring during 2006.

Other Warrant Transactions in 2001

In 2001, in conjunction with extending the payment terms of a Development and Distribution Agreement entered into with Anovea, Inc., the Company issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea. The warrant was fully vested upon grant and is exercisable until April 20, 2003. On April 30, 2001, the Company also issued a warrant to purchase up to 2,858 shares of its common stock at an exercise price of $7.00 per share to Anovea, Inc. The warrant was fully vested upon grant and is exercisable until April 30, 2003. In addition, the Company issued a warrant to purchase up to 1,429 shares

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of its common stock at an exercise price of $3.50 per share to Anovea. The warrant was fully vested upon grant and is exercisable until May 31, 2003. Anovea had an existing business relationship with the Company prior to the grant of the warrants. On May 31, 2001, the 5,716 warrants issued to Anovea on April 20 and April 30 were repriced at $3.50 per share. As a result of the issuance and repricing, the Company recorded $17,000 in operating expenses in 2001. There were no exercises of these warrants during 2004, 2003 and 2002.

Stock Options

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the SAFLINK Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants, under which approximately 3.0 million shares of common stock were reserved for issuance as of December 31, 2004. Options granted to officers, directors and employees in 2003 and 2002 were at a grant price equal to fair value. In 2004, 776,500 options were granted at a price below fair value. These options had an intrinsic value of $324,000 which was recorded as deferred compensation in equity and is being amortized in accordance with FASB Interpretation No. 28, on an accelerated basis, over the vesting period of the applicable options. The remainder of the options granted during 2004 were at a grant price equal to fair value. In general, the options vest monthly over a 36 month term and expire ten years from the date of grant.

Options assumed in the SSP-Litronic Merger

The unexercised options issued under SSP-Litronic option plans (SSP Options) were assumed as part of the Merger. Effective with the closing of the Merger, no additional options can be granted under those plans. The terms and conditions related to the SSP Options remain unchanged, with the exception of the adjustment required to reflect the affect of the Merger conversion ratio on the number of shares exercisable and the exercise price. As of December 31, 2004, there were outstanding SSP Options to purchase approximately 2.0 million shares of the Company’s common stock. Generally, SSP Options vested and became exercisable 25% upon the first anniversary of the grant issuance, and thereafter vested as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full.

Fair Value of Stock Options SFAS No. 123

The fair value for each option grant is estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions:

	December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2-4%	3%	4%
Volatility	131-140%	176%	176%
Expected life (years)	1.6-5.8	4.8	4.8

The weighted-average fair value of options granted at an exercise price equal to fair value of the Company’s common stock on the date of grant during 2004, 2003 and 2002 was $2.31, $3.91, and $1.15, respectively. The weighted-average fair value of options granted at an exercise price less than fair value of the Company’s common stock on the date of grant during 2004 was $2.66. There were no options granted below fair value during 2003 and 2002.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2001	1,102	$4.93
Granted	4,674	1.21
Exercised	(347)	1.01
Expired or Cancelled	(339)	5.03

Outstanding at December 31, 2002	5,090	1.77
Granted	1,777	4.11
Exercised	(1,201)	1.24
Expired or Cancelled	(219)	2.05

Outstanding at December 31, 2003	5,447	2.64
Granted at common stock price	1,525	2.63
Granted below common stock price	777	2.58
Assumed in Merger	2,361	2.21
Exercised	(745)	1.24
Expired or Cancelled	(503)	4.88

Outstanding at December 31, 2004	8,862	$2.51

The following table summarizes information about employee stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted- average remaining contractual life (in years)	Weighted- average exercise price per share	Number of shares (in thousands)	Weighted- average exercise price per share
$0.01 – $ 1.50	3,368	6.9	$1.18	2,811	$1.16
1.51 – 3.00	3,543	8.1	2.44	1,410	2.21
3.01 – 4.50	1,262	7.1	3.83	794	3.85
4.51 – 6.00	500	5.3	4.96	360	5.11
6.01 – 99.00	189	4.5	12.17	179	12.22

$0.01 – $99.00	8,862	7.3	$2.51	5,554	$2.42

At December 31, 2004, 2003, and 2002, exercisable options of 5,554,000, 2,689,000 and 1,723,000, respectively, were outstanding at weighted average exercise prices of $2.42, $2.57, and $2.57 per share, respectively.

11.    Commitments and Contingencies

On February 6, 2004, Litronic received notice from the Environmental Protection Agency (EPA) regarding the Omega Chemical Superfund Site (Omega Site). The notice states that Litronic is a potentially responsible party (PRP) that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or a de minimis quantity. As such, the notice is intended to offer Litronic the opportunity to resolve its liability for waste disposed at the Omega Site. The

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notice also states that if Litronic accepts the settlement offer, it can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRP’s, who potentially have claims against Litronic. The settlement offer amount is $108,000 and Litronic accepted the EPA offer on September 24, 2004. Litronic has been advised by its legal counsel and believes that there will be no further liability regarding this claim from the EPA or other PRP’s. As such, Litronic accepted the settlement offer of $108,000, which is reflected in the allocation of the purchase price to the acquired liabilities of Litronic.

The Company leases office space and equipment under various non-cancelable operating leases. Future minimum payments under these lease commitments are as follows (in thousands):

Year ending December 31,	Lease Commitments
2005	$1,136
2006	967
2007	785
2008	801
2009	626
Thereafter	1,249

$5,564

Rent expense was $802,000, $278,000 and $197,000 for 2004, 2003, and 2002, respectively.

12.    Defined Contribution Retirement Plan

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2004, 2003 or 2002.

13.    Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14.    Related-party Transactions

Revenue Recognized

For the year ended December 31, 2004, the Company recognized $231,000 in revenue through related-party sales to ISS. The Company purchased certain assets from ISS and BSG on December 29, 2003, in a cash and common stock transaction (see Note 3). After March 31, 2004, ISS was no longer considered a related-party.

KRDS Real Property Lease

As a result of the Merger with SSP-Litronic, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of SAFLINK’s subsidiary, Litronic. SAFLINK recognized rent expense of $214,000 for the year ended December 31, 2004. The lease expires in 2012.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Liquidity

The Company has historically been financed through issuances of common and preferred stock. The Company financed operations during fiscal 2004 primarily from existing working capital at December 31, 2003, a private placement of common stock in February 2004, which raised approximately $8.5 million of net proceeds, and a special warrant offering, which raised net proceeds of $10.8 million. Additionally, cash acquired in a Merger with SSP-Litronic, net of transaction costs paid, was approximately $13.5 million. As of December 31, 2004, the Company’s principal source of liquidity consisted of $22.2 million in cash and cash equivalents and $19.3 million of working capital.

Management of the Company believes that the company has sufficient funds to continue as a going concern through at least December 31, 2005. Management plans to fund the growth of the Company by generating sufficient revenue from customer contracts; if they are unable to do so, management would seek to further reduce operating costs in an attempt to provide positive cash flow from operations. There can be no assurance that the Company will be able to generate sufficient revenue from customer contracts, or further reduce costs sufficiently, to provide positive cash flow from operations. If the Company is not able to generate positive cash flow from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company on favorable terms.

16.    Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2004 and 2003:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2004
Revenue	$802	$918	$2,411	$2,267	$6,398
Gross profit	240	331	786	472	1,829
Operating loss	(3,022)	(3,195)	(5,017)	(6,604)	(17,838)
Net loss attributable to common stockholders	(1,987)	(2,386)	(7,174)	(6,557)	(18,104)
Basic and diluted net loss attributable to common stockholders per share	(0.07)	(0.07)	(0.12)	(0.08)	(0.36)
2003
Revenue	$597	$167	$763	$488	$2,015
Gross profit	458	52	463	264	1,237
Operating loss	(2,022)	(3,386)	(2,497)	(2,882)	(10,787)
Net loss attributable to common stockholders	(2,012)	(3,370)	(2,483)	(2,871)	(10,736)
Basic and diluted net loss attributable to common stockholders per share	(0.09)	(0.13)	(0.09)	(0.11)	(0.42)

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.