Form 10-K/A
period 2004-12-31
SAFLINK CORP
filed 2005-05-02
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 79,905,827 shares of the registrant’s common stock outstanding as of April 15, 2005.

EXPLANATORY NOTE

This Amendment to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following sets forth our current directors and information concerning each director’s age and background as of April 15, 2005:

Name	Position With SAFLINK	Age	Director Since
Glenn L. Argenbright	Director, Chief Executive Officer and President	39	2001
Frank J. Cilluffo	Director	34	2004
Lincoln D. Faurer	Director	77	2004
Gordon E. Fornell	Director	68	2003
Asa Hutchinson	Director	55	2005
Richard P. Kiphart	Director – Chairman of the Board	63	2004
Steven M. Oyer	Director	49	2001
Kris Shah	Director	65	2004

Glenn L. Argenbright has served as a director of SAFLINK since June 2001 and as president and chief executive officer since December 2001. From November 1999 to December 2000, Mr. Argenbright served as president and chief executive officer of Jotter Technologies, a firm whose assets we purchased in 2000. From May 1998 to November 1999, Mr. Argenbright served as president and chairman of the board of Spotlight Interactive, Inc., a web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today’s Communications Inc., a provider and aggregator of web content. From May 1998 to February 1999, Mr. Argenbright was a director and executive vice president of Intelligent Communications, Inc., a company providing high-speed Internet access over satellite. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, Cardzoo!, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

Frank J. Cilluffo has served as a member of SAFLINK’s board of directors since October 2004. Mr. Cilluffo is associate vice president for homeland security at The George Washington University, where he also directs the Homeland Security Policy Institute. Shortly after September 11, 2001, Mr. Cilluffo was appointed as special assistant to the President of the United States for Homeland Security. During his White House tenure, Mr. Cilluffo was a principal advisor to U.S. Secretary of Homeland Security Tom Ridge and directed the President’s Homeland Security Advisory Council. Mr. Cilluffo was appointed by President George W. Bush to the Office of Homeland Security shortly after its creation. Prior to his White House appointment, Mr. Cilluffo served for eight years in senior policy positions with the Center for Strategic & International Studies (CSIS), a Washington based think tank. At CSIS, he chaired or directed numerous committees and task forces on homeland defense, counterterrorism, transnational crime, and information warfare and information assurance.

Lincoln D. Faurer, United States Air Force Lieutenant General (Retired) has served as a member of SAFLINK’s board of directors since September 2004. General Faurer is president of LDF Inc., a firm that provides consulting services on matters concerning command, control, communications, computing and intelligence (C4I). From 1981 to 1985, he was the director of the National Security Agency. From 1979 to 1981, he was the deputy chairman of NATO’s Military Committee and the director of intelligence for Headquarters U.S. European Command from 1977 to 1979. From 1974 to 1977, General Faurer was the vice director for production for the Defense Intelligence Agency. Between 1973 and 1974, he was the U.S. Air Force’s deputy assistant chief of staff for intelligence and the director of intelligence for the Headquarters U.S. Southern Command from 1971 to 1973.

General Faurer received a BS from the United States Military Academy, an MA in Engineering Management from Rennsalaer Polytechnical Institute and an MA in International Affairs from George Washington University. In his public service work, General Faurer has been President of the National Correlation Working Group, Chairman of the Association of Former Intelligence Officers (AFIO), President of the Joint Military Intelligence College Foundation (JMICF), Vice Chairman of the National Military Intelligence Association (NMIA) and is currently a member of the USAF Scientific Advisory Board.

Gordon E. Fornell, United States Air Force Lieutenant General (Retired) has served as a member of SAFLINK’s board of directors since August 2003. General Fornell served in senior acquisition leadership roles in the U.S. Air Force Systems Command and Air Force Material Command for more than ten years, and worked in research, development, and acquisition positions for nearly 20 years prior. He was commander of the Electronic Systems Center at Hanscom Air Force base in Massachusetts from 1988 to 1993, and senior military assistant to the Secretary of Defense from 1987 to 1988. He also commanded the Armament Division at Eglin Air Force Base, Florida from 1985 to 1987.

Asa Hutchinson has served as a member of SAFLINK’s board of directors since March 2005. Mr. Hutchinson was a founding member of the U.S. Department of Homeland Security and the nation’s first Under Secretary of Border and Transportation Security. Mr. Hutchinson was confirmed by the U.S. Senate as Under Secretary of Homeland Security in January 2003, shortly after the department was created. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, Mr. Hutchinson was responsible for more than 110,000 federal employees in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforcement Training Center. Mr. Hutchinson managed the overall security of U.S. borders and transportation systems, which included responsibility for security programs such as US-VISIT and the Transportation Security Administration’s TWIC and Registered Traveler initiatives. From 2001 to 2003, Mr. Hutchinson served as the director of the U.S. Drug Enforcement Administration, and from 1997 to 2001, he served as a member of the U.S. House of Representatives from Arkansas. Mr. Hutchinson received a BS from Bob Jones University and a JD from the University of Arkansas.

Richard P. Kiphart has served as a member of SAFLINK’s board of directors and as chairman of the board since August 2004. Since 1995, Mr. Kiphart has served as head of the corporate finance department and principal of William Blair & Company, L.L.C., an investment firm. He currently sits on the board of directors of First Data Corporation, where he has been a director since First Data’s acquisition of Concord EFS early in 2004. He served on the Concord EFS board of directors from 1997 until 2004 and was chairman of the Concord board of directors from February 2003 until March 2004. Mr. Kiphart is a member of the board of directors of Photo Control Corp., Advanced Biotherapy, Inc. and Nature Vision, Inc. He is also chairman of the Merit Music School and serves on the board of directors for the Lyric Opera of Chicago, the Erikson Institute and DATA (Debt AIDS Trade Africa). Mr. Kiphart graduated from Dartmouth College and holds an MBA from Harvard Business School.

Steven M. Oyer, has served as a member of SAFLINK’s board of direcors since December 2001. Mr. Oyer is the managing director of global business development and sales for Standard & Poor’s Portfolio Services. He served as our interim chief financial officer from June 2001 until December 2001. Mr. Oyer also served as a director of Jotter Technologies. From October 1995 to November 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm, where he was responsible for the sales and marketing of international investment management services and alternative investments in North America. Mr. Oyer also serves on the board of Salton Inc., a publicly-traded company, as well as other private venture partnerships.

Kris Shah has served as a member of SAFLINK’s board of directors and as president of Litronic, Inc., our wholly-owned subsidiary, since August 2004. From 1970 to August 2004, Mr. Shah served in various capacities with SSP Solutions, Inc., a company he founded and with which we merged in August 2004. Positions in which he served with SSP included director, chairman of the board, chief executive officer, president, chief operating officer and secretary. Mr. Shah served as assistant secretary of BIZ Interactive Zone, Inc. and held other officer and director positions at BIZ Interactive from time to time during the period from July 2000 to June 2002. Mr. Shah holds BS and MS degrees in mechanical engineering from the University of Southern California.

Audit Committee Financial Expert

The members of our audit committee from January 1, 2004, until the completion of our merger with SSP-Litronic in August 2004 were Steven M. Oyer (Chairman), Frank M. Devine and Terry N. Miller. For the remainder of fiscal 2004 following the completion of the merger, Mr. Oyer (Chairman) and Gordon E. Fornell served as members of the audit committee. Lincoln D. Faurer was designated a member of the audit committee in September 2004. Our board has determined that each member of the audit committee meets the independence criteria set forth in the applicable rules of Nasdaq and the Securities and Exchange Commission for audit committee membership. The board has determined that at least one member of the audit committee, Mr. Oyer, is qualified as an “audit committee financial expert” as defined by the SEC.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning each officer’s age and background as of April 15, 2005:

Name	Position With SAFLINK	Age	Position Since
Glenn L. Argenbright	President and Chief Executive Officer	39	2001
Kris Shah	President, Litronic Subsidiary	65	2004
Jeffrey J. Affuso	President, Public Sector Division	39	2004
Jon C. Engman	Chief Financial Officer	41	2002
Gregory C. Jensen	Chief Technology Officer	37	2000
Steven D. Rishel	Senior Vice President of Commercial Operations	53	2004
Timothy A. Wudi	Chief Marketing Officer	55	2004

Glenn L. Argenbright – for a biographical summary of Mr. Argenbright, see the “Directors” section of this Item 10.

Kris Shah — for a biographical summary of Mr. Shah, see the “Directors” section of this Item 10.

Jeffrey J. Affuso has served as SAFLINK’s president of the public sector divison since joining us in November 2004. From May 2004 to October 2004, Mr. Affuso served as Sr. Vice President of CACI International Inc., a systems integration, managed network solutions and information assurance company, following its acquisition of the defense and intelligence group of American Management Systems, Incorporated. From Novermber 1996 to May 2004, he served as Vice President of American Management Systems. Prior to his position with CACI International and American Management Systems, Mr. Affuso held various management positions with KPMG Consulting and Herbert W. Davis and Company, a consulting firm offering specialized services in the optimization of the supply chain focused on delivering solutions to public and private sector customers.

Jon C. Engman has served as SAFLINK’s chief financial officer since April 2002. From August 2000 to November 2001, Mr. Engman served on an interim basis as chief financial officer for Reflex Communications and iAsiaworks, two companies in the respective portfolios of the Sprout Group and Enterprise Partners. From September 1996 to August 2000, he held various executive and management positions with companies in Paul Allen’s Vulcan Inc. portfolio, including vice president of finance for Mercata.com, which pioneered demand aggregation on the web. From April 1990 to August 1996, Mr. Engman served in several finance and management roles at Captaris Inc., a voice messaging and message management software company. Mr. Engman worked as an auditor for Arthur Andersen from June 1986 to March 1990, specializing in high-tech and communications industries. Mr. Engman received a BA in business administration, with a concentration in accounting, from the University of Washington.

Gregory C. Jensen has served as SAFLINK’s chief technology officer since March 2000. Since joining us in 1992, Mr. Jensen has served in various capacities, including as our chief systems engineer, director of technical services, and vice president of engineering. Prior to joining SAFLINK, Mr. Jensen was a member of the technical staff of TRW, Inc., involved in the research and development of image processing, signal processing, high volume data storage, and high bandwidth data communication technologies. Mr. Jensen received a BS in electrical engineering from California Institute of Technology.

Steven D. Rishel has served as SAFLINK’s senior vice president of commercial operations since October 2004. Since joining us in October 2003, Mr. Rishel has served in various capacities, including as our chief operating officer and vice president of customer services. As senior vice president of commercial operations, Mr. Rishel leads our technical support, implementation services, technical training, fulfillment and information technology departments. Prior to joining us, Mr. Rishel ran Paragon Operations Partnership, offering consulting services to technology companies in the areas of support operations, supply chain management, order fulfillment, and cross-functional integration. Mr. Rishel has extensive experience in executive management, including roles of increasing responsibility at Captaris, Inc., a software company specializing in voice and fax message management, finishing his over ten year tenure there as senior vice president of operations.

Timothy A. Wudi has served as SAFLINK’s chief marketing officer since August 2004. Mr. Wudi has held diverse executive positions in general management, sales and marketing and operations in a number of industries over the last thirty years. He has broad experience in the areas of communications, networking and storage management, messaging and telecommunications. From January 2003 to November 2003, Mr. Wudi was the chief executive officer of AttachStor, a company developing innovative solutions for reductions in storage costs and complexity. In 2002, Mr. Wudi served as chief executive officer of Sound Advantage, LLC, a developer of speech recognition and communications software for enterprise customers. Before joining Sound Advantage, Mr. Wudi served in various capacities at Captaris, Inc., (formerly AVT Corporation) from July 1991 to December 2001, including as president of its CTI software group, senior vice president of global sales, senior vice president of North American sales and director of business development.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that Glenn L. Argenbright, Lincoln D. Faurer, Gordon E. Fornell, and Kris Shah each filed one late report with respect to one transaction; and Steven M. Oyer filed two late reports with respect to three transactions.

Code of Ethics

Our board of directors has adopted a code of business conduct that outlines the principles of legal and ethical business conduct under which SAFLINK does business. The code of business conduct is applicable to all of our directors, employees and officers. Our board of directors has also adopted a code of ethics that applies to our senior financial officers. These materials are available free of charge by writing to SAFLINK’s corporate secretary at 777 108th Avenue NE, Suite 2100, Bellevue, Washington 98004. Any substantive amendment or waiver of these codes may be made only by the board of directors upon a recommendation of the audit committee, and we intend to disclose any such amendment or waiver on our website at www.saflink.com. In addition, we will disclose any waiver of these codes for directors and executive officers by filing a current report on Form 8-K with the SEC.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2004, 2003 and 2002, by our chief executive officer and our four other most highly compensated officers:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards			All Other Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)		Shares Underlying Options (#)
Glenn L. Argenbright President and Chief Executive Officer	2004 2003 2002	$222,449 216,539 204,283	$40,789 — —	— — —	$757,839 — —	(1)	— 436,120 217,665	$	— 22,183 —

Jon C. Engman (2) Chief Financial Officer and Secretary	2004 2003 2002	$167,118 151,077 90,111	$34,046 9,946 —	— — —	— — —		116,000 125,000 —		— — —

Gregory C. Jensen Chief Technology Officer	2004 2003 2002	$169,885 155,000 151,327	$18,627 — —	— — —	— — —		— — 231,000		— — —

Steven D. Rishel (3) Senior Vice President of Commercial Operations	2004 2003 2002	$149,476 24,200 —	— — —	— — —	— — —		100,000 125,000 —		— — —

Robert L. Turbeville, Jr. (4) Senior Vice President of Physical Access Systems	2004 2003 2002	$168,533 — —	— — —	— — —	— — —		75,000 125,000 —		— — —

(1)	On June 23, 2004, our board of directors granted Mr. Argenbright a stock purchase right with respect to 301,928 shares of restricted common stock pursuant to our 2000 stock incentive plan, which he immediately exercised in full in exchange for his past service rendered to us. As of the end of fiscal 2004, Mr. Argenbright held an aggregate of 301,928 shares of restricted stock with an aggregate value of $839,360, based upon the last sale price reported for our common stock on the Nasdaq SmallCap Market on December 31, 2004. We may reacquire Mr. Argenbright’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before June 23, 2007. Mr. Argenbright will receive any dividends paid on his shares of restricted common stock.
(2)	Mr. Engman joined SAFLINK in April 2002 as chief financial officer.
(3)	Mr. Rishel joined SAFLINK in October 2003, and has served as our senior vice president of commercial operations since October 2004.
(4)	Mr. Turbeville joined SAFLINK in December 2003 as senior vice president of physical access systems following our acquisition of certain assets from Information Systems Support, Inc.

Stock Options Granted in Fiscal 2004

The following table provides the specified information concerning grants of options to purchase shares of our common stock made during the fiscal year ended December 31, 2004, to the persons named in the summary compensation table.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Shares Underlying Options Granted (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Shares (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Glenn L. Argenbright	—	—	—	—	—	—
Jon C. Engman	116,000	6.4%	$2.55	6/23/2014	$186,027	$471,429
Gregory C. Jensen	—	—	—	—	—	—
Steven D. Rishel	100,000	5.5%	2.55	6/23/2014	160,368	406,404
Robert L. Turbeville, Jr.	75,000	4.1%	2.72	12/10/2014	128,295	325,123

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules, and therefore are not intended to forecast possible future appreciation, if any, in our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)	All options were granted pursuant to our 2000 stock incentive plan and have a ten year term. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous employment with us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options.
(3)	All options were granted at market value on the date of grant.

Stock Option Exercises and Fiscal 2004 Year-End Values

The following table provides the specified information concerning exercises of options to purchase shares of our common stock in the fiscal year ended December 31, 2004, and unexercised options held as of December 31, 2004, by the persons named in the summary compensation table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the- Money Options at Fiscal Year End(1)
Name	Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Glenn L. Argenbright	528,682	169,390	$411,494	$—
Jon C. Engman	181,240	116,760	252,164	52,976
Gregory C. Jensen	271,710	12,834	415,493	21,946
Steven D. Rishel	65,316	159,684	3,833	19,167
Robert L. Turbeville, Jr.	41,700	158,300	—	4,500

(1)	Stock options are valued based upon the last reported sale price of a share of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2004 ($2.78 per share).
(2)	All options were granted pursuant to our 2000 stock incentive plan. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous employment with us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options.

Compensation of Directors

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Our board of directors, after consultation with an independent compensation consulting firm and based on competitive data and the analysis of the consultation firm, determined the cash and equity compensation structure as set forth below to be paid to members of the board of directors and committees of the board of directors who are not employees, effective as of March 29, 2005:

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

Employment Contracts and Change-in-Control Arrangements

Employment Contracts

In June 2001, we entered into an employment agreement with Glenn L. Argenbright, our president and chief executive officer. The agreement provides for the payment to Mr. Argenbright of an initial $100,000 minimum base annual salary, a $5,000 signing bonus, and a $100,000 bonus based on the achievement of certain objectives. Pursuant to the agreement, Mr. Argenbright was granted an option under our 2000 stock incentive plan to purchase 35,715 shares of our common stock, vesting in three equal increments on an annual basis. In the event of a sale, change of control or merger, or a termination of Mr. Argenbright’s employment with us, his options will fully vest and become immediately exercisable. Mr. Argenbright is also entitled to receive the equivalent of twelve months’ base salary if his employment with us is terminated for any reason other than cause or if the board of directors appoints someone else to the position of chief executive officer. Upon the recommendation of the compensation committee, our board of directors has approved various modifications to Mr. Argenbright’s compensation since 2001, including an increase in his base salary to $240,000 effective as of June 22, 2004, and certain potential cash bonuses tied to our performance and targeted revenue objectives. On June 23, 2004, our board of directors also granted Mr. Agenbright a stock purchase right with respect to 301,928 shares of restricted common stock under our 2000 stock incentive plan, which he immediately exercised in full in exchange for his past service rendered to us.

On April 30, 2002, we entered into an employment agreement with Jon C. Engman, our chief financial officer. The agreement provides for the payment to Mr. Engman of an initial annual salary of $140,000. Pursuant to the agreement, Mr. Engman was also granted an option to purchase 182,000 shares of our common stock. In accordance with the terms of the agreement, Mr. Engman’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Engman’s annual salary to $190,000 effective as of June 22, 2004.

On April 14, 2000, we entered into an employment agreement with Gregory C. Jensen, our chief technology officer. The agreement provides for the payment to Mr. Jensen of an initial annual salary of $138,000. In accordance with the terms of the agreement, Mr. Jensen’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Jensen’s annual salary to $185,000 effective as of June 22, 2004.

On October 23, 2003, we entered into an employment agreement with Steven D. Rishel, our senior vice president of commercial operations. The agreement provides for the payment to Mr. Rishel of an initial annual salary of $142,000. In accordance with the terms of the agreement, Mr. Rishel’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Rishel’s annual salary to $185,000 effective as of June 22, 2004.

On December 27, 2003, we entered into an employment agreement with Robert L. Turbeville, Jr., our senior vice president of physical access systems. The agreement provides for the payment to Mr. Turbeville of an initial annual salary of $175,000. Pursuant to the agreement, Mr. Turbeville was also granted an option to purchase 125,000 shares of our common stock. Mr. Turbeville is also entitled to receive the equivalent of six months’ base salary if his employment with us is terminated for any reason other than for cause. In accordance with the terms of the agreement, Mr. Turbeville’s employment with us may be terminated by us immediately for cause, or without cause upon 30 days’ notice.

Change-in-Control Arrangements

Retention Agreements. In addition to the employment arrangements described above, we have entered into retention agreements with each of Jon C. Engman, Gregory C. Jensen and Steven D. Rishel. These retention agreements provide that if the employee is terminated as a result of an involuntary termination (as defined in the retention agreements), then he shall be entitled to receive the compensation, accrued but unused vacation and benefits earned through the date of termination of employment, and severance payments equal to four, four and six months’ salary, respectively, payable in accordance with our standard payroll practices. However, if the employee is terminated as a result of an involuntary termination within two months prior to, upon or within twelve months following a change-of-control, then he will be entitled to receive the following: (a) the compensation, accrued but unused vacation and benefits earned through the date of termination; (b) severance payments between four and six months salary, payable in a lump sum within thirty days of the date of termination; (c) vesting of 100% of any unvested options as of the date of termination; (d) reimbursement of any COBRA premiums paid by the employee for continued group health insurance coverage of employee and his dependents for a period of up to twelve months after the date of termination; and (e) the laptop or other portable computer device used by the employee, if any, as of the date of termination.

2000 Stock Incentive Plan. Pursuant to our 2000 stock incentive plan, in the event of a change in control, if the acquiring company does not assume, or substitute new options for, all outstanding options, all shares subject to outstanding options will become fully vested and exercisable prior to the change-in-control.

Restricted Stock. On June 23, 2004, Glenn L. Argenbright acquired 301,928 restricted shares of our common stock. We may reacquire Mr. Argenbright’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before June 23, 2007. In the event of a change in control, these shares will become unrestricted and will no longer be subject to a right of repurchase.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 15, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each member of our board of directors, (iii) each executive officer named in the summary compensation table, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned	Number of Shares Underlying Convertible Securities (2)	Total Number of Shares Beneficially Owned (3)	Percent of Common Stock (4)
Steven Derby (5) 53 Forest Avenue, Suite 202 Greenwich, CT 06870	9,745,730	24,315	9,770,045	12.22%
North Sound Capital LLC (6) 53 Forest Avenue, Suite 202 Greenwich, CT 06870	9,440,922	—	9,440,922	11.82%
SDS Capital Group SPC, Ltd. (7) 53 Forest Avenue, Suite 202 Greenwich, CT 06870	8,945,726	24,315	8,970,041	11.22%
Richard P. Kiphart (8)	7,342,394	896,588	8,238,982	10.20%
S.A.C. Capital Associates, LLC (9) 72 Cummings Point Road Stanford, CT 06902	5,823,929	200,000	6,023,929	7.52%
Kris Shah (10)	3,961,725	344,083	4,305,808	5.37%
Glenn L. Argenbright	333,500	598,012	931,512	1.17%
Frank J. Cilluffo	—	23,333	23,333	*
Lincoln D. Faurer	—	26,666	26,666	*
Gordon E. Fornell	—	117,503	117,503	*
Asa Hutchinson	—	9,999	9,999	*
Steven M. Oyer	15,000	239,693	254,693	*
Jon C. Engman	—	217,444	217,444	*
Gregory C. Jensen	—	284,544	284,544	*
Steven D. Rishel	10,000	96,580	106,580	*
Robert L. Turbeville, Jr.	—	71,574	71,574	*
Directors and executive officers as a group (14 persons)	11,662,619	2,974,630	14,637,249	17.66%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.
(3)	Represents the aggregate number of shares beneficially owned by each stockholder.
(4)	Calculated on the basis of 79,905,827 shares of common stock outstanding as of April 15, 2005, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 15, 2005, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(5)	Based on a Schedule 13D/A filed by Steven Derby with the SEC on August 13, 2004. Includes 800,004 shares of common stock held by BayStar Capital II, L.P. Mr. Derby shares voting and dispositive control over these shares in his capacity as general partner of Bay East, L.P., one of the managing members of BayStar Capital Management, LLC. BayStar Capital

Management, LLC is the general partner of BayStar Capital II, L.P. Also includes 8,970,041 shares of common stock held by SDS Capital Group SPC, Ltd. Mr. Derby shares voting and dispositive control over these shares in his capacity as the sole managing member of SDS Management, LLC, the investment manager of SDS Capital Group SPC, Ltd.

(6)	Based on a Schedule 13D/A filed by North Sound Capital LLC, North Sound Legacy International Ltd., and North Sound Legacy Institutional Fund LLC with the SEC on August 16, 2004. North Sound Capital LLC is the managing member of each of the above, and has shared power to vote and shared dispositive power with respect to 4,797,750 shares held by North Sound Legacy International Ltd., and 3,995,534 shares held by North Sound Legacy Institutional Fund LLC.
(7)	Based on a Schedule 13D filed by SDS Capital Group SPC, Ltd. with the SEC on August 13, 2004. SDS Management, LLC is the investment manager of SDS Capital Group SPC, Ltd. Steven Derby is the sole managing member of SDS Management, LLC and has shared power to vote and dispositive power with respect to all of the shares reported by SDS Capital Group SPC, Ltd. SDS Management, LLC, an affiliate of SDS Merchant Fund, L.P., has acted as an advisor to S.A.C. Capital Associates, LLC.
(8)	Includes 866,589 shares of common stock underlying the principal balance of, and estimated interest on, a convertible promissory note. Mr. Kiphart’s mailing address is c/o William Blair & Company, L.L.C., 222 West Adams Street, Chicago, IL 60606.
(9)	Based on a Schedule 13G/A filed by S.A.C. Capital Associates, LLC with the SEC on February 14, 2005. S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC are investment managers of S.A.C. Capital Associates, LLC and have shared power to vote and dispositive power with respect to all of the shares reported by S.A.C. Capital Associates, LLC. Steven A. Cohen controls both S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC.
(10)	Includes 2,939,363 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and 261,181 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee. Mr. Shah’s mailing address is c/o SAFLINK Corporation, 777 108th Avenue NE, Suite 2100, Bellevue, WA 98004.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These are our 1992 stock incentive plan and our 2000 stock incentive plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004:

Plan Category(1)	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,853,632	$2.57	3,017,522	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	6,853,632	$2.57	3,017,522

(1)	The information presented in this table excludes options we assumed in connection with acquisitions of other companies. As of December 31, 2004, 2,007,878 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.31 per share.
(2)	The number of shares that may be optioned and sold under our 2000 stock incentive plan is increased such that the maximum number of shares available to be optioned and sold under the plan is equal to the lesser of (i) 15,000,000 shares of our common stock or (ii) 20% of the number of shares of our common stock (on an as converted basis) outstanding on the immediately preceding December 31. On December 31, 2004, there were 93,308,014 shares of common stock outstanding (on an as converted basis).

Item 13. Certain Relationships and Related Transactions.

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

On July 20, 2004, certain holders of outstanding warrants to purchase shares of the our common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in net proceeds of approximately $10.8 million. In order to encourage early exercise of the warrants by the warrant holders, we agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. Included in this transaction were three beneficial owners of more than 5% of our common stock. As a result of their respective warrant exercises, S.A.C. Capital Associates, LLC was issued 445,262 shares of our common stock, SDS Capital Group SPC, Ltd. was issued 1,334,317 shares of our common stock, and North Sound Capital LLC was issued 2,331,977 share of our common stock.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by KPMG LLP, our independent auditors, for the audit of our audited financial statements for the fiscal years ended December 31, 2004, and 2003, and fees for other services rendered by KPMG LLP during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees (1)	$562,775	$259,575
Audit-Related Fees	$—	$—
Tax Fees (2)	$18,000	$30,775
All Other Fees	$—	$—

(1)	Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular category of services. The independent auditor and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chairman of the audit committee is also authorized, pursuant to delegated authority, to pre-approve additional services and such approvals are communicated to the full audit committee at its next meeting.

The audit committee has considered the role of KPMG LLP in providing tax services to us and has concluded that such services are compatible with KPMG’s independence as our auditors.

For the fiscal years ended December 31, 2004, and 2003, the audit committee pre-approved all services described above in the captions Audit Fees and Tax Fees. For fiscal 2004, no hours expended on KPMG LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of KPMG LLP.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(b)	Exhibits

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFLINK CORPORATION

Date: May 2, 2005

	By:	/s/ Glenn L. Argenbright
Glenn L. Argenbright
President, Chief Executive
Officer and Director