Form 10-Q
period 2005-03-31
SAFLINK CORP
filed 2005-05-16
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 79,997,973 shares of SAFLINK Corporation’s common stock outstanding as of May 6, 2005.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,912	$22,217
Accounts receivable, net	1,777	1,737
Inventory	643	672
Prepaid expenses	770	756
Other current assets	175	278

Total current assets	20,277	25,660
Furniture and equipment, net of accumulated depreciation of $2,300 and $2,174 as of March 31, 2005, and December 31, 2004, respectively	1,057	1,153
Intangible assets, net of accumulated amortization of $2,134 and $1,424 as of March 31, 2005, and December 31, 2004, respectively	22,576	24,186
Goodwill	95,223	95,223

Total assets	$139,133	$146,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434	$1,665
Accrued expenses	2,100	2,207
Convertible note payable	1,250	1,250
Other current obligation	792	937
Deferred revenue	191	340

Total current liabilities	5,767	6,399

Deferred tax liability	317	628

Total liabilities	6,084	7,027

Stockholders’ equity:
Common stock	798	797
Additional paid-in capital	254,592	254,328
Deferred stock-based compensation	(1,421)	(1,841)
Accumulated deficit	(120,920)	(114,089)

Total stockholders’ equity	133,049	139,195

Total liabilities and stockholders’ equity	$139,133	$146,222

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenue:
Product	$1,178	$464
Service	1,006	338

Total revenue	2,184	802
Cost of revenue:
Product	406	342
Service	618	173
Amortization of intangible assets	671	47

Total cost of revenue	1,695	562

Gross profit	489	240

Operating expenses:
Product development	2,300	864
Sales and marketing	2,298	1,443
General and administrative	1,823	934
Amortization of intangible assets	39	14
Impairment loss on intangible assets	900	—
Stock-based compensation	465	7

Total operating expenses	7,825	3,262

Operating loss	(7,336)	(3,022)

Interest expense	(38)	(1)
Other income, net	87	15
Change in fair value of outstanding warrants	145	1,034

Loss before income taxes	(7,142)	(1,974)
Income tax provision	(311)	13

Net loss	$(6,831)	$(1,987)

Basic and diluted net loss per common share	$(0.09)	$(0.07)
Weighted average number of common shares outstanding	78,921	29,370

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,831)	$(1,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	465	7
Depreciation and amortization	836	113
Impairment loss on intangible assets	900	—
Change in fair value of outstanding warrants	(145)	(1,034)
Deferred taxes	(311)	13
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(40)	(168)
Inventory	29	39
Other current assets	89	(237)
Other long-term assets	—	(884)
Accounts payable	(231)	(74)
Accrued expenses	(107)	764
Deferred revenue	(149)	108

Net cash used in operating activities	(5,495)	(3,340)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(46)

Cash used in investing activities	(30)	(46)
Cash flows from financing activities:
Proceeds from exercises of stock options	220	87
Proceeds from warrant exercises, net of issuance costs	—	3
Proceeds from issuance of common stock and warrants, net of issuance costs	—	8,597

Net cash provided by financing activities	220	8,687

Net increase/(decrease) in cash and cash equivalents	(5,305)	5,301
Cash and cash equivalents at beginning of period	22,217	7,099

Cash and cash equivalents at end of period	$16,912	$12,400

Non-cash financing and investing activities:
Deferred compensation from grant of stock options	$—	$34
Warrants issued in connection with financing classified as a liability at issuance	—	4,070

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

On August 6, 2004, SAFLINK Corporation merged with SSP Solutions, Inc., dba SSP-Litronic, which was subsequently renamed Litronic, Inc. and is a wholly-owned subsidiary. SAFLINK Corporation acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK Corporation’s common stock. As of August 6, 2004, the results of operations for Litronic, Inc. have been included in the consolidated results of operations for SAFLINK Corporation.

SAFLINK Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Bellevue, Washington.

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc. and Litronic, Inc., (together, the “Company” or “SAFLINK”). The balance sheet at December 31, 2004, has been derived from SAFLINK Corporation’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in SAFLINK Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions” (SOP 98-9), and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

Revenue from hardware manufactured by the Company is generally recognized upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Some data security hardware products contain embedded software, however, the embedded software is considered incidental to the hardware product sale. The Company also acts as a reseller of third-party hardware and software applications. Such revenue is also generally recognized upon shipment of the hardware, unless contract terms call for a later date, provided that all other conditions above have been met.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Three months ended March 31,
	2005	2004
	(In thousands, except per share data)
Net loss attributable to common stockholders	$(6,831)	$(1,987)
Add: stock-based compensation expense included in reported net loss in accordance with APB No. 25	465	7
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards	(1,980)	(1,026)

Pro forma net loss attributable to common stockholders	$(8,346)	$(3,006)

Basic and diluted loss per common share, as reported	$(0.09)	$(0.07)
Basic and diluted loss per common share, pro forma	$(0.11)	$(0.10)

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In February 2005, the Company decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic merger. Management estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the quarter. Related to the impairment charge for tradenames, we recorded a $324,000 non-cash tax benefit. Tradenames have no basis for tax purposes, but do have a book carrying value. To the extent that the Company cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to the Company’s decision to discontinue use of two tradenames and the related impairment charge which reduced the carrying value of tradenames from $1.6 million to $700,000, the deferred tax liability of $576,000 related to tradenames was also reduced by $324,000 during the first quarter of 2005.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (above) for the pro forma net loss and net loss per share amounts for the three months ended March 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company expects the adoption to have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

Reclassifications

Certain reclassifications were made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Inventory

The following is a summary of inventory as of March 31, 2005, and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$96	$92
Work-in-process	7	—
Finished goods	540	580

	$643	$672

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Stockholders’ Equity

Modification of Restricted Common Stock

On March 29, 2005, the Company’s board of directors, upon recommendation of the compensation committee, modified the terms of the repurchase right with respect to 301,928 shares of SAFLINK’s common stock held by the Company’s President and Chief Executive Officer, Glenn L. Argenbright. As modified, in the event that Mr. Argenbright’s service is terminated for cause or without good reason before June 23, 2007, any unvested shares are subject to a repurchase right and may be reacquired by the Company.

Issuance of Stock Options at Less than Fair Value

On January 24, 2005, the Company granted fully-vested stock options to an employee to purchase 43,050 shares of the Company’s common stock at an exercise price of $1.07 per share. The fair market value of the common stock, as measured by the closing price of the stock on the Nasdaq SmallCap Market on the day prior to the grant, was $2.10 per share. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company calculated the intrinsic value of the options to be $44,342 which was charged to the statement of operations during the quarter.

5. Concentration of Credit Risk and Significant Customers

Two customers accounted for 22% and 16% of the Company’s revenue, respectively, for the three months ended March 31, 2005, while the same two customers accounted for 21% and 13% of accounts receivable as of March 31, 2005, respectively. For the three months ended March 31, 2004, two customers accounted for 35% and 29% of the Company’s revenue, respectively.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 89% of the Company’s revenue for the three months ended March 31, 2005, while these sales accounted for 38% of the Company’s revenue for the three months ended March 31, 2004. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 81% and 63% of the Company’s total accounts receivable balance as of March 31, 2005, and December 31, 2004, respectively.

6. Comprehensive Loss

For the three months ended March 31, 2005, and 2004, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

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

Potential common shares outstanding consisted of options, warrants, and a convertible note to purchase or acquire 13,508,490 and 12,962,600 shares of common stock at March 31, 2005, and 2004, respectively, and zero

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

and 2,166,576 shares of common stock issuable upon conversion of Series E preferred stock as of March 31, 2005, and 2004, respectively. In addition, there were 801,928 and zero unvested shares of restricted common stock outstanding as of March 31, 2005, and 2004, respectively.

8. Segment Information

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

9. Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of SAFLINK’s subsidiary, Litronic, one of whom is Kris Shah, the president of Litronic and a member of the Company’s board of directors. SAFLINK recognized rent expense of approximately $129,000 for the three months ended March 31, 2005. The lease expires in 2012.

Revenue Recognized

During the three months ended March 31, 2004, the Company recognized $231,000 in revenue through related-party sales to Information Systems Support, Inc. (ISS). The Company purchased certain assets from ISS and Biometric Solutions Group on December 29, 2003, in a cash and common stock transaction.

10. Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11. Liquidity and Capital Resources

The Company had working capital of $14.5 million and $19.3 million at March 31, 2005, and December 31, 2004, respectively. At March 31, 2005, the Company’s balance of cash and cash equivalents totaled $16.9 million. However, the Company incurred losses from operations for both the year ended December 31, 2004, and the three months ended March 31, 2005. The Company also expects to incur additional losses for the remainder of 2005.

If the Company is unable to generate sufficient revenue from customer contracts, or further reduce costs sufficiently to generate positive cash flow from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company and will depend on many factors including, but not limited to:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2004 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2005.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Our ability to translate the value proposition of our products and services into revenue will be a key factor in our ability to achieve financial and operational success. The biometrics market is relatively immature and new to numerous potential customers in the commercial or governmental sectors. This makes it even more important, compared to a more mature or established market, that we successfully identify the positive attributes of our solutions and then translate those to the customers so they are motivated to purchase our products and services.

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

On August 6, 2004, we merged with SSP-Litronic, which was subsequently renamed Litronic, Inc. (Litronic) and is our wholly-owned subsidiary. We acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of our common stock. We issued 40,137,148 shares of our common stock in exchange for the outstanding shares of SSP-Litronic common stock.

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

We recognize revenue from hardware that we manufacture generally upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Some data security hardware products contains embedded software, however, the embedded software is considered incidental to the hardware product sale. We also act as a reseller of third-party hardware and software applications. Generally, we recognize such revenue upon shipment of the hardware or software application, unless contract terms call for a later date, provided that all other conditions above have been met.

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

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important, which could trigger an impairment review, include the following:

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. We are required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption to have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to us and could materially change based on actual facts and circumstances arising during the year ended December 31, 2006.

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets and those described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2004. We may not be able to successfully address these risks and difficulties.

We incurred a net loss of $6.8 million for the three months ended March 31, 2005. These results included a $900,000 non-cash charge for the impairment of intangible assets. The impairment related to two tradenames that were acquired in the SSP-Litronic merger in August 2004, however, we decided to discontinue their use during February 2005. In connection with the $900,000 impairment charge on intangible assets, we recorded a $324,000 non-cash tax benefit, which is reflected in our statement of operations and reduced our deferred tax liability on our balance sheet. The $6.8 million net loss for the first quarter of 2005 is compared to a net loss of $2.0 million for the three months ended March 31, 2004. The net loss for the three months ended March 31, 2004, included a non-cash gain of $1.0 million, resulting from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three months ended March 31, 2005, and 2004: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of revenue from sales of licenses to use software produced by us, the sale of hardware products designed and manufactured by us, and from the re-sale of hardware and software applications purchased from third parties. Service revenue consisted of revenue from post-contract customer support, consulting and integration services, and training. During the three months ended March 31, 2005, software license sales were $111,000; sales of manufactured hardware were $949,000; and sales of third party software and hardware were $118,000, while service revenue was $1.0 million. During the same period in 2004, software license sales were $72,000; sales of manufactured hardware were zero; and sales of third party software and hardware were $392,000, while services were $338,000. Total revenue of $2.2 million for the three months ended March 31, 2005, increased $1.4 million, or 172%, from revenue of $802,000 for the three months ended March 31, 2004. The increase in total revenue can primarily be attributed to the addition of Litronic hardware sales and service revenue. Revenue, sold both directly and indirectly, derived from U.S. and state and local government agencies was 89% and 38% of total revenue for three months ended March 31, 2005, and 2004, respectively.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended March 31, 2005, cost of revenue from software and manufactured hardware were $2,000 and $336,000, respectively. Cost of third party software and hardware was $68,000, while the cost of service revenue was $618,000. Total cost of revenue also included amortization of intangible assets of $671,000 for the three months ended March 31, 2005, which was primarily related to intangible assets acquired in the merger with SSP-Litronic. During the same period in 2004, cost of revenue from software, third party software and hardware, and services were $1,000, $341,000 and $173,000, respectively. There was $47,000 in amortization of intangible assets included in cost of revenue for three months ended March 31, 2004, which related to our asset purchase from Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. (BSG) in December 2003. Total cost of revenue for the three months ended March 31, 2005, of $1.7 million increased $1.1 million, or 202%, from cost of revenue of $562,000 for the same period in 2004. This increase was primarily due to higher revenue in the first quarter of 2005 when compared to the same period in 2004, as well as the addition of intangible asset amortization to the cost of revenue related to the SSP-Litronic merger.

Our gross margins for the three months ended March 31, 2005, and 2004, were 22% and 30%, respectively. This decrease in gross margin was primarily due to the addition of intangible amortization related to the SSP-Litronic merger. Excluding amortization, our gross margins for the three months ended March 31, 2005, and 2004, would have been 53% and 36%, respectively. This increase in gross margin excluding amortization of intangible assets is primarily due to the addition of manufactured hardware sales produced by Litronic.

Operating Expenses

Total operating expenses for the three months ended March 31, 2005, increased approximately $4.5 million, or 140%, to $7.8 million from $3.3 million for the comparable period in 2004. This increase was largely due to the merger with SSP-Litronic in August 2004 which nearly doubled our headcount to approximately 160 employees and added two facility locations. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($2.7 million), occupancy costs ($252,000), legal and professional services ($611,000), expense related to amortization and depreciation ($98,000), telephone and internet ($8,000), impairment of intangible assets ($900,000), and other general costs ($122,000). These increases were offset by decreases in travel and lodging ($5,000), and advertising and promotion ($139,000).

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2005, as compared to the same period in 2004 (in thousands):

	$ Change	% Change
Product development	$1,436	166%
Sales and marketing	855	59
General and administrative	889	95
Amortization of intangible assets	25	179
Impairment of intangible assets	900	—
Stock-based compensation	458	6,543

	$4,563	140%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product management and quality assurance personnel, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $1.4 million during the three months ended March 31, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($1.2 million), occupancy costs ($131,000), legal and professional services ($209,000), and expense related to depreciation ($10,000). These increases were offset by a net decrease in travel and lodging, telephone and internet and other general costs of $68,000. The increase in compensation and related benefits and occupancy are primarily due to our merger with SSP-Litronic in 2004, while the increased professional services fees are related to the outsourcing of certain software and hardware engineering and development.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, and travel and entertainment costs. Sales and marketing expenses increased $855,000 during the three months ended March 31, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($765,000), occupancy costs ($83,000), legal and professional services ($147,000), expense related to depreciation ($22,000), and telephone and internet ($2,000). These increases were offset by a decrease in advertising and promotion ($139,000) and a net decrease in travel and lodging and other general costs ($25,000). The increase in compensation and related benefits and occupancy are primarily due to our merger with SSP-Litronic in August 2004, while the increase in professional services is primarily driven by consulting related to our government sales and marketing efforts. Advertising and promotion expense decreased in the first quarter of 2005 because this type of spending was deferred as we planned for post-merger product marketing strategy and messaging.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses increased $889,000, during the three months ended March 31, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($330,000), travel and lodging ($21,000), occupancy costs ($38,000), legal and professional services ($262,000), expense related depreciation ($41,000), telephone and internet ($8,000), and other general costs ($189,000). The increase in compensation and related benefits and occupancy are primarily due to our merger with SSP-Litronic in August 2004, while the increased legal and professional fees are due to higher fees related to audit and legal services and service on our board of directors.

Amortization of Intangible Assets—Amortization of intangible assets comes from the assets created from non-competition agreements as a result of our asset purchase from ISS and BSG in December 2003 and our merger with SSP-Litronic in August 2004. Amortization of intangible assets increased $25,000 during the three months ended March 31, 2005, due to the addition of intangible assets related to the merger with SSP-Litronic. Amortization of intangible assets will remain relatively flat in the remaining quarters of 2005 unless there is impairment of any of these amortizable assets, in which case the amortization would be reduced.

Impairment Loss on Intangible Assets—In February 2005, we decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic merger. We estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the quarter.

Stock-based Compensation—Stock-based compensation primarily consists of the amortization of deferred compensation related employee grants of options to purchase common stock or restricted stock and options to purchase common stock granted for professional services. Stock-based compensation increased $458,000, during the three months ended March 31, 2005, compared to the same period in 2004. This increase was primarily due to increased amortization related to stock options assumed during the SSP-Litronic merger and a grant of restricted stock to the president of our subsidiary, Litronic, Inc. There was no stock-based compensation related to professional services for the first quarter of 2005, which is a decrease of $7,000 when compared to the same period in 2004.

Interest expense

Interest expense for the three months ended March 31, 2005, was $38,000, compared to $1,000 for the same period in 2004. Interest expense for the three months ended March 31, 2004, consisted of interest accrued from the financing of certain insurance policies over a nine month period. In addition, interest expense during the three months ended March 31, 2005, also included expense related to the convertible note outstanding assumed in the SSP-Litronic merger.

Other income

Other income for the three months ended March 31, 2005, was $87,000, compared to $15,000 for the same period in 2004. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase was due to increased cash balances during the first quarter of 2005 when compared to the same period in 2004.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three months ended March 31, 2005, resulted in a gain of $145,000. The SSP-Litronic merger triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. For each interim period and year end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants. The $145,000 gain represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $792,000 as of March 31, 2005.

Income tax provision

We recorded a net income tax benefit of $311,000 for the three months ended March 31, 2005, while we recorded income tax expense of $13,000 for the comparable period in 2004. During the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to the our decision to discontinue use of two tradenames which reduced the carrying value of that intangible asset from $1.6 million to $700,000, the deferred tax liability of $576,000 related to tradenames was also reduced by $324,000 during the first quarter of 2005.

For both periods, we recorded $13,000 in income tax expense that represents the income tax effect of goodwill amortization created by our asset purchase from BSG in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Liquidity and Capital Resources

We financed our operations during the three months ended March 31, 2005, primarily from our working capital. As of March 31, 2005, our principal source of liquidity largely consisted of $16.9 million of cash and cash equivalents.

We expended $5.4 million in operating activities during the first three months of 2005, compared to $3.3 million for the same period in 2004. The net loss of $6.8 million for the three months ended March 31, 2005, represents the majority of the cash used in operations. Significant adjustments to the net loss were a net, non-cash charge of $576,000 due to the impairment of intangible assets and the related tax impact, stock-based compensation of $465,000, depreciation and amortization of $836,000, decreases of $231,000 and $149,000 in accounts payable and deferred revenue, respectively, and a $145,000 change in valuation of outstanding warrants.

Investing activities used $30,000 during the three months ended March 31, 2005, for purchases of equipment and software. This is compared to $46,000 used in investing activities for the same period in 2004.

Net cash provided from financing activities was $220,000 during the three months ended March 31, 2005, compared to $8.7 million during the same period in 2004. The $220,000 received during the first quarter of 2005 came from stock option exercises. During the first quarter of 2004, we received $8.6 million in net proceeds in connection with our February 2004 financing, and $90,000 for warrant and stock option exercises.

Cash and working capital as of March 31, 2005, were $16.9 million and $14.5 million, respectively, compared to $22.2 million and $19.3 million as of December 31, 2004, respectively.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through March 31, 2005, and as of March 31, 2005, we had an accumulated deficit of $120.9 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

If we are unable to generate sufficient revenue from customer contracts, or further reduce costs sufficiently to generate positive cash flow from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed and may not be available on favorable terms.

As a result of the capital raised and acquired through the merger with SSP-Litronic during 2004, we believe we have sufficient funds to continue our operations through the first quarter of 2006, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. In addition, we may not be able to secure additional financing on favorable terms, or at all. If we need additional cash to fund our operations, we may need to raise capital through the issuance of additional equity securities to investors. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in June 2006, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team that expires in March 2007. We lease office space for our government sales team and Enterprise Solutions Group in Reston, Virginia, which expires in April 2009. In connection with our asset purchase from BSG in December 2003, we assumed a lease for our development group in Charleston, South Carolina, that expires in February 2006. Also, in connection with our SSP-Litronic merger on August 6, 2004, we assumed the leases of two properties in Irvine, California and Reston, Virginia, which expire in February 2012 and February 2009, respectively. The lessor for the Irvine, California property is KRDS, Inc., an entity that is majority-owned by three employees of our subsidiary Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors.

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of March 31, 2005, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2005	2006 & 2007	2008 & 2009	2010 & After
Operating leases	$5,351	$908	$1,767	$1,427	$1,249
Convertible note	1,250	1,250	—	—	—
Convertible note interest	94	94	—	—	—

Total Contractual Cash Obligations	$6,695	$2,252	$1,767	$1,427	$1,249

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

We have accumulated net losses of approximately $120.9 million from our inception through March 31, 2005. We have continued to accumulate losses after March 31, 2005, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

In our merger transaction with SSP-Litronic we assumed options, warrants and convertible promissory notes of SSP-Litronic that, as of May 6, 2005, represented the right to acquire 3,134,472 shares of our common stock, 1,649,281 of which have exercise or conversion prices below the fair market value of our common stock of $1.91 as of May 6, 2005.

As of May 6, 2005, 79,997,973 shares of our common stock were outstanding. In addition, including the securities assumed in the SSP-Litronic merger, there were a total of 13,142,470 million shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory notes. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, some of which have exercise prices below the current market price for our common stock. As of May 6, 2005, options to acquire 8,389,135 shares of our common stock were outstanding and our existing stock incentive plan had 3,018,925 shares available for future issuance.

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

Seven of our stockholders (together with their affiliates) beneficially own approximately 52% of our outstanding common stock as of May 6, 2005. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and convertible promissory notes representing the right to acquire an additional 1,464,986 shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 53% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

We have accounted for the merger as a purchase of SSP-Litronic by us under the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for the SSP-Litronic common stock and for options and warrants to purchase SSP-Litronic common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring SSP-Litronic. We allocated these costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as developed technology, acquired tradenames, acquired patents, customer relationships, and non-competition agreements based on their respective fair values. Goodwill will be tested at least annually, and may be deemed in the future to have been impaired. As a result, the purchase accounting treatment for the merger will result in a reduction of earnings and earning per share for the foreseeable future. This change could cause the market price of our stock to decline.

Any acquisition we make in the future could disrupt our business and harm our financial condition.

To date, most of our revenue growth has been created by acquisitions. In any future acquisitions or business combinations, we are subject to numerous risks and uncertainties, including:

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

Two customers accounted for 22% and 16% of our revenue, respectively, for the three months ended March 31, 2005, while one customer accounted for 15% of our revenue for the twelve months ended December 31, 2004. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 72% of our revenue for the twelve months ended December 31, 2004, and 89% for the three months ended March 31, 2005. Our sales to the U.S. government are subject to risks that include:

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If for the three months ended March 31, 2005, and 2004, the U.S. dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $792,000 at March 31, 2005. As long as the warrants are outstanding, this value will fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of March 31, 2005, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been either increased or decreased by approximately $20,000, respectively.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Summary of SAFLINK Corporation Non-employee Director Compensation*		10-K	10.10	000-20270	3/31/2005

10.2	Lease Agreement, dated March 11, 2005, by and between SAFLINK Corporation and South Carolina Research Authority		10-K	10.17	000-20270	3/31/2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: May 16, 2005	By:	/s/ JON C. ENGMAN
Jon C. Engman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Summary of SAFLINK Corporation Non-employee Director Compensation*		10-K	10.10	000-20270	3/31/2005

10.2	Lease Agreement, dated March 11, 2005, by and between SAFLINK Corporation and South Carolina Research Authority		10-K	10.17	000-20270	3/31/2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement.