Form 10-Q
period 2005-06-30
SAFLINK CORP
filed 2005-08-15
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There were 88,859,246 shares of SAFLINK Corporation’s common stock outstanding as of August 5, 2005.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$26,307	$22,217
Accounts receivable, net	1,522	1,737
Inventory	615	672
Prepaid expenses	470	756
Other current assets	183	278

Total current assets	29,097	25,660
Furniture and equipment, net of accumulated depreciation of $2,428 and $2,174 as of June 30, 2005, and December 31, 2004, respectively	1,016	1,153
Intangible assets, net of accumulated amortization of $2,843 and $1,424 as of June 30, 2005, and December 31, 2004, respectively	21,867	24,186
Goodwill	95,223	95,223

Total assets	$147,203	$146,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,221	$1,665
Accrued expenses	2,298	2,207
Convertible note payable	1,250	1,250
Other current obligation	765	937
Deferred revenue	210	340

Total current liabilities	5,744	6,399

Deferred tax liability	330	628

Total liabilities	6,074	7,027

Stockholders’ equity:
Common stock	889	797
Additional paid-in capital	268,768	254,328
Deferred stock-based compensation	(1,023)	(1,841)
Accumulated deficit	(127,505)	(114,089)

Total stockholders’ equity	141,129	139,195

Total liabilities and stockholders’ equity	$147,203	$146,222

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$1,099	$484	$2,277	$948
Service	707	434	1,713	772

Total revenue	1,806	918	3,990	1,720
Cost of revenue:
Product	470	260	876	602
Service	403	280	1,021	453
Amortization of intangibles	671	47	1,342	94

Total cost of revenue	1,544	587	3,239	1,149

Gross profit	262	331	751	571

Operating expenses:
Product development	2,312	858	4,612	1,722
Sales and marketing	2,384	1,528	4,682	2,971
General and administrative	1,711	1,115	3,534	2,049
Amortization of intangibles	39	13	78	27
Impairment loss on intangible assets	—	—	900	—
Stock-based compensation	402	12	867	19

Total operating expenses	6,848	3,526	14,673	6,788

Operating loss	(6,586)	(3,195)	(13,922)	(6,217)

Interest expense	(28)	—	(66)	(1)
Other income, net	74	19	161	34
Change in fair value of outstanding warrants	27	803	172	1,837

Loss before income taxes	(6,513)	(2,373)	(13,655)	(4,347)
Income tax provision (benefit)	13	13	(298)	26

Net loss	(6,526)	(2,386)	(13,357)	(4,373)
Modification of outstanding warrants	(59)	—	(59)	—

Net loss attributable to common stockholders	$(6,585)	$(2,386)	$(13,416)	$(4,373)

Basic and diluted net loss per common share attributable to common stockholders	$(0.08)	$(0.07)	$(0.17)	$(0.14)
Weighted average number of common shares outstanding	81,286	31,935	80,116	30,652

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(13,357)	$(4,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	867	19
Depreciation and amortization	1,673	236
Impairment loss on intangible assets	900	—
Change in fair value of outstanding warrants	(172)	(1,837)
Deferred taxes	(298)	26
Changes in operating assets and liabilities:
Accounts receivable	215	(51)
Inventory	57	43
Prepaid expenses and other current assets	404	(453)
Other long-term assets	—	(1,230)
Accounts payable	(444)	238
Accrued expenses	91	59
Deferred revenue	(130)	51

Net cash used in operating activities	(10,194)	(7,272)
Cash flows from investing activities:
Purchases of property and equipment	(117)	(306)

Cash used in investing activities	(117)	(306)
Cash flows from financing activities:
Proceeds from exercises of stock options	436	103
Proceeds from warrant exercises, net of issuance costs	—	3
Proceeds from issuance of common stock and warrants, net of issuance costs	13,965	8,549

Net cash provided by financing activities	14,401	8,655

Net increase in cash and cash equivalents	4,090	1,077
Cash and cash equivalents at beginning of period	22,217	7,099

Cash and cash equivalents at end of period	$26,307	$8,176

Non-cash financing and investing activities:
Modification of warrants	$59	$—
Issuance of stock options for services	27	—
Deferred compensation from grant of stock purchase rights and options	—	792
Warrants issued in connection with financing classified as a liability at issuance	—	4,069
Conversion of Series E preferred stock	—	22

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

On August 6, 2004, SAFLINK Corporation acquired SSP Solutions, Inc., dba SSP-Litronic, which was subsequently renamed Litronic, Inc. and is a wholly-owned subsidiary. SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK’s common stock. As of August 6, 2004, the results of operations for Litronic, Inc. have been included in the consolidated results of operations for SAFLINK.

SAFLINK Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Bellevue, Washington.

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of SAFLINK Corporation and its wholly-owned subsidiaries, SAFLINK International, Inc. and Litronic, Inc. (together, the “Company” or “SAFLINK”). The balance sheet at December 31, 2004, has been derived from SAFLINK’s audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in SAFLINK’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2005.

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

Revenue Recognition

The Company derives revenue from license fees for software products, sales of hardware manufactured by the Company, sales of third party hardware and software applications, and fees for services related to these software and hardware products including maintenance and support, installation and integration consulting services.

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

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers the software to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. Other software delivered under a license includes a first year of maintenance, in which case the value of such maintenance is recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company recognizes revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour or labor cost inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenue recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss attributable to common stockholders	$(6,585)	$(2,386)	$(13,416)	$(4,373)
Add: stock-based compensation expense included in reported net loss in accordance with APB No. 25	398	12	863	19
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,662)	(921)	(3,642)	(1,947)

Pro forma net loss attributable to common stockholders	$(7,849)	$(3,295)	$(16,195)	$(6,301)

Basic and diluted loss per common share, as reported	$(0.08)	$(0.07)	$(0.17)	$(0.14)
Basic and diluted loss per common share, pro forma	$(0.10)	$(0.10)	$(0.20)	$(0.21)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.”

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

In February 2005, the Company decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic merger. Management estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005. Related to the impairment charge for tradenames, the Company recorded a $324,000 non-cash tax benefit. Tradenames have no basis for tax purposes, but do have a book carrying value. To the extent that the Company cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to the Company’s decision to discontinue use of two tradenames and the related impairment charge which reduced the carrying value of tradenames from $1.6 million to $700,000, the deferred tax liability of $576,000 related to tradenames was also reduced by $324,000 during the first quarter of 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed one year following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company’s accruals for potential customer indemnification or warranty-related obligations are insignificant.

The Company’s government business relies on a limited number of vendors for certain components of the products it is developing. Any undetected flaws in the components supplied by these vendors could lead to unanticipated costs to replace or repair these parts.

Valuation of Outstanding Warrants

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), the Company classified certain warrants to purchase shares of its common stock as a liability because they contain characteristics of debt. The Company values the outstanding warrants using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and price volatility of its common stock. Each interim period and year end, as long as the warrants are outstanding and contain characteristics of debt, the warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in the Company’s statement of operations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (above) for the pro forma net loss and net loss per share amounts for the three and six months ended June 30, 2005, and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

disclosures under SFAS 123, the Company expects the adoption will have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ending December 31, 2006.

Reclassifications

Certain reclassifications were made to the 2004 condensed consolidated financial statements to conform to the 2005 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Inventory

The following is a summary of inventory as of June 30, 2005, and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$90	$92
Work-in-process	45	—
Finished goods	480	580

	$615	$672

4. Stockholders’ Equity

June 2005 Financing

On June 8, 2005, the Company raised $15.0 million in gross proceeds through a private placement of common stock and warrants. A total of 8,823,530 shares of the Company’s common stock were sold at a price of $1.70 per share to accredited institutional investors. The Company issued to these investors warrants to purchase up to 2,647,059 additional shares of the Company’s common stock. The warrants have an exercise price of $2.50 per share and expire on June 8, 2010. The Company also issued warrants to purchase an aggregate of 529,412 shares of its common stock, exercisable at $2.50 per share and expiring on June 8, 2010, to the placement agent for services rendered in connection with this financing. Issuance costs associated with this financing were approximately $1.8 million, which includes the $786,000 non-cash estimate of fair value for the placement agent warrants and $1.0 million in other fees. Of the net proceeds of $14.0 million, $10.3 million and $3.7 million were allocated to the common stock and investor warrants issued, respectively.

In connection with the financing, the Company agreed to file a registration statement on Form S-3 with the Securities and Exchange Commission covering the resale of the shares of common stock issued in the financing and the shares of common stock underlying the warrants. If certain events occur, including if the registration statement is not declared effective by the Securities and Exchange Commission by the 120th calendar day after June 8, 2005, or if, after becoming effective, the registration statement ceases to remain continuously effective under certain circumstances, then the Company has agreed to pay to each investor an amount in cash, as liquidated damages, equal to two percent of the aggregate purchase price paid for the shares of common stock issued in the financing that are then held by the investor for each month that such event continues. However, the Company shall not pay total liquidated damages in excess of eight percent of the aggregate purchase price paid for the shares of common stock issued in the financing that are then held by investors.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Modification of Warrants

As a result of the June 2005 financing, anti-dilution provisions contained in certain warrants that the Company had outstanding as of June 8, 2005, were triggered and adjustments to the exercise prices and, in certain cases, to the number of common shares issuable upon exercise of these warrants were made during the second quarter of 2005. The increase in the total number of the Company’s shares of common stock issuable upon exercise of these warrants was approximately 48,000 shares.

The fair value of this modification of these warrants was determined by using a Black-Scholes model immediately before and after the modification date of June 8, 2005, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 3% and 4%, volatility between 68% and 93%, and estimated lives between 1 and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $59,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

Issuance of Stock Options for Services

On June 10, 2005, the Company entered into a consulting agreement with Campbell, Cilluffo & Furlow, LLC. Frank J. Cilluffo, a member of the Company’s board of directors, is a principal of Campbell, Cilluffo & Furlow. The agreement provides that Campbell, Cilluffo & Furlow will provide consulting services to the Company to assist in the development of long-term and short-term marketing and business strategies. The Company granted non-statutory options to purchase 10,000 shares of its common stock under its 2000 stock incentive plan to each of the three principals of the firm, including to Mr. Cilluffo. The options have an exercise price of $1.79 per share, have a three-year term and become exercisable in six equal monthly installments following the date of grant unless the agreement is terminated prior to such time.

The fair value of these grants of stock options was determined by using a Black-Scholes model as of June 10, 2005, with the following assumptions: the estimated fair value of the common stock of $1.79, the closing price of the Company’s common stock on the day before the grant, an expected dividend yield of 0.0%, a risk-free interest rate of 3.75%, volatility of 74%, and an estimated life of 3 years, the contractual life of these options. As of June 30, 2005, the fair value of these options was estimated to be $27,000 and will be remeasured and expensed to stock-based compensation over the six month vesting period.

Modification of Restricted Common Stock

On March 29, 2005, the Company’s board of directors, upon recommendation of the compensation committee, modified the terms of the repurchase right with respect to 301,928 shares of SAFLINK’s common stock held by its President and Chief Executive Officer, Glenn L. Argenbright. As modified, in the event that Mr. Argenbright’s service is terminated for cause or without good reason before June 23, 2007, any unvested shares are subject to a repurchase right and may be reacquired by the Company.

Issuance of Stock Options at Less than Fair Value

On January 24, 2005, the Company granted fully-vested stock options to an employee to purchase 43,050 shares of the Company’s common stock at an exercise price of $1.07 per share. The fair market value of the common stock, as measured by the closing price of the stock on the Nasdaq SmallCap Market on the day prior to the grant, was $2.10 per share. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company calculated the intrinsic value of the options to be $44,342 which was charged to the statement of operations during the first quarter of 2005.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. Concentration of Credit Risk and Significant Customers

Three customers accounted for 19%, 18% and 12% of the Company’s revenue for the three months ended June 30, 2005, while the same three customers accounted for 20%, 15% and 13% of accounts receivable as of June 30, 2005. In addition, two of the same customers accounted for 20% and 17% of the Company’s revenue for the six months ended June 30, 2005.

Two customers accounted for 15% and 14% of the Company’s revenue for the three months ended June 30, 2004, while two customers accounted for 19% and 16% of the Company’s revenue for the six months ended June 30, 2004.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 85% and 87% of the Company’s revenue for the three and six months ended June 30, 2005, respectively, while these sales accounted for 50% and 48% of the Company’s revenue for the three and six months ended June 30, 2004. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 76% and 63% of the Company’s total accounts receivable balance as of June 30, 2005, and December 31, 2004, respectively.

6. Comprehensive Loss

For the three and six months ended June 30, 2005, and 2004, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

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

Potential common shares outstanding consisted of options, warrants, and a convertible note to purchase or acquire 16,515,447 and 13,371,608 shares of common stock at June 30, 2005, and 2004, respectively. In addition, there were 801,928 and zero unvested shares of restricted common stock outstanding as of June 30, 2005, and 2004, respectively.

8. Segment Information

Operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. SAFLINK’s management and chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as a single segment for all periods presented.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

9. Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of SAFLINK’s subsidiary, Litronic, one of whom is Kris Shah, the president of Litronic and a member of the Company’s board of directors. SAFLINK recognized rent expense of approximately $129,000 and $258,000 for the three and six months ended June 30, 2005, respectively. The lease expires in 2012.

Revenue Recognized

During the six months ended months ended June 30, 2004, the Company recognized $231,000 in revenue through related-party sales to Information Systems Support, Inc. (ISS). The Company purchased certain assets from ISS and Biometric Solutions Group on December 29, 2003, in a cash and common stock transaction. Following the three months ended June 30, 2004, the Company no longer considered ISS a related-party.

10. Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

11. Liquidity and Capital Resources

The Company had working capital of $23.4 million and $19.3 million at June 30, 2005, and December 31, 2004, respectively. At June 30, 2005, the Company’s balance of cash and cash equivalents totaled $26.3 million. The Company received net cash proceeds of approximately $14.0 million in connection with its June 2005 financing (see Note 4). However, the Company incurred losses from operations for both the year ended December 31, 2004, and the six months ended June 30, 2005. The Company also expects to incur additional losses for the remainder of 2005.

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

Overview

Our primary source of revenue is the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced from third parties. For logical access control needs, we develop biometric and smart card application software, and resell biometric and smart card hardware and device control software from leading manufacturers. We develop hardware and software designed to deliver solutions in four distinct areas. First, we offer software solutions that provide logical access, or access to networks, to users and are available for several widely distributed network environments including Microsoft and Novell. Secondly, we provide middleware to manage smart cards, tokens and readers that allow users to connect to the card technology. Thirdly, we offer solutions that utilize multi-factor authentication with smart card readers capable of reading a contact or contact-less card in conjunction with a biometric. Lastly, we offer specialized high assurance tokens based upon proprietary chip technology capable of securing networks or devices on a point-to-point basis with assurance beyond what is normally available from other competitors. The products and solutions offered by us and others in this sector are often referred to as the “credentialing” market.

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

Our financial focus continues to be the growth of our top-line revenue while maintaining acceptable gross margins. Historically, we have sold our products and services to large enterprises through a consultative sales approach that has required experienced enterprise sales personnel to pursue and manage sales opportunities over several months, and possibly beyond a year in length. We believe that demand for two-factor authentication for access to computer networks is growing in the small- to medium-sized business market and, accordingly, have begun to build a reseller sales channel to address this market. We believe our current headcount in the area of sales and marketing is sufficient for us to attain meaningful top-line revenue growth in the future.

The primary challenge for management is to convert a significant sales pipeline into revenue. We believe that we have been successful in building and managing a relatively large sales pipeline of opportunities. However, we have not been successful in converting this pipeline into significant revenue. Some of the primary challenges that can impact our success in this area include general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, political forces, and the relative immaturity of the credentialing market.

Our ability to translate the value proposition of our products and services into revenue will be a key factor in our ability to achieve financial and operational success. The credentialing market is relatively immature and new to numerous potential customers in the commercial or governmental sectors. This makes it even more important, compared to a more mature or established market, that we successfully identify the positive attributes of our solutions and then translate those to the customers so they are motivated to purchase our products and services.

Among the key challenges to our business is whether we can establish sales and profitability success prior to the emergence of a dominant competitor in our targeted markets. Our goal has been to grow our market share while the credentialing market matures. To be successful in this area, we will need to see our revenues significantly increase as the market matures, while we maintain an operating expense structure that grows modestly, if at all. We believe that sales of large enterprise deployments, in the public or private sector, will be the first signs that we are beginning to achieve our goal of growth in market share.

On August 6, 2004, we acquired SSP-Litronic, which was subsequently renamed Litronic, Inc. (Litronic) and is our wholly-owned subsidiary. We acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of our common stock. We issued 40,137,148 shares of our common stock in exchange for the outstanding shares of SSP-Litronic common stock.

Through our Litronic subsidiary, we design and develop innovative data and communication security solutions for both corporate and government institutions. We also provide network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. We believe that our acquisition of SSP-Litronic, among other benefits, will help broaden our customer base and will enable us to offer an integrated smart card plus biometric solution to the government and commercial sectors.

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

We recognize revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete measured using labor hour or labor cost inputs. Cost estimates on percentage-of-completion contracts are reviewed periodically with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenue recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

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

We assess the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors we consider important and which could trigger an impairment review include the following:

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

We account for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2004. We may not be able to successfully address these risks and difficulties.

We incurred net losses attributable to common stockholders of $6.6 million and $13.4 million for the three and six months ended June 30, 2005, respectively. The results for the six months ended June 30, 2005, included a $900,000 non-cash charge for the impairment of intangible assets recorded during the first quarter of 2005. The impairment related to two tradenames that were acquired in the SSP-Litronic merger in August 2004, however, we decided to discontinue their use during February 2005. In connection with the $900,000 impairment charge on intangible assets, we recorded a $324,000 non-cash tax benefit, which is reflected in our statement of operations and reduced our deferred tax liability on our balance sheet. The $6.6 million net loss attributable to common stockholders for the second quarter of 2005 is compared to a net loss attributable to common stockholders of $2.4 million for the three months ended June 30, 2004. The net loss for the three months ended June 30, 2004, included a non-cash gain of $803,000, resulting from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing. The $13.4 million net loss attributable to common stockholders for the six months ended June 30, 2005, is compared to a net loss attributable to common stockholders of $4.4 million for the same period in 2004. The net loss for the six months ended June 30, 2004, included a non-cash gain of $1.8 million, resulting from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2005, as compared to the three and six months ended June 30, 2004.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and six months ended June 30, 2005, and 2004: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of revenue from sales of licenses to use software produced by us, the sale of hardware products designed and manufactured by us, and from the re-sale of hardware and software applications purchased from third parties. Service revenue consisted of revenue from post-contract customer support, consulting and integration services, and training. During the three months ended June 30, 2005, software license sales were $77,000; sales of manufactured hardware were $809,000; and sales of third party software and hardware were $213,000, while service revenue was $707,000, which is comprised of $587,000 related to fees for consulting, integration and project labor and $120,000 related to customer support and product maintenance. During the same period in 2004, software license sales were $135,000; sales of manufactured hardware were zero; and sales of third party software and hardware were $349,000, while service revenue was $434,000. Total revenue of $1.8 million for the three months ended June 30, 2005, increased $888,000, or 97%, from revenue of $918,000 for the three months ended June 30, 2004. The increase in total revenue can primarily be attributed to the incremental Litronic hardware sales and service revenue which began with our merger in August 2004. Revenue of $4.0 million for the six months ended June 30, 2005, increased $2.3 million, or 132%, from revenue of $1.7 million for the six months ended June 30, 2004. The increase in total revenue can also be attributed to the incremental Litronic hardware sales and service revenue during the first six months of 2005 which were not a source of our revenue during the comparable period in 2004. Revenue, sold both directly and indirectly, derived from U.S. and state and local government agencies was 85% and 87% of total revenue for the three and six months ended June 30, 2005, respectively, while these sales accounted for 50% and 48% of total revenue for the three and six months ended June 30, 2004, respectively.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended June 30, 2005, cost of revenue from software and manufactured hardware were $1,000 and $314,000, respectively. Cost of third party software and hardware was $155,000, while the cost of service revenue was $403,000. Total cost of revenue also included amortization of intangible assets of $671,000 for the three months ended June 30, 2005, which was primarily related to intangible assets acquired in the merger with SSP-Litronic. During the same period in 2004, cost of revenue from software, third party software and hardware, and services were $1,000, $259,000 and $280,000, respectively. There was $47,000 in amortization of intangible assets included in cost of revenue for three months ended June 30, 2004, which related to our asset purchase from Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. (BSG) in December 2003. Total cost of revenue for the three months ended June 30, 2005, of $1.5 million increased $957,000, or 163%, from cost of revenue of $587,000 for the same period in 2004. This increase was primarily due to higher revenue in the second quarter of 2005 when compared to the same period in 2004, as well as the addition of intangible asset amortization to the cost of revenue related to the SSP-Litronic merger. Total cost of revenue of $3.2 million for the six months ended June 30, 2005, increased $2.1 million, or 182%, from cost of revenue of $1.1 million for the same period in 2004, which can also be attributed to higher revenue in the during the first six months of 2005 when compared to the same period in 2004, as well as the addition of intangible asset amortization to the cost of revenue related to the SSP-Litronic merger.

Our gross margin for the three months ended June 30, 2005, and 2004, was 15% and 36%, respectively. This decrease in gross margin was primarily due to the addition of intangible amortization related to the SSP-Litronic merger. Excluding amortization, our gross margin for the three months ended June 30, 2005, and 2004, would have been 52% and 41%, respectively. Our gross margin for the six months ended June 30, 2005, and 2004, was 19% and 33%, respectively. Excluding amortization, our gross margin for the six months ended June 30, 2005, and 2004, would have been 52% and 39%, respectively. The increases in gross margin for these periods in 2005, excluding amortization of intangible assets, are primarily due to the addition of manufactured hardware sales which were a result of our merger with SSP-Litronic in August 2004.

Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Operating Expenses

Total operating expenses for the three months ended June 30, 2005, increased approximately $3.3 million, or 94%, to $6.8 million from $3.5 million for the comparable period in 2004. This increase was largely due to the merger with SSP-Litronic in August 2004 which nearly doubled our headcount to approximately 160 employees and added two facility locations. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($2.4 million), travel and lodging ($56,000), occupancy costs ($238,000), legal and professional services ($359,000), amortization and depreciation expense ($90,000), and other general costs ($155,000).

Total operating expenses for the six months ended June 30, 2005, increased approximately $7.9 million, or 116%, to $14.7 million from $6.8 million for the comparable period in 2004. This increase can also be attributed to the SSP-Litronic merger.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2005, as compared to the same period in 2004 (in thousands):

	Three months		Six Months
	$ Change	% Change	$ Change	% Change
Product development	$1,454	169%	$2,890	168%
Sales and marketing	856	56	1,711	58
General and administrative	596	53	1,485	72
Amortization of intangibles	26	200	51	189
Impairment loss on intangible assets	—	—	900	—
Stock-based compensation	390	3,250	848	4,463

	$3,322	94%	$7,885	116%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $1.5 million during the three months ended June 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($1.2 million), occupancy costs ($150,000), and legal and professional services ($79,000). The increase in compensation and related benefits and occupancy were primarily due to our merger with SSP-Litronic in 2004, while the increased professional services fees were related to the outsourcing of certain software and hardware development and engineering. We expect to continue to outsource this development and engineering for the remainder of 2005.

For the six months ended June 30, 2005, total product development expenses increased $2.9 million compared to the same period in 2004. This increase can also be primarily attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses increased $856,000 during the three months ended June 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($671,000), travel and lodging ($42,000), occupancy costs ($59,000), and legal and professional services ($85,000). The increase in compensation and related benefits and occupancy were primarily due to our merger with SSP-Litronic in August 2004, while the increase in professional services was primarily driven by consulting related to our government sales and marketing efforts. Advertising and promotion expense increased slightly during the second quarter as we began to promote and recruit resellers for our new channel partner program. However, advertising and promotion expense for the six months ended June 30, 2005, decreased $134,000 when compared to the same period in 2004, primarily due to the deferral of marketing efforts in the first quarter of 2005 as we planned for post-acquisition product marketing strategy and messaging.

For the six months ended June 30, 2005, total sales and marketing expenses increased $1.7 million compared to the same period in 2004 which can also attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses increased $596,000, during the three months ended June 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($167,000), occupancy costs ($29,000), legal and professional services ($195,000), depreciation expense ($37,000), and insurance and other general costs ($146,000). The increase in compensation and related benefits, occupancy and insurance and other general costs are primarily due to our merger with SSP-Litronic in August 2004. The increased legal and professional fees were due to higher fees related to audit and legal services, consulting work for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and service on our board of directors.

For the six months ended June 30, 2005, total general and administrative expenses increased $1.5 million compared to the same period in 2004 which can also attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic, higher fees related to audit and legal services, consulting work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and service on our board of directors.

Amortization of Intangible Assets—Amortization of intangible assets relates to non-competition agreements as a result of our asset purchase from ISS and BSG in December 2003 and our acquisition of SSP-Litronic in August 2004. Amortization of intangible assets increased $26,000 and $51,000 during the three and six months ended June 30, 2005, respectively, due to the addition of intangible assets related to the SSP-Litronic merger. Amortization of intangible assets will remain relatively flat in the remaining quarters of 2005 unless there is impairment of any of these amortizable assets, in which case the amortization would be reduced.

Impairment Loss on Intangible Assets—There was no impairment loss on intangible assets during the three months ended June 30, 2005. In February 2005, we decided to discontinue use of two tradenames that we acquired in connection with the SSP-Litronic merger. We estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005.

Stock-based Compensation—Stock-based compensation primarily consists of the amortization of deferred compensation related employee grants of options to purchase common stock or restricted stock and options to purchase common stock granted for professional services. Stock-based compensation increased $390,000 and $848,000 during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These increases were primarily due to increased amortization related to stock options we assumed in the SSP-Litronic merger and grants of restricted stock to our chief executive of officer and the president of our subsidiary Litronic, Inc., in June 2004 and August 2004, respectively.

Interest expense

Interest expense for the three and six months ended June 30, 2005, was $28,000 and $66,000, respectively, compared to zero and $1,000 for the same periods in 2004. Interest expense for the three and six months ended June 30, 2004, consisted of interest expense from the financing of certain insurance policies over a nine month period and interest related to a convertible note outstanding we assumed in the SSP-Litronic merger.

Other income

Other income for the three and six months ended June 30, 2005, was $74,000 and $161,000, respectively, compared to $19,000 and $34,000 for the same periods in 2004. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase was due to increased cash balances during the second quarter of 2005 when compared to the same period in 2004.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three months ended June 30, 2005, resulted in a gain of $27,000. The SSP-Litronic merger triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. For each interim period and year end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants. However, as of June 30, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and we consequently valued the warrants at the $765,000 cash redemption value. The $172,000 gain for the six months ended June 30, 2005, represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $765,000 as of June 30, 2005.

The change in fair value of outstanding warrants for the six months ended June 30, 2004, was a gain of $1.8 million. This non-cash gain for the six months ended June 30, 2004, resulted from marking to market the warrants issued in connection with our February 2004 financing as of June 30, 2004, and represents the change in estimated value between that date, and the initial grant date, February 26, 2004. The $803,000 gain for the three months ended June 30, 2004, also related to the warrants issued in the February 2004 financing and was the difference between the estimated fair value at June 30, 2004, and the estimated fair value at the previous interim reporting period date, March 31, 2004.

Income tax provision

We recorded income tax expense of $13,000 for the three months ended June 30, 2005, while we recorded an income tax benefit of $298,000 for the six months ended June 30, 2005. This compared to income tax expense of $13,000 and $26,000 for the three and six months ended June 30, 2004, respectively. During the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to our decision to discontinue use of two tradenames, which reduced the carrying value of that intangible asset from $1.6 million to $700,000, the deferred tax liability of $576,000 related to tradenames was reduced by $324,000 during the first quarter of 2005.

For all periods, we recorded $13,000 in income tax expense that represents the income tax effect of goodwill amortization created by our asset purchase from BSG in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2005, primarily from our existing working capital. As of June 30, 2005, our principal source of liquidity largely consisted of $26.3 million of cash and cash equivalents.

We expended $10.2 million in operating activities during the first six months of 2005, compared to $7.3 million for the same period in 2004. The net loss of $13.4 million for the six months ended June 30, 2005, represented the majority of the cash used in operations. Significant adjustments to the net loss were a net, non-cash charge of $576,000 due to the impairment of intangible assets and the related tax impact, stock-based compensation of $876,000, depreciation and amortization of $1.7 million, and decreases of $444,000 and $130,000 in accounts payable and deferred revenue, respectively, and a $172,000 change in valuation of outstanding warrants.

Investing activities used $117,000 during the six months ended June 30, 2005, for purchases of equipment and software. This is compared to $306,000 used in investing activities for the same period in 2004.

Net cash provided from financing activities was $14.4 during the six months ended June 30, 2005, compared to $8.7 million during the same period in 2004. In June 2005, we received net cash proceeds of $14.0 million through a private placement of common stock and warrants. We sold a total of 8,823,530 shares of our common stock at a price of $1.70 per share to accredited institutional investors. We also issued to these investors warrants to purchase up to 2,647,059 additional shares of our common stock at an exercise price of $2.50 per share. As partial consideration for services rendered in connection with this financing, we issued warrants to purchase an aggregate of 529,412 shares of our common stock to our placement agent, which are also exercisable at $2.50 per share. In addition, we received $436,000 during the first six months of 2005 from stock option exercises. During the first six months of 2004, we received $8.6 million in net proceeds in connection with our February 2004 financing, and $106,000 for warrant and stock option exercises.

Cash and working capital as of June 30, 2005, were $26.3 million and $23.4 million, respectively, compared to $22.2 million and $19.3 million as of December 31, 2004, respectively.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through June 30, 2005, and as of June 30, 2005, we had an accumulated deficit of $127.5 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

If we are unable to generate sufficient revenue from customer contracts, or to further reduce costs sufficiently to generate positive cash flow from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed and may not be available on favorable terms.

As a result of the capital raised and acquired through the SSP-Litronic merger during 2004 and the June 2005 financing, we believe we have sufficient funds to continue our operations through the second quarter of 2006, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. In addition, we may not be able to secure additional financing on favorable terms, or at all. If we need additional cash to fund our operations, we may need to raise capital through the issuance of additional equity securities to investors. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in June 2006, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team under an agreement that expires in March 2007. We lease office space for our government sales team and Enterprise Solutions Group in Reston, Virginia, under an agreement that expires in April 2009. In connection with our asset purchase from BSG in

December 2003, we assumed a lease for our development group in Charleston, South Carolina, that expires in February 2006. Also, in connection with our SSP-Litronic merger on August 6, 2004, we assumed the leases of properties in Irvine, California and Reston, Virginia, which expire in February 2012 and February 2009, respectively. The lessor for the Irvine, California property is KRDS, Inc., an entity that is majority-owned by three employees of our subsidiary Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors.

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of June 30, 2005, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2005	2006 & 2007	2008 & 2009	2010 & After
Operating leases	$5,049	$606	$1,767	$1,427	$1,249
Convertible note	1,250	1,250	—	—	—
Convertible note interest	63	63	—	—	—

Total Contractual Cash Obligations	$6,362	$1,919	$1,767	$1,427	$1,249

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

We have accumulated net losses of approximately $127.5 million from our inception through June 30, 2005. We have continued to accumulate losses after June 30, 2005, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of August 5, 2005, 88,859,246 shares of our common stock were outstanding. In addition, there were a total of 16,569,583 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory note. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, 3,077,048 of which have exercise prices below the market price for our common stock of $1.43 as of August 5, 2005. Options to acquire 8,591,958 shares of our common stock were outstanding as of August 5, 2005, and our existing stock incentive plan had 2,777,853 shares available for future issuance.

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

We play various roles in certain large government security initiatives, which includes being a part of the consortium of companies, led by Accenture, that was awarded the Department of Homeland Security’s US-VISIT contract, and our involvement in the Transportation Security Administration’s TWIC program, led by BearingPoint, where our credentialing solutions account for a significant portion of the technology deployment for the prototype or limited deployment phase. We have invested a substantial amount of time and resources in our efforts to participate in these and other government security initiatives, but we have not generated significant revenue from our participation in these security initiatives to date. If we are not able to generate significant revenue from our participation in these or other government programs, or if we incur substantial additional expenses related to government programs before we earn associated revenue, we may not have adequate resources to continue to operate or to compete effectively in the government or the commercial marketplace.

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

Our reported financial results will suffer as a result of purchase accounting treatment, the impact of amortization of certain intangibles relating to the SSP-Litronic merger and the direct transaction costs of the merger, and may suffer further if goodwill is deemed in the future to have been impaired.

We have accounted for the SSP-Litronic merger as a purchase of SSP-Litronic by us under the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for the SSP-Litronic common stock and for options and warrants to purchase SSP-Litronic common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring SSP-Litronic. We allocated these costs to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as developed technology, acquired tradenames, acquired patents, customer relationships, and non-competition agreements based on their respective fair values. Goodwill will be tested at least annually, and may be deemed in the future to have been impaired. As a result, the purchase accounting treatment for the merger will result in a reduction of earnings and earning per share for the foreseeable future. This change could cause the market price of our stock to decline.

Because they own approximately 40% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates) beneficially own approximately 40% of our outstanding common stock as of August 5, 2005. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and a convertible promissory note representing the right to acquire an additional 1,474,987 shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 41% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

Two customers accounted for 20% and 17% of our revenue, respectively, for the six months ended June 30, 2005, while one customer accounted for 15% of our revenue for the twelve months ended December 31, 2004. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 72% of our revenue for the twelve months ended December 31, 2004, and 87% for the six months ended June 30, 2005. Our sales to the U.S. government are subject to risks that include:

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

We may be unable to keep pace with rapid technological change in network operating environments, which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products.

Network operating environments are characterized by rapid development and technological improvements. Because of these changes, our success will depend in part on our ability to keep pace with a changing marketplace, integrate new technology into our core software and hardware and introduce new products and product enhancements that build off of our existing technologies to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our products and services. In addition, laws, rules, regulations or industry standards may be adopted in response to these technological changes, which in turn, could materially and adversely affect how we will do business.

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

When we account for employee stock options using the fair value method, it could significantly reduce our results of operations.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires a company to recognize, as an expense, the fair value of stock options and other stock-based compensation beginning in the quarter ending September 30, 2005. In April 2005, the Securities and Exchange Commission issued “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment”, which amends the compliance date with regard to SFAS 123R to annual periods beginning on or after June 15, 2005, which would result in our recognizing the related expense starting in the quarter ending March 31, 2006. We will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which will result in significant and ongoing accounting charges. Stock options are also a key part of the compensation packages that we offer our employees. If we are forced to curtail our broad-based option program due to these additional charges, it may become more difficult for us to attract and retain employees.

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

We rely on a limited number of vendors for certain components for certain hardware products we are developing. Any undetected flaws in components supplied by our vendors could lead to unanticipated costs to repair or replace these parts. We currently purchase some of our components from a single supplier, which presents a risk that the components may not be available in the future on commercially reasonable terms, or at all. For example, Atmel Corporation has completed the masks for production of specially designed Forté and jForté microprocessors for which we developed the Forté and jForté operating systems. Commercial acceptance of the Forté and jForté microprocessors will depend on continued development of applications to service customer requirements. Any inability to receive or any delay in receiving adequate supplies of the Forté and jForté microprocessors, whether as a result of delays in development of applications or otherwise, would adversely affect our ability to sell the Forté and jForté PKI cards.

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

We have outsourced a portion of our commercial software development to India, which could prove to be unprofitable due to risks inherent in international business activities.

We have outsourced portions of our commercial software development activities to India in an effort to reduce operating expenses. We are subject to a number of risks associated with international business activities that could adversely affect any operations we may develop in India and could slow our growth. These risks generally include, among others:

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If for the three months ended June 30, 2005, and 2004, the U.S. dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $765,000 at June 30, 2005, which is the cash redemption value. As long as the warrants are outstanding, this value could fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of June 30, 2005, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been unaffected as the value of the warrants would not have been greater than the cash redemption value of $765,000.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. We do not believe, the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

4.1	Form of Warrant		8-K	4.1	000-20270	6/13/2005

10.1	Securities Purchase Agreement		8-K	10.1	000-20270	6/13/2005

10.2	Registration Rights Agreement		8-K	10.2	000-20270	6/13/2005

10.3	Placement Agent Agreement		8-K	10.3	000-20270	6/13/2005

10.4	Consulting Agreement, dated as of June 10, 2005, by and between SAFLINK Corporation and Campbell, Cilluffo & Furlow, LLC	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: August 15, 2005	By:	/s/ JON C. ENGMAN
Jon C. Engman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

4.1	Form of Warrant		8-K	4.1	000-20270	6/13/2005

10.1	Securities Purchase Agreement		8-K	10.1	000-20270	6/13/2005

10.2	Registration Rights Agreement		8-K	10.2	000-20270	6/13/2005

10.3	Placement Agent Agreement		8-K	10.3	000-20270	6/13/2005

10.4	Consulting Agreement, dated as of June 10, 2005, by and between SAFLINK Corporation and Campbell, Cilluffo & Furlow, LLC	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X