Form 10-Q
period 2005-09-30
SAFLINK CORP
filed 2005-11-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐  No ☒

There were 88,887,229 shares of SAFLINK Corporation’s common stock outstanding as of November 7, 2005.

SAFLINK Corporation

FORM 10-Q

For the Quarter Ended September 30, 2005

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,201	$22,217
Accounts receivable, net	1,818	1,737
Inventory	497	672
Prepaid expenses	484	756
Other current assets	234	278

Total current assets	24,234	25,660
Furniture and equipment, net of accumulated depreciation of $2,563 and $2,174 as of September 30, 2005, and December 31, 2004, respectively	1,026	1,153
Intangible assets, net of accumulated amortization of $3,553 and $1,424 as of September 30, 2005, and December 31, 2004, respectively	20,557	24,186
Goodwill	75,923	95,223

Total assets	$121,740	$146,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,603	$1,665
Accrued expenses	2,487	2,207
Convertible note payable to related party	1,250	1,250
Other current obligation	765	937
Deferred revenue	213	340

Total current liabilities	6,318	6,399

Deferred tax liability	127	628

Total liabilities	6,445	7,027

Stockholders’ equity:
Common stock	889	797
Additional paid-in capital	268,762	254,328
Deferred stock-based compensation	(764)	(1,841)
Accumulated deficit	(153,592)	(114,089)

Total stockholders’ equity	115,295	139,195

Total liabilities and stockholders’ equity	$121,740	$146,222

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$2,032	$1,924	$4,309	$2,872
Service	326	487	2,039	1,259

Total revenue	2,358	2,411	6,348	4,131
Cost of revenue:
Product	966	851	1,842	1,453
Service	221	311	1,242	764
Amortization of intangibles	670	463	2,012	557

Total cost of revenue	1,857	1,625	5,096	2,774

Gross profit	501	786	1,252	1,357

Operating expenses:
Product development	2,313	1,658	6,925	3,380
Sales and marketing	2,378	2,193	7,060	5,164
General and administrative	1,965	1,541	5,499	3,590
Amortization of intangibles	38	31	116	58
Impairment loss on intangible assets	600	—	1,500	—
Impairment loss on goodwill	19,300	—	19,300	—
Stock-based compensation	295	380	1,162	399

Total operating expenses	26,889	5,803	41,562	12,591

Operating loss	(26,388)	(5,017)	(40,310)	(11,234)

Interest expense	(37)	(21)	(103)	(22)
Other income, net	135	73	296	107
Change in fair value of outstanding warrants	—	(29)	172	1,808

Loss before income taxes	(26,290)	(4,994)	(39,945)	(9,341)
Income tax provision (benefit)	(203)	13	(501)	39

Net loss	(26,087)	(5,007)	(39,444)	(9,380)
Modification of outstanding warrants	—	(2,167)	(59)	(2,167)

Net loss attributable to common stockholders	$(26,087)	$(7,174)	$(39,503)	$(11,547)

Basic and diluted net loss per common share attributable to common stockholders	$(0.30)	$(0.12)	$(0.48)	$(0.28)
Weighted average number of common shares outstanding	88,057	60,202	82,792	40,574

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(39,444)	$(9,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,162	399
Depreciation and amortization	2,518	820
Impairment loss on intangible assets	1,500	—
Impairment loss on goodwill	19,300	—
Change in fair value of outstanding warrants	(172)	(1,808)
Deferred taxes	(501)	39
Changes in operating assets and liabilities:
Accounts receivable	(81)	(333)
Inventory	175	119
Prepaid expenses and other current assets	316	(836)
Accounts payable	(62)	(751)
Accrued expenses	280	(1,421)
Deferred revenue	(127)	210

Net cash used in operating activities	(15,136)	(12,942)
Cash flows from investing activities:
Purchases of property and equipment	(262)	(539)
Cash acquired in business combination, net of transactions costs paid	—	13,379

Net cash provided by/(used in) investing activities	(262)	12,840
Cash flows from financing activities:
Proceeds from exercises of stock options	436	177
Proceeds from warrant exercises, net of issuance costs	—	10,836
Proceeds from issuance of common stock and warrants, net of issuance costs	13,946	8,549

Net cash provided by financing activities	14,382	19,562

Net increase/(decrease) in cash and cash equivalents	(1,016)	19,460
Cash and cash equivalents at beginning of period	22,217	7,099

Cash and cash equivalents at end of period	$21,201	$26,559

Non-cash financing and investing activities:
Modification of warrants	$59	$—
Issuance of stock options for services	6	—
Deferred compensation from grant of stock purchase rights and options	—	2,452
Warrants issued in connection with financing classified as a liability at issuance	—	4,069
Reclassification of warrants from liability to equity	—	(2,261)
Reclassification of warrants from equity to liability	—	937
Conversion of Series E preferred stock	—	22
Modification of outstanding equity instruments	—	2,167
Fair value of common stock issued and equity instruments assumed in business acquisition	—	124,443
Debt assumed in business acquisition	—	1,360
Conversion of Series E preferred stock	—	1,233

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

On August 6, 2004, SAFLINK Corporation acquired SSP Solutions, Inc., dba SSP-Litronic, which was subsequently renamed Litronic, Inc. and is a wholly-owned subsidiary. SAFLINK acquired all of the outstanding shares of SSP-Litronic common stock in a stock-for-stock transaction where each outstanding share of SSP-Litronic common stock was converted into the right to receive 0.6 shares of SAFLINK’s common stock. As of August 6, 2004, the results of operations for Litronic, Inc. have been included in the consolidated results of operations for SAFLINK. See Note 3 “Business Combinations.”

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)		(In thousands, except per share data)
Net loss attributable to common stockholders	$(26,087)	$(7,174)	$(39,503)	$(11,547)
Add: stock-based compensation expense included in reported net loss in accordance with APB No. 25	265	315	1,128	334
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,400)	(1,970)	(5,042)	(3,917)

Pro forma net loss attributable to common stockholders	$(27,222)	$(8,829)	$(43,417)	$(15,130)

Basic and diluted loss per common share, as reported	$(0.30)	$(0.12)	$(0.48)	$(0.28)
Basic and diluted loss per common share, pro forma	$(0.31)	$(0.15)	$(0.52)	$(0.37)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in conjunction with Selling, Goods or Services.”

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On September 26, 2005, the Company filed an S-3/A with the SEC. In the “Recent Developments” section of that filing, the Company indicated that the prolonged decline in its stock price could bring about an interim test of the carrying value of its intangible assets. In late October, as a result of the continued decline of the Company’s stock price through September and into October, the Company’s management determined that the price of the Company’s common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and accordingly, the Company has performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the preliminary results of the impairment test, the Company believes that an impairment loss is probable and estimatable and as such, has recorded a goodwill impairment charge of $19.3 million for the three months ended September 30, 2005. See Note 5 “Impairment of Goodwill.”

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In February 2005, the Company decided to discontinue use of two tradenames that were acquired in connection with the SSP-Litronic merger. Management estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005. Related to the impairment charge for tradenames during the first quarter, the Company recorded a $324,000 non-cash tax benefit. In late October 2005, in connection with the preliminary impairment results under SFAS 142, the Company estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 at September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. Related to this impairment loss on the intangible asset tradenames, the Company recorded a $216,000 non-cash tax benefit. Tradenames have no basis for tax purposes, but do have a book carrying value. To the extent that the Company cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to the Company’s decision to discontinue use of two tradenames and the impairment charges which reduced the carrying value of tradenames from $1.6 million to $100,000, the deferred tax liability related to tradenames was also reduced by $540,000 during the nine months ended September 30, 2005.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company has significant purchased intangible assets subject to amortization on its balance sheet related to developed technology. These intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using the Company’s own historical experience, as well as analyzing other companies in the same or related industries. Factors the Company used to determine appropriate estimates of useful lives include, but are not limited to, the expected use of the assets, any legal regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates have a significant effect on the Company’s financial statements. Changes to these estimates could significantly affect the asset values on the Company’s balance sheet and the amount of amortization that is recognized in the statement of operations.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Valuation of Outstanding Warrants

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), the Company classified certain warrants to purchase shares of its common stock as a liability because they contain characteristics of debt. The Company values the outstanding warrants using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and price volatility of its common stock. Each interim period and year end, as long as the warrants are outstanding and contain characteristics of debt, the warrants will be revalued, but not below their cash redemption value, and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in the Company’s statement of operations.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (above) for the pro forma net loss and net loss per share amounts for the three and nine months ended September 30, 2005, and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company expects the adoption will have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ending December 31, 2006.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The acquisition was accounted for under the purchase method of accounting, as of August 6, 2004, and the results of operations of Litronic Inc. from August 6, 2004 through September 30, 2004 have been included in the consolidated results of operations for SAFLINK for the three and nine months ended September 30, 2004. A summary of the components of the purchase price for the acquisition, in thousands, is as follows:

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following represents the allocation of the purchase price to the acquired assets and liabilities of SSP-Litronic. This allocation was based on the fair value of the assets and liabilities of SSP-Litronic as of August 6, 2004. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Tangible assets	$16,541
Current liabilities	(4,697)
Long-term debt	(1,360)
Fair value of conversion feature of convertible debt assumed	(1,233)
Identifiable intangible assets:
Patents	400
Tradenames	1,600
Developed technology	16,900
Customer relationships	4,700
Non-competition agreements	300
Goodwill	92,908
Deferred stock compensation	184

Total	$126,243

4. Inventory

The following is a summary of inventory as of September 30, 2005, and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$92	$92
Work-in-process	—	—
Finished goods	405	580

	$497	$672

5. Impairment of Goodwill and Intangible Assets

The Company tests goodwill as of November 30 annually. However, the Company concluded in late October 2005 that the price of the Company’s common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, the Company has performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the preliminary results of the impairment test, the Company believes that an impairment loss is probable and estimatable and as such, has recorded a goodwill impairment charge of $19.3 million for the three months ended September 30, 2005. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company is using to manage the business. The Company is still in the process of finalizing the test of goodwill and other intangible assets but expects to complete the impairment test during the fourth quarter of 2005. Any significant adjustment to the preliminary estimate of loss based on completion of the measurement of the impairment loss will be recorded and disclosed in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

In September 2005, in connection with the preliminary impairment results under SFAS No. 142, “Goodwill and Other Intangible Assets,” we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005.

In February 2005, the Company decided to discontinue use of two tradenames acquired in connection with the SSP-Litronic merger. The Company estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The changes in the carrying value of goodwill for the nine months ended September 30, 2005, is as follows (in thousands):

Balance as of January 1, 2005	$95,223
Impairment loss	19,300

Balance as of September 30, 2005	$75,923

6. Stockholders’ Equity

Modification of Stock Options

On August 5, 2005, the Company extended the termination date related to options to purchase 75,000 shares of the Company’s common stock which were granted on June 23, 2004, to a then-current member of the board of directors at an exercise price of $2.55 per share. The extension was granted in connection with a consulting agreement for sales and marketing activities between the Company and the now former board member where the termination date was modified to be eighteen months following the date he ceases to provide consulting services to the Company or ten years from the original date of grant, whichever comes first.

The Company accounted for the extension of the termination date as a new grant as of August 5, 2005, and the fair value of the options to purchase 75,000 shares of the Company’s common stock was determined by using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4%, volatility of 73%, and an estimated life of 2 years, which is comprised of the six month duration of the consulting agreement plus eighteen months of post-service exercise period. The fair value of the modification was estimated to be $27,000 and was recorded as stock-based compensation in the statement of operations. This charge increased net loss attributable to common stockholders.

June 2005 Financing

On June 8, 2005, the Company raised $15.0 million in gross proceeds through a private placement of common stock and warrants. A total of 8,823,530 shares of the Company’s common stock were sold at a price of $1.70 per share to accredited institutional investors. The Company issued to these investors warrants to purchase up to 2,647,059 additional shares of the Company’s common stock. The warrants have an exercise price of $2.50 per share and expire on June 8, 2010. The Company also issued warrants to purchase an aggregate of 529,412 shares of its common stock, exercisable at $2.50 per share and expiring on June 8, 2010, to the placement agent for services rendered in connection with this financing. Issuance costs associated with this financing were approximately $1.8 million, which includes the $786,000 non-cash estimate of fair value for the placement agent warrants and $1.0 million in other fees. Of the net proceeds of $13.9 million, $10.3 million and $3.6 million were allocated to the common stock and investor warrants issued, respectively.

In connection with the financing, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) covering the resale of the shares of common stock issued in the financing and the shares of common stock underlying the warrants. The SEC declared the registration statement effective as of September 27, 2005.

Modification of Warrants

As a result of the June 2005 financing, anti-dilution provisions contained in certain warrants that the Company had outstanding as of June 8, 2005, were triggered and adjustments to the exercise prices and, in certain cases, to the number of common shares issuable upon exercise of these warrants were made during the

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The fair value of these grants of stock options was determined by using a Black-Scholes model as of June 10, 2005, with the following assumptions: the estimated fair value of the common stock of $1.79, the closing price of the Company’s common stock on the day before the grant, an expected dividend yield of 0.0%, a risk-free interest rate of 3.75%, volatility of 74%, and an estimated life of 3 years, the contractual life of these options. During the three and nine months ended September 30, 2005, the Company recorded $3,000 and $8,000, respectively, which was charged to stock-based compensation in the statement of operations. As of September 30, 2005, the fair value of the unvested options was estimated to be $6,000. An adjustment of $14,000 to decrease the deferred compensation to its current fair market value as of September 30, 2005, was recorded, with the offset to additional paid-in capital. The unvested options will be remeasured and expensed over the remaining vesting period, which ends on December 10, 2005.

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

Issuance of Stock Options at Less than Fair Value

On January 24, 2005, the Company granted fully-vested stock options to an employee to purchase 43,050 shares of the Company’s common stock at an exercise price of $1.07 per share. The fair market value of the common stock, as measured by the closing price of the stock on the Nasdaq Capital Market on the day prior to the grant, was $2.10 per share. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company calculated the intrinsic value of the options to be $44,342 which was charged to the statement of operations during the first quarter of 2005.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Concentration of Credit Risk and Significant Customers

Four customers accounted for 15%, 13%, 10% and 10% of the Company’s revenue for the three months ended September 30, 2005, while the same four customers accounted for 14%, 13%, 17% and 12% of accounts receivable as of September 30, 2005. In addition, one of the aforementioned customers and another customer accounted for 17% and 11%, respectively, of the Company’s revenue for the nine months ended September 30, 2005.

Two customers accounted for 17% and 11% of the Company’s revenue for the three months ended September 30, 2004, while one customer accounted for 15% of the Company’s revenue for the nine months ended September 30, 2004.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 85% and 87% of the Company’s revenue for the three and nine months ended September 30, 2005, respectively, while these sales accounted for 89% and 71% of the Company’s revenue for the three and nine months ended September 30, 2004. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 91% and 63% of the Company’s total accounts receivable balance as of September 30, 2005, and December 31, 2004, respectively.

8. Comprehensive Loss

For the three and nine months ended September 30, 2005, and 2004, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

9. Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted-average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted-average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, and a convertible promissory note. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, and a convertible note to purchase or acquire 16,329,714 and 13,104,844 shares of common stock at September 30, 2005, and 2004, respectively. In addition, there were 801,928 unvested shares of restricted common stock outstanding as of September 30, 2005, and 2004.

10. Segment Information

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11. Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of SAFLINK’s subsidiary, Litronic, one of whom is Kris Shah, the president of Litronic and a member of the Company’s board of directors. SAFLINK recognized rent expense of approximately $129,000 and $387,000 for the three and nine months ended September 30, 2005, respectively. The lease expires in 2012.

Convertible Promissory Note

As part of the merger with SSP-Litronic, the Company assumed a convertible promissory note with a face value of $1,250,000 held by the Company’s chairman of the board of directors, Richard P. Kiphart. As of September 30, 2005, the note was still outstanding and matures on December 31, 2005. The note bears interest at a rate of 10% per annum and is also convertible, in whole or in part, at the option of the holder into shares of the Company’s common stock at any time prior to maturity, at a conversion price of $1.66 per share, subject to adjustment under certain conditions. For the three and nine months ended September 30, 2005, interest expense related to this note was $32,000 and $93,000, respectively. For the three and nine months ended September 30, 2004, interest expense related to this note was $18,000.

Revenue Recognized

During the nine months ended months ended September 30, 2004, the Company recognized $231,000 in revenue through related-party sales to Information Systems Support, Inc. (ISS). The Company purchased certain assets from ISS and Biometric Solutions Group on December 29, 2003, in a cash and common stock transaction. Following the three months ended March 31, 2004, the Company no longer considered ISS a related-party.

Equity Transactions

The Company had two related-party transactions during the nine months ended September 30, 2005, that are described in Note 6 “Stockholders’ Equity,” under the headings “Modification of Stock Options” and “Issuance of Stock Options for Services.”

12. Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

13. Liquidity and Capital Resources

The Company had working capital of $17.9 million and $19.3 million at September 30, 2005, and December 31, 2004, respectively. As of September 30, 2005, the Company’s balance of cash and cash equivalents totaled $21.2 million. The Company received net cash proceeds of approximately $13.9 million in connection with its June 2005 financing (see Note 5). However, the Company incurred losses from operations for both the year ended December 31, 2004, and the nine months ended September 30, 2005. The Company also expects to incur additional losses for the remainder of 2005.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

If the Company is unable to generate sufficient revenue from customer contracts, or to further reduce costs sufficiently to generate positive cash flow from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company and will depend on many factors including, but not limited to:

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

Overview

Our primary source of revenue is the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced from third parties. For logical access control needs, we develop biometric, token and smart card application software, and resell biometric, token and smart card hardware and device control software from leading manufacturers. We develop hardware and software designed to deliver solutions in four distinct areas. First, we offer software solutions that provide logical access, or access to networks, to users and are available for several widely distributed network environments including Microsoft and Novell. Secondly, we provide middleware to manage smart cards, tokens and readers that allow users to connect to the card technology. Thirdly, we offer solutions that utilize multi-factor authentication with smart card readers capable of reading a contact or contact-less card in conjunction with a biometric. Lastly, we offer specialized high assurance tokens based upon proprietary chip technology capable of securing networks or devices on a point-to-point basis with assurance beyond what is normally available from other competitors. The products and solutions offered by us and others in this sector are often referred to as the “credentialing” market.

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

Our primary challenge is to convert sales opportunities into revenue. We believe that we have been successful in positioning the Company on major government sales opportunities. However, we have not been successful in converting these opportunities into significant revenue. Some of the primary challenges that can impact our success in this area include general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, political forces, and the relative immaturity of the credentialing market.

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

We test goodwill as of November 30 annually. However, we concluded in late October 2005 that the price of our common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and accordingly, we have performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the preliminary results of our impairment test, we believe that an impairment loss is probable and estimatable and as such, we have recorded a goodwill impairment charge of $19.3 million for the three months ended September 30, 2005. We are still in the process of finalizing our test of goodwill and other intangible assets but expect to complete our impairment test during the fourth quarter of 2005. Any significant adjustment to our preliminary estimate of loss based on completion of the measurement of the impairment loss will be recorded and disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Also in late October 2005, in connection with the preliminary impairment results under SFAS 142, we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 as of September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. Related to this impairment loss on the intangible asset tradenames, we recorded a $216,000 non-cash tax benefit.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our most critical accounting policies and estimates include revenue recognition, goodwill and other intangible assets with indefinite useful lives, impairment of long-lived assets, stock-based compensation and the valuation of outstanding warrants. Actual results may differ from these estimates under different assumptions or conditions.

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

We incurred net losses attributable to common stockholders of $26.1 million and $39.5 million for the three and nine months ended September 30, 2005, respectively. The results for the three months ended September 30, 2005, included the goodwill impairment loss of $19.3 million and the intangible asset impairment loss of $600,000 related to tradenames. The results for the nine months ended September 30, 2005, also include a $900,000 non-cash charge for the impairment of intangible assets recorded during the first quarter of 2005. The impairment loss on intangible assets related to tradenames that were acquired in the SSP-Litronic merger in August 2004. In connection with the $600,000 impairment charge on intangible assets, we recorded a $216,000 non-cash tax benefit, which is reflected in our statement of operations and reduced our deferred tax liability on our balance sheet. The $26.1 million net loss attributable to common stockholders for the three months ended September 30, 2005, is compared to a net loss attributable to common stockholders of $7.2 million for the three months ended September 30, 2004. The net loss for the three months ended September 30, 2004, included a non-cash charge of $2.2 million related to the modification of warrants in July 2004. The $39.5 million net loss attributable to common stockholders for the nine months ended September 30, 2005, is compared to a net loss attributable to common stockholders of $11.5 million for the same period in 2004. The results for the nine months ended September 30, 2005, included the goodwill impairment loss of $19.3 million and the intangible asset impairment loss of $1.5 million related to tradenames. The net loss for the nine months ended September 30, 2004, included a non-cash gain of $1.8 million, resulting from the change in valuation of warrants outstanding that were issued in connection with our February 2004 financing as well as the $2.2 million non-cash charge related to the modification of warrants in July 2004.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2005, as compared to the three and nine months ended September 30, 2004.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and nine months ended September 30, 2005, and 2004: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of revenue from sales of licenses to use software produced by us, the sale of hardware products designed and manufactured by us, and from the re-sale of hardware and software applications purchased from third parties. Service revenue consisted of revenue from post-contract customer support, consulting and integration services, and training. During the three months ended September 30, 2005, software license sales were $361,000; sales of manufactured hardware were $1.3 million; and sales of third party software and hardware were $330,000, while service revenue was $326,000, which is comprised of $200,000 related to fees for consulting, integration and project labor and $126,000 related to customer support and product maintenance. During the same period in 2004, software license sales were $199,000; sales of manufactured hardware were $1.0 million; and sales of third party software and hardware were $698,000, while service revenue was $487,000, which is comprised of $327,000 related to fees for consulting, integration and project labor and $160,000 related to customer support and product maintenance. Total revenue of $2,358,000 for the three months ended September 30, 2005, decreased $53,000, or 2%, from revenue of $2,411,000 for the three months ended September 30, 2004. The slight decrease in total revenue can primarily be attributed to lower service revenue related to project labor during the three months ended September 30, 2005. Revenue of $6.3 million for the nine months ended September 30, 2005, increased $2.2 million, or 54%, from revenue of $4.1 million for the nine months ended September 30, 2004. The increase in total revenue can be attributed to the incremental Litronic hardware sales and service revenue during the first seven months of 2005, which were not a source of our revenue during the comparable period in 2004. Revenue, sold both directly and indirectly, derived from U.S. and state and local government agencies was 85% and 87% of total revenue for the three and nine months ended September 30, 2005, respectively, while these sales accounted for 89% and 71% of total revenue for the three and nine months ended September 30, 2004, respectively.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended September 30, 2005, cost of revenue from software and manufactured hardware were $2,000 and $676,000, respectively. Cost of third party software and hardware was $288,000, while the cost of service revenue was $224,000. Total cost of revenue also included amortization of intangible assets of $671,000 and for the three months ended September 30, 2005, which was primarily related to intangible assets acquired in the merger with SSP-Litronic. During the same period in 2004, cost of revenue from software and manufactured hardware was $1,000 and $339,000, respectively, while cost of revenue from third party software and hardware, and services were $511,000 and $311,000, respectively. There was $463,000 in amortization of intangible assets included in cost of revenue for three months ended September 30, 2004, which related to our asset purchase from Information Systems Support, Inc. (ISS) and Biometric Solutions Group, Inc. (BSG) in December 2003 and intangible assets acquired in the merger with SSP-Litronic in August 2004. Total cost of revenue for the three months ended September 30, 2005, of $1.9 million increased $232,000, or 14%, from cost of revenue of $1.6 million for the same period in 2004. This increase was primarily due to having intangible asset amortization related to the SSP-Litronic merger for the full three months during the third quarter of 2005 as compared to less than two month’s amortization for the same quarter in 2004, due to the August 6, 2004, merger date. Total cost of revenue of $5.1 million for the nine months ended September 30, 2005, increased $2.3 million, or 84%, from cost of revenue of $2.8 million for the same period in 2004, which can also be attributed to the addition of intangible asset amortization to the cost of revenue related to the SSP-Litronic merger and the costs associated with the incremental revenue provided by Litronic post-merger.

Our gross margin for the three months ended September 30, 2005, and 2004, was 21% and 33%, respectively. This decrease in gross margin was primarily due to the additional intangible amortization related to the SSP-Litronic merger. Our gross margin for the nine months ended September 30, 2005, and 2004, was 20% and 33%, respectively.

Operating Expenses

Total operating expenses for the three months ended September 30, 2005, increased approximately $21.1 million, or 363%, to $26.9 million from $5.8 million for the comparable period in 2004. The overall increase was due to the goodwill and intangible asset impairment losses of $19.3 million and $600,000, respectively. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($519,000), occupancy costs ($178,000), and legal and professional services ($470,000). The increases in compensation and occupancy costs can be directly attributed to the increased headcount and facilities associated with the merger with SSP-Litronic, while the increase in legal and professional services were primarily due to higher legal and audit fees, as well as consulting fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Total operating expenses for the nine months ended September 30, 2005, increased approximately $29.0 million, or 230%, to $41.6 million from $12.6 million for the comparable period in 2004. This increase can also be attributed to the goodwill and intangible asset impairment losses during 2005.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2005, as compared to the same period in 2004 (in thousands):

	Three months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$655	40%	$3,545	105%
Sales and marketing	185	8	1,896	37
General and administrative	424	28	1,909	53
Amortization of intangibles	7	23	58	100
Impairment loss on goodwill	19,300	—	19,300	—
Impairment loss on intangible assets	600	—	1,500	—
Stock-based compensation	(85)	(22)	763	191

	$21,086	363%	$28,971	230%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $655,000, or 40%, during the three months ended September 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($554,000) and occupancy costs ($127,000). The increase in compensation and related benefits and occupancy were primarily due to our merger with SSP-Litronic in August 2004, which increased headcount and facilities costs in product development.

For the nine months ended September 30, 2005, total product development expenses increased $3.5 million compared to the same period in 2004. This increase can also be primarily attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses increased $185,000, or 8%, during the three months ended September 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increases in compensation and related benefits ($54,000), occupancy costs ($56,000), and legal and professional services ($64,000). The increase in compensation and related benefits and occupancy were primarily due to our merger with SSP-Litronic in August 2004, while the increase in professional services was primarily driven by consulting related to our government sales and marketing efforts.

For the nine months ended September 30, 2005, total sales and marketing expenses increased $1.9 million compared to the same period in 2004 which can also attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses increased $424,000, during the three months ended September 30, 2005, compared to the same period in 2004. From a functional operating expense perspective, this increase was primarily due to increased legal and professional services ($433,000) and depreciation expense ($38,000). These increases were offset by a decrease in compensation and related benefits ($33,000) due to lower headcount and the elimination of post-merger consulting agreements during 2005. The increased legal and professional fees were due to higher fees related to audit and legal services, increased consulting work for compliance with the requirements of Section 404 of the

Sarbanes-Oxley Act of 2002 and higher fees paid for service on our board of directors.

For the nine months ended September 30, 2005, total general and administrative expenses increased $1.9 million compared to the same period in 2004 which can be attributed the additional headcount and occupancy costs related to the merger with SSP-Litronic, higher fees related to audit and legal services, increased consulting work for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and higher fees paid for service on our board of directors.

Amortization of Intangible Assets—Amortization of intangible assets relates to non-competition agreements as a result of our asset purchase from ISS and BSG in December 2003 and our acquisition of SSP-Litronic in August 2004. Amortization of intangible assets increased $7,000 and $58,000 during the three and nine months ended September 30, 2005, respectively, due to the addition of intangible assets related to the SSP-Litronic merger. Amortization of intangible assets will remain relatively flat in the remaining quarters of 2005 unless there is impairment of any of these amortizable assets, in which case the amortization would be reduced.

Impairment Loss on Intangible Assets—There was a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. In connection with the preliminary impairment results under SFAS No. 142, “Goodwill and Other Intangible Assets,” we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 as of September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. In February 2005, we decided to discontinue use of two tradenames that we acquired in connection with the SSP-Litronic merger. We estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005.

Impairment Loss on Goodwill—We test goodwill as of November 30 annually. However, we concluded in late October 2005 that the price of our common stock as reported on the Nasdaq Capital Market was depressed long enough to constitute a triggering event under SFAS No. 142, “Goodwill and Other Intangible Assets” and have issued a preliminary estimate of loss on goodwill for the three months ended September 30, 2005. As a result of our preliminary testing, we believe that an impairment loss is probable and that we can reasonably estimate a goodwill impairment charge of $19.3 million. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the fourth quarter of 2005. Any significant adjustments to our preliminary estimate will be disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

There were no impairment losses on goodwill during the three and nine months ended September 30, 2004.

Stock-based Compensation—Stock-based compensation primarily consists of the amortization of deferred compensation related employee grants of options to purchase common stock or restricted stock and options to purchase common stock granted for professional services. Stock-based compensation decreased $85,000 and increased $763,000 during the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The increase for the nine months is primarily due to increased amortization related to stock options we assumed in the SSP-Litronic merger and grants of restricted stock to our chief executive of officer and the president of our subsidiary Litronic, Inc., in June 2004 and August 2004, respectively.

Interest expense

Interest expense for the three and nine months ended September 30, 2005, was $37,000 and $103,000, respectively, compared to $21,000 and $22,000 for the same periods in 2004. Interest expense for the three and nine months ended September 30, 2004 and 2005, consisted of interest expense from the financing of certain insurance policies over a nine month period and interest related to a convertible note outstanding that we assumed in the SSP-Litronic merger.

Other income

Other income for the three and nine months ended September 30, 2005, was $135,000 and $296,000, respectively, compared to $73,000 and $107,000 for the same periods in 2004. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase in interest income was due to higher cash balances during the quarter because of the $13.9 million of net cash proceeds raised in our June 2005 financing when compared to the same period in 2004.

Change in fair value of outstanding warrants

There was no change in fair value of outstanding warrants for the three months ended September 30, 2005. The SSP-Litronic merger triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. For each interim period and year end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants. However, as of September 30, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and we consequently valued the warrants at the $765,000 cash redemption value, as was the case as of June 30, 2005. The $172,000 gain for the nine months ended September 30, 2005, represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $765,000 as of September 30, 2005.

The change in fair value of outstanding warrants for the nine months ended September 30, 2004, was a gain of $1.8 million. This non-cash gain for the nine months ended September 30, 2004, resulted from marking to market the warrants issued in connection with our February 2004 financing as of September 30, 2004, and represents the change in estimated value between that date, and the initial grant date, February 26, 2004. The $29,000 loss for the three months ended September 30, 2004, also related to the warrants issued in the February 2004 financing and was the difference between the estimated fair value at September 30, 2004, and the estimated fair value at the previous interim reporting period date, June 30, 2004.

Income tax provision

We recorded an income tax benefit of $203,000 for the three months ended September 30, 2005, while we recorded an income tax benefit of $501,000 for the nine months ended September 30, 2005. This compared to income tax expense of $13,000 and $39,000 for the three and nine months ended September 30, 2004, respectively. During the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames and in September 2005, we recorded a $216,000 non-cash tax benefit also related to the impairment of tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance.

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

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2005, primarily from our existing working capital. As of September 30, 2005, our principal source of liquidity largely consisted of $21.2 million of cash and cash equivalents.

We expended $15.1 million in operating activities during the first nine months of 2005, compared to $12.9 million for the same period in 2004. The net loss of $39.4 million for the nine months ended September 30, 2005, is offset by a $20.3 million non-cash charge related to the goodwill and intangible asset impairment losses during 2005, net of the related tax benefit. Other significant adjustments to the net loss were stock-based compensation of $1.2 million, depreciation and amortization of $2.5 million, an increase in accrued liabilities of $280,000 and decreases of $317,000 and $127,000 in other current assets and deferred revenue, respectively, and a $172,000 change in valuation of outstanding warrants.

Investing activities used $262,000 during the nine months ended September 30, 2005, for purchases of equipment and software. This is compared to $539,000 used for purchases of property and equipment for the same period in 2004. Also, during the nine months ended September 30, 2004, we received $13.4 million in cash as a result of the SSP-Litronic merger.

Net cash provided from financing activities was $14.4 during the nine months ended September 30, 2005, compared to $19.6 million during the same period in 2004. During 2005, we received net cash proceeds of $13.9 million through a private placement of common stock and warrants. We sold a total of 8,823,530 shares of our common stock at a price of $1.70 per share to accredited institutional investors. We also issued to these investors warrants to purchase up to 2,647,059 additional shares of our common stock at an exercise price of $2.50 per share. As partial consideration for services rendered in connection with this financing, we issued warrants to purchase an aggregate of 529,412 shares of our common stock to our placement agent, which are also exercisable at $2.50 per share. In addition, we received $436,000 during the first nine months of 2005 from stock option exercises. During the first nine months of 2004, we received $8.6 million in net proceeds in connection with our February 2004 financing, $10.8 million as a result of warrant exercises related to the our July 2004 special warrant offer and $177,000 for warrant and stock option exercises.

Cash and working capital as of September 30, 2005, were $21.2 million and $17.9 million, respectively, compared to $22.2 million and $19.3 million as of December 31, 2004, respectively.

We have incurred significant costs to develop our technology, products and services and to hire employees in our sales, marketing and administration departments, in addition to incurring non-cash compensation costs. To date, we have not generated significant revenue from the sale of our products and services when compared to our operating expenses. As a result, we have incurred significant net losses since inception, significant negative cash flows from operations in the periods from inception through September 30, 2005, and as of September 30, 2005, we had an accumulated deficit of $153.6 million. These losses have been funded primarily through the issuance of convertible preferred stock, common stock and warrants to purchase common stock.

If we are unable to generate sufficient revenue from customer contracts, or to further reduce costs sufficiently to generate positive cash flow from operations, we will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed and may not be available on favorable terms.

As a result of the capital raised and acquired through the SSP-Litronic merger during 2004 and the June 2005 financing, we believe we have sufficient funds to continue our operations through the third quarter of 2006, assuming no significant and unexpected uses of cash. However, we currently do not have a credit line or other borrowing facility to fund our operations. In addition, we may not be able to secure additional financing on favorable terms, or at all. If we need additional cash to fund our operations, we may need to raise capital through the issuance of additional equity securities to investors. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of or to cease our operations.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in June 2006, and are required to pay taxes, insurance, and maintenance as well as monthly rental payments. We are currently exploring our alternatives with regard to this location as the lease expires in less than one year. We also lease office space in Edmonton, Alberta, Canada for our product development team under an agreement that expires in March 2007. We lease office space for our government sales team and Enterprise Solutions Group in Reston, Virginia, under an agreement that expires in April 2009. In connection with our asset purchase from BSG in December 2003, we assumed a lease for our development group in Charleston, South Carolina. The original lease has expired and we have since signed a new, one-year lease for the same space that expires in February 2006. Also, in connection with our SSP-Litronic merger on August 6, 2004, we assumed the leases of properties in Irvine, California and Reston, Virginia, which expire in February 2012 and February 2009, respectively. The lessor for the Irvine, California property is KRDS, Inc., an entity that is majority-owned by three employees of our subsidiary Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors.

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of September 30, 2005, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2005	2006 & 2007	2008 & 2009	2010 & After
Operating leases	$4,749	$305	$1,768	$1,427	$1,249
Convertible note	1,250	1,250	—	—	—
Convertible note interest	32	32	—	—	—

Total Contractual Cash Obligations	$6,031	$1,587	$1,768	$1,427	$1,249

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

We have accumulated net losses of approximately $153.6 million from our inception through September 30, 2005. We have continued to accumulate losses after September 30, 2005, to date and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of November 7, 2005, 88,887,229 shares of our common stock were outstanding. In addition, there were a total of 16,356,036 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible promissory note. We have issued options and warrants to acquire shares of common stock to our employees and certain other persons at various prices, none of which have exercise prices below the market price for our common stock of $0.98 as of November 7, 2005. Options to acquire 8,378,411 shares of our common stock were outstanding as of November 7, 2005, and our existing stock incentive plan had 2,963,417 shares available for future issuance.

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

If the market for our products and services does not experience significant growth or if our biometric, token and smart card products do not achieve broad acceptance in this market, our ability to generate significant revenue in the future would be limited and our business would suffer.

A substantial portion of our product revenue and a portion of our service revenue are derived from the sale of biometric, token and smart card products and services. Biometric, token and smart card solutions have not gained widespread acceptance. We cannot accurately predict the future growth rate of this market, if any, or the ultimate size of the biometric, token and smart card technology market. The expansion of the market for our products and services depends on a number of factors such as:

•	the cost, performance and reliability of our products and services compared to the products and services of our competitors;

•	customers’ perception of the benefits of biometric, token and smart card solutions;

•	public perceptions of the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

•	public perceptions regarding the confidentiality of private information;

•	customers’ satisfaction with our products and services; and

•	marketing efforts and publicity regarding our products and services.

Even if biometric, token and smart card solutions gain wide market acceptance, our products and services may not adequately address market requirements and may not gain wide market acceptance. If biometric or smart card solutions or our products and services do not gain wide market acceptance, our business and our financial results will suffer.

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

Five of our stockholders (together with their affiliates) beneficially own approximately 40% of our outstanding common stock as of November 7, 2005. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and a convertible promissory note representing the right to acquire an additional 1,474,987 shares of our common stock. If these stockholders exercised their options and warrants and converted their promissory notes in full, they would own approximately 41% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

Two customers accounted for 17% and 11% of our revenue, respectively, for the nine months ended September 30, 2005, while one customer accounted for 15% of our revenue for the twelve months ended December 31, 2004. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 72% of our revenue for the twelve months ended December 31, 2004, and 87% for the nine months ended September 30, 2005. Our sales to the U.S. government are subject to risks that include:

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If for the three months ended September 30, 2005, and 2004, the U.S. dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $765,000 at September 30, 2005, which is the cash redemption value. As long as the warrants are outstanding, this value could fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of September 30, 2005, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been unaffected as the value of the warrants would not have been greater than the cash redemption value of $765,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on August 25, 2005. Our stockholders considered four proposals. The first proposal was to elect eight directors to hold office until our annual meeting of stockholders in 2006 and until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
Glenn L. Argenbright	62,520,515	761,127
Frank J. Cilluffo	58,705,235	4,576,407
Lincoln D. Faurer	63,154,180	127,462
Gordon E. Fornell	63,163,186	128,456
Asa Hutchinson	63,193,095	88,547
Richard P. Kiphart	63,181,847	99,975
Steven M. Oyer	63,030,789	250,853
Kris Shah	63,181,687	99,955

Our stockholders elected all of the foregoing candidates. In addition, the board of directors, upon the recommendation of the board’s nominating and corporate governance committee, voted to elect Trevor Neilson as a director, effective August 10, 2005, to fill a vacancy on the board and to serve until our annual meeting of stockholders in 2006 and until his successor is elected and qualified.

The second proposal was to approve the SAFLINK 2005 Employee Stock Purchase Plan. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
28,599,164	673,289	59,035	33,960,154

Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

The third proposal was to approve an amendment to our certificate of incorporation to decrease the number of authorized shares of common stock from 500,000,000 to 200,000,000. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
63,158,286	119,177	4,179	—

Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the outstanding shares entitled to vote on the proposal. Abstentions and broker non-votes had the same effect as votes against the proposal.

The fourth proposal was to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
63,199,933	41,654	40,055	—

Our stockholders approved the foregoing proposal. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

ITEM 5. OTHER INFORMATION

Results of Operations and Financial Condition

On November 14, 2005, we issued a press release announcing our financial results for the three and nine months ended September 30, 2005. The press release is attached as Exhibit 99.1 to this quarterly report.

The attached press release presents certain financial measures that exclude certain non-cash charges, including charges related to acquisitions such as amortization and impairment of intangible assets and stock-based compensation expense which would otherwise be required by GAAP. We believe that these non-GAAP measures facilitate evaluation by management and investors of our ongoing operating business and enhance overall understanding of our financial performance by reconciling more closely our actual cash expenses in operations as well as excluding expenses that in management’s view are unrelated to our core operations, the inclusion of which may make it more difficult for investors to compare our results from period to period.

You should not consider non-GAAP financial measures in isolation from, as a substitute for, or superior to, financial information presented in compliance with GAAP, and non-GAAP financial measures we report may not be comparable to similarly titled items reported by other companies. We have provided a reconciliation between our GAAP measures and our non-GAAP measures in the press release.

Appointment of Co-Chairmen of the Board of Directors

On November 9, 2005, the board of directors appointed Richard P. Kiphart to serve as Co-Chairman of the Board of Directors and Lead Independent Director. The board of directors also appointed Trevor Neilson to serve as Non-Executive Co-Chairman of the Board of Directors. Mr. Neilson will receive an initial annual salary of $140,000 for his services as Non-Executive Co-Chairman of the Board of Directors. In connection with his appointment, Mr. Neilson was granted an option to purchase 300,000 shares of our common stock at an exercise price of $0.92 per share, which equals the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the day prior to the date of grant. The option vests in equal monthly installments over a three-year period and is exercisable for a period of ten years.

Mr. Kiphart has served as a member of our board of directors and as Chairman of the Board since August 2004. Since 1995, Mr. Kiphart has served as head of the corporate finance department and principal of William Blair & Company, L.L.C., an investment firm. He currently sits on the board of directors of First Data Corporation, where he has been a director since First Data’s acquisition of Concord EFS early in 2004. He served on the Concord EFS board of directors from 1997 until 2004 and was chairman of the Concord board of directors from February 2003 until March 2004. Mr. Kiphart is a member of the board of directors of Advanced Biotherapy, Inc. and Nature Vision, Inc. He is also chairman of the Merit Music School and serves on the board of directors for the Lyric Opera of Chicago, the Erikson Institute and DATA (Debt AIDS Trade Africa). Mr. Kiphart graduated from Dartmouth College and holds an MBA from Harvard Business School.

Mr. Neilson has served as a member of our board of directors since August 2005. Mr. Neilson currently serves as executive director of the Global Business Coalition on HIV/AIDS (GBC), a coalition of 200 international companies from over 50 countries that have interests related to global health, biotechnology, life sciences, and corporate social responsibility. Prior to working for the GBC, Mr. Neilson served in the press and travel offices of the Clinton White House. Additionally, Mr. Neilson served as director of public affairs for the Bill & Melinda Gates Foundation. In this role, Mr. Neilson managed all government affairs, public policy and communications for the foundation dealing extensively with members of Congress and the White House. He also worked directly for Bill and Melinda Gates on a variety of personal projects including corporate governance, investments, property acquisitions, and political involvement.

Material Impairment

We test goodwill as of November 30 annually. However, we concluded in late October 2005 that the price of our common stock as reported on the Nasdaq Capital Market was depressed long enough to constitute a triggering event under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) and have issued a preliminary estimate of loss on goodwill for the three months ended September 30, 2005. As a result of our preliminary testing, we believe that an impairment loss is probable and that we can reasonably estimate a goodwill impairment charge of $19.3 million. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the fourth quarter of 2005. Any significant adjustments to our preliminary estimate will be disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

In connection with the preliminary impairment results under SFAS 142, we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 as of September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. Related to this impairment loss on the intangible asset tradenames, we recorded a $216,000 non-cash tax benefit.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of SAFLINK Corporation dated November 14, 2005	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAFLINK CORPORATION

DATE: November 14, 2005	By:	/S/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of SAFLINK Corporation dated November 14, 2005	X