Form 10-K
period 2005-12-31
SAFLINK CORP
filed 2006-03-17
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $87,470,699. Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 88,908,229 shares of the registrant’s common stock outstanding as of March 6, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2006 annual meeting of stockholders.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this Annual Report on Form 10-K. These forward-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our products and services and product development, our intentions and strategies regarding customers and customer relationships, our relationships with the software development community, our intent to continue to invest resources in research and development, our intent to develop relationships and strategic alliances, our beliefs regarding the future success of our products and services, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs regarding trademark and copyright protections, our beliefs and expectations regarding infringement claims, our beliefs regarding the development of industry standards, our expectations and beliefs regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding future growth and financial performance, our expectations regarding licensing arrangements and our revenue, our expectations and beliefs regarding revenue and revenue growth, our expectations regarding our strategies and long-term strategic relationships, our expectations regarding defects in products, our expectations regarding fluctuations in revenue and operating results, our beliefs and expectations regarding our existing facilities and the availability of additional space in the future, our intent to use all available funds for the development and the operation of our business and not to declare or pay any common stock cash dividends, our expectations regarding software development costs, our beliefs and expectations regarding our results of operations and financial position, our beliefs regarding estimates in valuing in-process research and development, our intentions and expectations regarding deferred tax assets, our beliefs and expectations regarding liquidity and capital resources and that cash flow from existing operations, existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for the foreseeable future, and our expectations regarding the impact of recent accounting pronouncements and revenue recognition matters. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include without limitation those identified in Item 1A of this Annual Report on Form 10-K below. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Saflink” refer to Saflink Corporation, a Delaware corporation, and its subsidiaries.

Overview

Saflink Corporation offers software and hardware solutions for protecting critical business assets. Saflink solutions provide Identity Assurance Management™, a framework designed to improve trust through secure authentication, verification and management of identities. Our products allow an enterprise, commercial or governmental, to verify the identity of users and control their access to computer networks, physical facilities, applications, event tracking systems, and time and attendance systems. For logical and physical access control needs, we develop biometric and smart card application software and hardware, and also resell biometric and smart card hardware and device control software from leading manufacturers. Biometric technologies automatically identify individuals by electronically capturing a specific biological or behavioral characteristic of that individual, such as a fingerprint, iris pattern, voiceprint or facial feature, creating a unique digital identifier from that characteristic and then comparing it against a previously created and stored digital identifier. Because this process relies on largely unalterable human characteristics, it is both highly secure and highly convenient for the individual seeking access. Smart card solutions operate similarly for identity verification and authentication and have historically been used in conjunction with a Public Key Infrastructure (PKI) deployment. Smart cards employing PKI technology can be used for logical access decisions as well as securing electronic communications. The combination of biometrics with smart cards or other security tokens is known as “credentialing.” Credentialing is emerging as a significant market in the security industry, especially in government sectors.

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

Comparison of biological and behavioral characteristics has historically been the most reliable and accurate of the three factors, but has also been the most difficult and costly to implement given the complex nature of enterprise computer systems. However, recent advances in the development of integrated biometric software solutions, reduced cost of biometric devices, and the emergence of recognized industry standards to connect biometric components to applications have reduced the cost of implementing biometrics in enterprise environments. There have been a number of security, or credentialing, initiatives launched inside the Federal Government over the past several years that employ biometrics and tokens as primary authentication components to enhance security. Some of these programs include the Department of Homeland Security’s (DHS) US-VISIT program and the Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) and Registered Traveler programs. In addition, Homeland Security Presidential Directive (HSPD) 12, issued in August of 2004, outlines the need for interoperable credentials for federal and Department of Defense employees. HSPD 12 has led to the creation of new Federal Information Processing Standards (FIPS) for personal identity verification (PIV) that is expected to impact all federal procurements.

As a result, we believe the Federal Government will continue to lead the way in terms of defining the credentialing market and developing the key standards to be followed in employing credentialing or other security solutions. We also believe that the commercial market is being influenced by recent developments in the governmental sector and that private organizations will begin to employ similar solutions in the near future. With multi-factor authentication for identity management, an organization can improve access control by combining multiple authentication methods. This allows the organization to set the level of security and user convenience and reduce the cost of password administration associated with many existing security systems.

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

In December 1997, Saflink and the National Security Agency (NSA) jointly introduced and demonstrated the Human Authentication Application Programming Interface, or HA-API. HA-API was the first definition of a standard way to allow software developers and biometric technology suppliers to build their products using a uniform method for connecting many different biometric devices to computer systems. We developed HA-API under a contract from the NSA and it was released into the public domain as a proposed biometric interoperability standard. HA-API subsequently became the basis of the next generation standard called BioAPI. BioAPI was published by the American National Standards Institute (ANSI) in February 2002, and has been designated as ANSI/INCITS 358-2002, The BioAPI Specification. Version 2.0 of this standard is now progressing through the International Organization for Standardization (ISO). It is currently at Final Draft International Specification (FDIS) level and the ballot process is nearing completion at this writing. We are a member of the BioAPI Consortium that represents over 120 organizations that collaborated to develop the original BioAPI standard. We also support other related biometric standards efforts, including the Common Biometric Exchange Formats Framework (CBEFF) specification, also adopted by ANSI and now undergoing FDIS balloting at the ISO level, and we intend to keep all of our products compliant with these and other standards as they continue to evolve.

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

With the growth of electronic commerce and the realities of business operations, access points to the Internet and enterprise networks have increased significantly, and now include desktops, home PCs, mobile laptops, and hand-held devices, including cellular phones. In recent months, industry computing leaders, including Bill Gates from Microsoft, have called for the end of passwords as a means to access computers and networks. This is due to the fact that using passwords as the primary method of verifying the identity of users (remote and local) is subject to a number of security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a user’s pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Attempts to increase security by requiring complex passwords comprised of letters, numbers, and symbols are often met with significant resistance by employees. For large organizations, there is also a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity. Disgruntled or unethical employees also account for a large percentage of the increasing incidence of significant financial loss from unauthorized access to electronic data or files.

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

We believe that a sustainable market is developing for higher assurance authentication technologies used in information security, data privacy, and electronic access control applications. There are several factors that we believe will contribute to the growth of this industry:

•	Concern regarding critical infrastructure security continues to gain significant attention since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. Large government security initiatives, such as the DHS’s US-VISIT, and TSA’s TWIC and Registered Traveler programs have been launched over the past several years, and focus on employing biometric components in credentialing to increase security of our nation by limiting and identifying access into and out of key checkpoints such as border crossings, airports and sea ports. The private sector is also recognizing the importance of securing networks and facilities against attacks by terrorists and is seeking higher assurance methods of user authentication.

•	Legislation and regulations adoption—such as the landmark Health Insurance Portability and Accountability Act (HIPPA) healthcare regulations, the Gramm-Leach-Bliley Financial Modernization Act—require that customer information, data, and financial records be kept secured, and outline substantial penalties for failure to do so. The FDA regulation 21CFR Part 11 requires positive authentication of digital signatures placed on electronic records created within regulated industries such as pharmaceutical manufacturing.

•	Federal directives, such as Homeland Security Presidential Directive (HSPD) 12, are defining the need for interoperable credentials for Federal employees. HSPD 12 has led to the creation of a new Federal Information Processing Standards (FIPS) standard for personal identity verification (PIV) that will impact Federal procurements for systems pertaining to physical and logical access control as well as identity management.

•	Highly publicized security breaches in computer networks and Internet sites, which have been traced to the vulnerability of password-based authentication systems by hackers and unauthorized access by disgruntled employees.

•	The growth of e-commerce as a medium for business and consumer transactions, which requires the implementation of technologies that facilitate the positive identification of anonymous parties.

•	The cost and inconvenience of using multiple or complex passwords that are frequently changed. Businesses are realizing true cost and time savings by implementing password alternatives for user authentication.

•	The information technology industry is beginning to utilize advanced solutions to protect computer information. The primary means of protecting computer information is data encryption, which requires protection of the encryption “keys” used to lock up the data. Today, these keys are generally stored in computers or smart cards and are commonly protected by PINs or passwords. We believe biometrics will play an increasingly important role in protecting these keys from unauthorized access.

•	IT industry leaders such as Microsoft, Citrix, Computer Associates, Dell, Hewlett Packard, Novell, MPC Computers, IBM, and Intel are supporting the integration of biometrics within their system platforms and have publicly announced that information security is a top corporate focus.

•	Falling prices for biometric collection devices, such as fingerprint sensors, digital cameras, microphones, etc., and improvements in accuracy, performance, and acceptance of this technology have made integration of biometrics for physical access, desktop PCs, and portable computers a cost effective security alternative for the public sector and commercial market.

•	New biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors such as Targus and Panasonic.

•	The International Biometric Industry Association (IBIA), the industry’s official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism. A Saflink employee is currently Chairman of that organization.

•	The BioAPI Consortium, a group of over 120 organizations from the biometrics industry, government and information technology vendors, was successful in having the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry-standard specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies. This standard is now before the International Organization for Standards (ISO) for balloting to become an international standard.

Quantifiable Business Benefits

Our credentialing solutions are designed to ensure protection, security, and safety for an enterprise’s computer network, facilities, and intellectual property, as well as to provide increased convenience in accessing physical and computer network locations. Specifically, these benefits include:

•	Increased network security. Our solutions economically address a critical security threat by eliminating passwords for the primary network login and application access by replacing them with the stronger means of authentication—unique individual identifier, such as a fingerprint, iris pattern, voice pattern, or facial characteristic or token and smart card-based security.

•	Increased facility security. Our solutions help protect enterprise facilities by extending the use of biometrics and token credentials to physical access points.

•	Convenience and productivity. Biometric authentication allows users to be more productive by replacing their traditional text- based passwords with a unique individual identifier they cannot lose or forget.

•	Centralized management. Significant cost savings can be realized by combining the management of security infrastructure into a centralized system. Security systems based on proprietary technology require dedicated personnel, computer software and hardware, and redundant backup systems in order to perform adequately. Our Identity Assurance Management software solutions offer a centralized system to control and reduce risk from a broad range of security vulnerabilities. Since this system and its controls can be integrated within existing computer architecture at the operating system level, it allows companies to establish security without additional computer components and to substantially reduce administrative overhead required by disparate systems.

•	Compatibility with leading single sign-on systems and popular enterprise software applications. Our solutions are designed to interface with leading third-party single sign-on systems and software applications to provide the convenience and security of biometric authentication at the application and transaction level in addition to the primary network login.

•	ROI/Administrative cost savings. Our solutions can provide significant cost savings to existing network and operational infrastructure. For example, an IDC report estimates that the annual cost of password management is approximately $200 to $300 per user. Since our network security solutions can cost as little as $40 per user for a permanent license, customers can achieve a rapid return on investment by replacing passwords with biometrics.

•	Reduced loss of intellectual property. A 2005 report by the FBI indicates the average company loses $2.6 million in intellectual property (IP) per year due to unauthorized computer security breeches. By preventing password fraud and verifying the identity of individuals attempting to access files, applications, and data containing intellectual property, companies can reduce the loss of IP and maintain competitive advantages that their IP provides.

•	Reliable audit capabilities. Our solutions also provide the ability to track individual logins, logoffs, biometric enrollments, and other biometric related network events, which help to mitigate fraud and ensure compliance with government regulations.

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

Industry-Specific Value Proposition

Over the past several years, our strategy has been to assemble what we believed would be the necessary technological components to address the major security programs that were developing in the federal sector. Through internal development, acquisitions, and partnerships, we believe we have created a credentialing product suite well-suited to address these and other governmental initiatives. We then set out to establish key advisory or technology vendor positions on these programs, with the expectation that these programs could help define the security industry in both the public and private sectors.

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

During 2004, government credentialing programs such as US-VISIT, TWIC and Registered Traveler entered new and important phases in their evolution. DHS awarded the multi-billion dollar US-VISIT program to the Smart Border Alliance, which is a consortium of companies that bid on the project led by Accenture and which includes Saflink. The US-VISIT program focuses on revamping the nation’s border entry and exit systems through the use of credentialing solutions, including biometrics. The TWIC program, designed to improve security in and around air and sea ports through the use of biometrics credentials for transportation workers, entered a prototype or limited deployment phase at numerous ports around the country. Saflink credentialing solutions accounted for a significant portion of the technology deployment for this phase of the TWIC program, which was led by prime contractor, BearingPoint. The Registered Traveler program launched various pilot programs across the nation designed to assess the viability of using biometric credentials to increase the speed of security check-in processes at airports while also improving security. In late 2005, the TSA announced plans to facilitate a private industry led Registered Traveler opportunity and identified key milestones that would lead to a full-scale launch of the program in June of 2006. Saflink is leading a group of companies, collectively known as the Trusted Pass Alliance, to pursue sales opportunities generated by the Registered Traveler program. Current members of the alliance include Microsoft, Johnson Controls, Expedia, ID Tech Partners and an unnamed large commercial bank.

In August 2004, the White House issued Homeland Security Presidential Directive (HSPD) 12. HSPD 12 calls for a “standard” identification verification methodology capable of serving government agencies. In addition to serving the agencies, the identification verification system will also act as a reciprocal credential between agencies. The Computer Security Division of the National Institute of Standards and Technology (NIST)

initiated a Personal Identity Verification (PIV) project and released new Federal Information Processing Standards (FIPS) known as FIPS 201. FIPS 201 was issued on February 25, 2005, and is the basis for planning and implementation by agencies as called for in HSPD 12. Among other details, HSPD 12 and the FIPS 201 documents call for standards for creating a government credential, in the form of a PIV smart card containing biometric and other security data, that will provide appropriate assurance of the identity of the government employee or contractor when accessing government controlled facilities and information systems. The Office of Management and Budget (OMB) has issued an implementation policy directive for HSPD 12 (OMB M-05-24) that requires all Federal agencies and departments to begin issuing PIV cards by October 27, 2006, to new employees and complete issuance to all existing employees and contractors by October 27, 2007. It is expected that over six million employees and contractors of federal civilian agencies and the Department of Defense will be issued the new PIV cards.

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

Manufacturing

In the pharmaceutical manufacturing business, FDA regulations (21 CFR Part 11) dictate that individuals who are completing electronic forms relating to the various steps in researching, testing, or manufacturing an FDA regulated product must record their identity through a digital signature for any specific action. On the manufacturing floor, employees may have to authenticate as many as 300 times each shift. Not only is this cumbersome, but it takes time and can be subject to error. Our system also helps to prevent loss of intellectual property, which is a severe problem in manufacturing environments. A study by the American Society for Industrial Security (ASIS) estimates that the average manufacturing company loses $50 million in intellectual property per year due to theft. Since the utilization of biometrics can save time and provide audit trails and proof of identity, we believe our value proposition here is very compelling.

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

Computer Access Products

Our enterprise products that are designed to operate in the computer network environment of large organizations include:

•	EntryPoint is the latest member in the family of Saflink solutions designed to protect intellectual property, secure information assets and eliminate password issues with Windows® workstations in a small to medium sized business environment. The product was launched in late 2005 and is the first Saflink product to utilize a standalone security server, or appliance, in combination with client software. The Intel-based EntryPoint Appliance is available in various user solution bundles. End users insert standard or biometrically-protected USB tokens into their workstations or laptops to logon, which eliminates the need for password entry. One of EntryPoint’s key features is the ease of deployment and maintenance. Minimizing an administrator’s time investment reduces installation and maintenance costs significantly, providing a rapid cost justification for the solution. Ease of deployment is made possible through tight integration with Microsoft’s Active Directory™. An administrator typically can install the EntryPoint Appliance in less than 60 minutes. In addition, instead of requiring the network administrator to set up and manage the USB tokens, end users can do it themselves.

•

SAFsolution Enterprise Edition (SAFsolution) is a biometric, smart card and public key infrastructure (PKI) security solution that enables users to log on to their Windows® workstations and enterprise network domains based on Microsoft’s Active Directory™ and Windows 2000/2003 Server. Designed and tested for enterprise-level deployments, SAFsolution tightly integrates with Microsoft Active Directory to allow administrators to secure network and workstation access. SAFsolution works with a wide variety of biometric hardware devices, including fingerprint, voice, iris, and facial recognition devices to provide maximum flexibility for enterprise environments. SAFsolution also supports PKI-based smart cards as a second factor of authentication for those environments requiring the highest levels of access security. In situations where user detection and presence is required, SAFsolution integrates with radio frequency (RF) cards. This allows the software to automatically secure the workstation when the authenticated user leaves the area of the computer. SAFsolution fully leverages the Active Directory management infrastructure to provide advanced features for centralized policy management and event auditing as well as flexible biometric enrollment options necessary for large-scale deployments. SSO products provide fast and convenient connection to applications on a network by supplying a user’s password automatically from an encrypted file. We provide the initial user access to the SSO software product through a secure biometric verification of the user for enhanced security. SAFsolution also includes a feature that enables employees on a company network to share account privileges for specific work-related reasons, e.g., a senior executive who wishes a trusted assistant to enter and manage the executive’s personal email account. This patent-pending feature allows an administrator to delegate the logon rights of employees to authorized assistants or co-workers through SAFsolution’s security control interface. The delegate then uses his or her own biometric identification to access the other person’s account. To help provide accountability, all delegate logons are automatically audited and logged for later review by security administrators. With this feature, identity sharing can be controlled, audited and managed effectively.

•	SAFmodule for NMAS (SAFmodule) is a companion product to Novell Corporation’s Novell Modular Authentication Service™ (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule implements multiple biometrics and java based smart cards to replace passwords for enterprise users that are accessing Novell’s e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell’s administrative tools to assist the administrator in managing the biometric and smart card properties of a user and includes the ability to share account privileges between users under administrator control. SAFmodule also contains flexible enrollment options that are necessary for large scale deployments. Communication between the individual employee’s computer and the Novell server is secure and encrypted, and all biometric data is stored and encrypted in Novell’s Secret Store. SAFmodule has also been qualified for use with SSO products provided by Novell, Healthcast and Passlogix.

•	SAFaccess for eTrust SSO (SAFaccess) is a companion product to Computer Associates’ eTrust SSO security product. SAFaccess provides a secure and positive biometric verification of a user’s identity when he or she uses Computer Associates’ SSO product. SAFaccess extends the standard administrative tools provided by Computer Associates to manage the initial enrollment and storage of biometric information on the SAFserver SQL database. SAFaccess also supports the combination of biometric authentication and tokens such as proximity cards.

•	SAFauthenticator SDK is a product that enables programmers to add Saflink biometric authentication framework to any enterprise application for a more secure infrastructure. SAFauthenticator SDK is used in conjunction with Saflink enterprise domain security products: SAFsolution® for Windows® Active Directory® or SAFmodule™ for Novell® eDirectory®.

•	SAFremote Authenticator™ enables strong authentication over remote and terminal sessions so that Citrix® MetaFrame®, Windows® Terminal Services, and Windows® XP Remote Desktop users and enterprise administrators enjoy the same high degree of security and convenience previously available to only locally secured authentication workstations.

•	SAFsolution Windows Workstation Edition (SAFsolution Workstation) provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution Workstation stores the user’s biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution Workstation also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. It is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. SAFsolution Workstation also provides a direct upgrade path to the enterprise version of SAFsolution that is fully integrated with Microsoft’s Active Directory Service and Microsoft Management Console for central storage and management of biometric credentials. SAFsolution Workstation has also been qualified to directly interface with the Passlogix SSO product.

•	NetSign® CAC is a comprehensive smart card client and administrator package that provides enhanced network security and desktop protection for users of the Common Access Card (CAC). Used with a Common Access Card, NetSign CAC allows users to securely logon on to PCs, networks, and websites; digitally sign and encrypt email; and perform other related functions. NetSign CAC delivers increased strength and assurance by leveraging an individual’s digital credentials to improve network security and protect against unauthorized access to critical systems and applications.

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

•	The jForté™ smart card addresses the most demanding and critical security needs of an enterprise smart card deployment. The jForté smart card combines a high level of security and performance in an open, standards-based environment—ideally suited for card deployments requiring convenience, flexibility and assurance. Interoperability and card management are addressed through the use of Java Card™ technology, a GlobalPlatform architecture and adherence to the Government Smart Card Interoperability Specification (GSC-IS). A host of advanced post-issuance services and capabilities allows the jForté card to be upgraded locally and/or remotely, mitigating a traditional risk of large-scale smart card deployments.

Physical Access Product

•	SureAccess™ is an all-weather, smart card, biometric reader that reduces the threat of unauthorized access to critical facilities. With dynamic threat protection, the reader allows our customers to immediately strengthen access assurance requirements with multifactor authentication in response to changing threat levels. The SureAccess reader is the first in a family of products designed to meet the strict requirements of the National Institute of Standards and Technologies’ (NIST) Federal Information Processing Standard (FIPS) 201, also known as Personal Identity Verification (PIV) of federal employees and contractors. Designed for interoperability and remote administration, the SureAccess solution easily integrates with many existing physical access control systems and supports the technical specifications of the Transportation Security Administration’s (TSA) Transportation Worker Identification Credential (TWIC) program. SureAccess is based on the same Saflink contactless smart card and biometric reader technology previously deployed by the TSA as part of TWIC Phase III. Rated IP65 for dust and moisture resistance, the system is ideal for outdoor deployments in extreme conditions. SureAccess allows seaports, airports and other critical facilities to deploy a standardized credential that enables workers to use the same smart card to gain entry at multiple sites. The product, also being utilized by the State of Florida in a deepwater seaport security initiative, is designed for broad deployment in public settings for both indoor and outdoor use.

Marketing and Distribution

We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of government, healthcare, manufacturing, and financial services, primarily in North America. In late 2005, we began to focus on building a sales channel of Microsoft resellers, primarily focused on the small to medium sized business market. Our channel management staff trains and supports this indirect distribution channel partners, which resells our products primarily in North America.

We market our products to potential customers across a wide range of general business sectors primarily through:

•	Direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

•	Resellers who purchase our products directly from us and sell them to end-user customers in a specified geographic region; and

•	Strategic alliance partners, such as Johnson Controls, Microsoft, Healthcast, and Passlogix, which frequently introduce our products into their customer accounts that need biometric authentication features added to their respective product platforms.

Our relationships with resellers are formalized in written contracts addressing specific products to be sold, applicable discounts and the geographic territory within which our products can be sold. Our strategic alliances are generally with companies that have formal “partner” programs. These companies generally publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships can provide us with specific benefits such as:

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

With the exception of our new product, EntryPoint, our software products are typically priced on the basis of the number of users that have enrolled their biometric information into the central server database or directory or based upon the number of “seats” using our smart card middleware. As the number of users increases, the software license price per user generally decreases. Resellers purchase our products at a discount for resale at a price that provides an attractive gross margin for the reseller. EntryPoint is priced and sold in hardware and software bundles, which are also dependent upon the number of users enrolled with our solution. We believe that our pricing models are competitive and cost-effective for the end-user customer and are attractive to our resellers. Our physical access product is sold on a per unit, or physical access point, basis.

Computer Access Products

We intend to focus on promoting our enterprise network security products to take advantage of the growing awareness of the importance of protecting enterprise network infrastructures from unauthorized access. We have a team of business development and sales professionals who are located in various regions of the country. They focus their marketing efforts on high profile end-user customers. They also identify, recruit, train and support a network of resellers. Typically, these resellers are already selling enterprise network products that are based on Microsoft products, which our products are designed to complement. Our network of resellers often provides a range of additional services to their customers, including network component sales, network consulting, security consulting, systems installation, technical services and network management services.

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

Physical Access Product

We intend to offer our physical access solution primarily through our team of business development and sales professionals located in various regions of the country as well as a third-party channel organization. We believe many of our current customers or prospects for network security could also be potential users of our physical access products, creating cross-selling opportunities for our sales force and third-party resellers.

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

Competition

The markets for our products and solutions are characterized by rapid technological change. We expect competition to increase as other companies introduce products that are competitively priced, which may have increased performance or functionality or that incorporate technological advances that we have yet developed or implemented. Other companies that have developed software products that utilize biometric identification technology and are active in the United States include Digital Persona and Identix and smart card related capabilities such as Actividentity and SafeNet. Our strategy is to differentiate our products in the marketplace by offering products that:

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

Patents and Trademarks

We hold two issued software patents covering biometric software solutions which we believe cover certain components of our enterprise product offering. In addition, we hold five issued patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies that will promote or use our SAF-brand software products. We also hold nine issued patents covering methods for more secure, higher speed smart card, biometric, and reader systems which we believe can be utilized to enhance and create strategic relationships with smart card technology companies, computer manufacturers, and hand held computer companies that will promote or use our SAF-brand software and hardware products.

In addition, we have published and unpublished pending patent applications for our SAF-brand software, hardware, and systems. However, we cannot be sure that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

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

We license certain patents or other intellectual property (including biometric hardware or software products) from other companies. The competitive nature of our industry makes any patents and patent applications of our licensors important to us. However, we cannot be sure that any of the patent applications of these licensors will be granted, that patents previously granted will prove enforceable, or that any of these patents or patent applications will lead to any competitive advantage for us.

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

Employees

As of December 31, 2005, we had 122 full-time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

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

We have accumulated net losses of approximately $161.2 million from our inception through December 31, 2005. We have continued to accumulate losses after December 31, 2005, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of March 6, 2006, 88,908,229 shares of our common stock were outstanding. In addition, there were a total of 18,563,212 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and a convertible promissory note. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, 9,927,119 of which have exercise or conversion prices below the market price for our common stock of $0.89 as of March 6, 2006. Options to acquire 9,589,600 shares of our common stock were outstanding as of March 6, 2006, and our existing stock incentive plan had 1,731,228 shares available for future issuance as of that date.

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

If our common stock is delisted from the Nasdaq Capital Market, the sale price may suffer and you may not be able to sell your shares quickly at the market price or at all.

On December 16, 2005, we received a Nasdaq staff deficiency letter indicating that we are not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4). We received the letter because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days.

The deficiency letter also stated that, in accordance with Marketplace Rule 4310(c)(8)(D), we will be provided 180 calendar days, or until June 14, 2006, to regain compliance with the bid price requirement. We can regain compliance with the bid price requirement if, at any time before June 14, 2006, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we cannot demonstrate compliance by June 14, 2006, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, we will be provided an additional 180 calendar-day period to comply with the bid price requirement. If we are not eligible for this additional compliance period, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would postpone the effect of the delisting pending a hearing on the matter before the panel.

If our common stock is delisted from the Nasdaq Capital Market, it may trade on the over-the-counter market, which may be a less liquid market. In such case, your ability to trade, or obtain quotations of the market value of, shares of our common stock could be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. In addition, the delisting of our common stock from the Nasdaq Capital Market would significantly impair our ability to raise capital in the public markets in the future.

If the market for our products and services does not experience significant growth or if our biometric, token and smart card products do not achieve broad acceptance in this market, our ability to generate significant revenue in the future would be limited and our business would suffer.

A substantial portion of our product revenue and a portion of our service revenue are derived from the sale of biometric, token and smart card products and services. Biometric, token and smart card solutions have not gained widespread acceptance. It is difficult to predict the future growth rate of this market, if any, or the ultimate size of the biometric, token and smart card technology market. The expansion of the market for our products and services depends on a number of factors such as:

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

Because they own approximately 36% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates) beneficially own approximately 36% of our outstanding common stock as of March 6, 2006. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and a convertible promissory note representing the right to acquire an additional 2,700,629 shares of our common stock. If these stockholders exercised their options and warrants and converted the promissory note in full, they would own approximately 38% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

Any acquisition we make in the future could disrupt our business and harm our financial condition.

To date, most of our revenue growth has been created by acquisitions. In any future acquisitions or business combinations, we are subject to numerous risks and uncertainties, including:

•	dilution of our current stockholders’ percentage ownership as a result of the issuance of stock;

•	incurrence or assumption of debt;

•	assumption of unknown liabilities; or

•	incurrence of expenses related to the future impairment of goodwill and the amortization of other intangible assets.

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

Two customers accounted for 16% and 10% of our revenue for the twelve months ended December 31, 2005, while the same customer, who accounted for 10% of our revenue in 2005, accounted for 15% of our revenue for the twelve months ended December 31, 2004. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 84% and 72% of our revenue for the twelve months ended December 31, 2005, and 2004, respectively. Our sales to the U.S. government are subject to risks that include:

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

The markets where we offer our products and services are intensely competitive. As a result, we face significant competition from a number of sources. We may be unable to compete successfully because many of our competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than we have. In addition, there are several smaller and start-up companies with which we compete from time to time. We expect competition to increase as a result of consolidation in the information security technology industry.

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

As a result of the Litronic acquisition, many of our products are now based on PKI technology, which is the standard technology for securing Internet-based commerce and communications. The security afforded by this technology depends on the integrity of a user’s private key, which depends in part on the application of algorithms, or advanced mathematical factoring equations. The occurrence of any of the following could result in a decline in demand for our information security products:

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

Our financial and operating results have fluctuated in the past and our financial and operating results could fluctuate in the future from quarter to quarter for the following reasons:

•	reduced demand for our products and services;

•	price reductions, new competitors, or the introduction of enhanced products or services from new or existing competitors;

•	changes in the mix of products and services we or our distributors sell;

•	contract cancellations, delays or amendments by customers;

•	the lack of government demand for our products and services or the lack of government funds appropriated to purchase our products and services;

•	unforeseen legal expenses, including litigation costs;

•	expenses related to acquisitions;

•	impairments of goodwill and intangible assets;

•	other financial charges;

•	the lack of availability or increase in cost of key components and subassemblies; and

•	the inability to successfully manufacture in volume, and reduce the price of, certain of our products that may contain complex designs and components.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our current principal executive offices, consisting of approximately 15,350 square feet, in Bellevue, Washington, under a lease that expires in June 2006. On November 18, 2005, we entered into a lease agreement for 19,456 square feet of office space in Kirkland, Washington, which will become our new principal executive offices. The term of the new lease is May 1, 2006, through August 31, 2011. We also lease approximately 8,100 square feet of office space, under a lease expiring in March 2007, in Edmonton, Alberta, Canada. In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. In connection with our asset purchase on December 29, 2003, we assumed a lease from Information Systems Support, Inc., consisting of 4,484 square feet in Charleston, South Carolina, which expired in February 2006. On March 1, 2006, we signed a new one-year lease for the same property in Charleston, South Carolina, that will expire in February 2007.

In connection with our acquisition of SSP-Litronic on August 6, 2004, we assumed the leases for properties in Irvine, California and Reston, Virginia. In Irvine, we lease 20,702 square feet of office space that serves as the principal office for Litronic. This lease expires in February 2012 and the lessor is KRDS, Inc., an entity that is majority-owned by three employees of Litronic, one of whom is Kris Shah, the president of Litronic, and a member of our board of directors. In Reston, we lease 5,130 square feet of office space under a lease that expires in February 2009. We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices (current)	Bellevue, Washington	15,350	6/30/2006
Saflink executive offices (beginning May 1, 2006)	Kirkland, Washington	19,456	8/31/2011
Edmonton development office	Edmonton, Alberta, Canada	8,100	3/31/2007
Charleston development office	Charleston, South Carolina	4,484	2/25/2007
Saflink Reston sales office	Reston, Virginia	6,083	4/30/2009
Litronic headquarters	Irvine, California	20,702	2/29/2012
Litronic Reston sales office	Reston, Virginia	5,130	2/28/2009

Item 3.	Legal Proceedings

We completed our acquisition of SSP Solutions, Inc., dba SSP-Litronic, on August 6, 2004, following which SSP-Litronic became a wholly-owned subsidiary of Saflink and was renamed Litronic, Inc. Litronic had been named as a potentially responsible party, or PRP, along with many other PRPs, that contributed to groundwater and soil contamination at the Omega Chemical Superfund Site in Whittier, California. On September 24, 2004, Litronic executed a settlement with the EPA. The cost of the settlement is $108,000, which was reflected in the allocation of the purchase price to the acquired liabilities of Litronic. As of December 31, 2005, this amount was included in the balance of accrued liabilities and was paid in total in January 2006.

We are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the symbol “SFLK.” The following table sets forth the range of high and low close prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
Fiscal year ended December 31, 2004:
First Quarter	4.59	2.60
Second Quarter	3.72	2.06
Third Quarter	3.49	2.37
Fourth Quarter	2.97	2.27
Fiscal year ended December 31, 2005:
First Quarter	2.72	1.75
Second Quarter	2.25	1.55
Third Quarter	1.64	1.01
Fourth Quarter	1.22	0.75

As of March 6, 2006, there were 473 record holders of our common stock. This does not include the number of beneficial owners whose stock is in nominee or street name accounts through brokers. The last sale price of our common stock as reported on the Nasdaq Capital Market on March 6, 2006, was $0.89 per share.

On December 16, 2005, we received a Nasdaq staff deficiency letter indicating that we are not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4). We received the letter because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days. We can regain compliance with the bid price requirement if, at any time before June 14, 2006, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days.

If we cannot demonstrate compliance by June 14, 2006, Nasdaq will determine whether we meet the Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, we will be provided an additional 180 calendar-day period to comply with the bid price requirement. If we are not eligible for this additional compliance period, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would postpone the effect of the delisting pending a hearing on the matter before the panel.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Summary Operating Data
Revenue	$7,116	$6,398	$2,015	$2,006	$402
Net loss	(47,037)	(15,937)	(10,736)	(6,223)	(14,138)
Preferred stock dividend and accretion	—	—	—	4,731	1,485
Modification of warrants	59	2,167	—	—	—
Net loss attributable to common stockholders	(47,096)	(18,104)	(10,736)	(10,954)	(15,623)
Basic and diluted loss per common share	(0.56)	(0.36)	(0.42)	(0.73)	(3.47)
Weighted average number of common shares	84,125	50,125	25,505	14,919	4,499

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Summary Balance Sheet Data
Total assets	$114,102	$146,222	$12,848	$8,618	$625
Total liabilities	5,683	7,027	1,747	1,355	5,388
Working capital	11,770	19,261	6,711	7,064	(3,627)
Long-term debt, net of discounts	—	—	—	—	1,506
Stockholders’ equity (deficit)	108,419	139,195	11,101	7,263	(4,763)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below, and identified in Item 1A of this annual report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated.

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

Our financial focus continues to be the growth of our top-line revenue while maintaining acceptable gross margins. We believe that our products and services are best sold through a consultative sales approach that requires experienced enterprise sales personnel, either from our resellers or direct sales staff, to pursue and manage sales opportunities over several months, and possibly beyond a year in length. We believe our current headcount in the area of sales and marketing is sufficient for us to attain meaningful top-line revenue growth in the future.

The primary challenge for management is to convert a significant sales pipeline into revenue. We believe that we have been successful in building and managing a relatively large sales pipeline of opportunities. However, we have not been successful in converting this pipeline into significant revenue. Some of the primary challenges that can impact our success in this area include government appropriations, general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, and the relative immaturity of the biometrics market.

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

Litronic designs and develops innovative data and communication security solutions for both corporate and government institutions. Litronic also provides network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. The primary reason we made the acquisition of SSP-Litronic was to help broaden our customer base and enable us to offer an integrated smart card plus biometric solution to the government and commercial sectors.

On December 29, 2003, we acquired certain assets and rights used in connection with the digital identity and biometric-enhanced physical access security business of Information Systems Support, Inc. and Biometric Solutions Group, Inc. (BSG). The primary reason we made the purchase was to expand our market by entering the physical access market and to combine the physical access product into our existing logical access product. We paid approximately $3.9 million, which consisted of $500,000 in cash and 1,122,855 shares of our common stock. We acquired certain intellectual property, tangible assets and inventory in the transaction. We did not assume any liabilities on behalf of BSG as part of this acquisition, other than to accept assignment of a facilities lease for the offices of BSG in Charleston, South Carolina.

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

Revenue Recognition

We derive revenue from license fees for software products, selling our manufactured hardware, reselling third party hardware and software applications, and fees for services related to these software and hardware products, including maintenance services, installation and integration consulting services. We must exercise judgment and use estimates to determine the amount of revenue to be recognized each period.

We recognize revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids. We recognize revenue from software arrangements by making a determination of the fair value of each element based on objective evidence that is specific to the vendor, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

We recognize revenue from biometric software and data security license fees upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Our judgment in determining the collectibility of amounts due from our customers impacts the timing of revenue recognition. Credit worthiness and collectibility are assessed, and when a customer is not deemed credit worthy, revenue is recognized when payment is received. We also assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and use estimates and judgments in determining if the fees associated with a license arrangement are fixed or determinable. If customers receive pilot or test versions of products, we recognize revenue from these arrangements upon customer acceptance of permanent license rights. If our software is sold through a reseller, we recognize revenue when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. We recognize revenue from these separate maintenance support contracts ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

We recognize revenue from hardware that we manufacture generally upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. We also act as a reseller of third party hardware and software applications. Generally, we recognize such revenue upon shipment of the hardware or software application, unless contract terms call for a later date, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. We recognize support and upgrade revenue ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product or if the services are under a fixed-fee contract, we recognize the revenue in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

We recognize revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete usually measured using labor hour or labor cost inputs. We believe that these input measures more accurately reflect our progress on projects accounted for under SOP 81-1, as opposed to output measures, which are generally difficult to establish for the projects in which we are engaged. We periodically review cost estimates on percentage-of-completion contracts and record adjustments in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, hardware, maintenance and professional services revenue to be recognized each period. Our revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

We use our judgment when we apply the impairment rules to determine when an impairment test of our goodwill and intangible assets is necessary. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We have applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

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

We also assess the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors exist that might cause impairment to the carrying value. We compare the fair value of the intangible asset, which is determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset. If we were to determine that the fair value of an intangible asset was less than its carrying value, based upon the discounted cash flow valuation, we would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset. Changes to the assumptions we use to determine when an impairment test in necessary could result in an impairment charge in future periods.

Impairment of Long-Lived Assets

We use our judgment when we apply the impairment rules to determine when an impairment test of long-lived assets is necessary. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS No. 144), we review long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, we would recognize an impairment charge in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We have significant purchased intangible assets subject to amortization on its balance sheet related to developed technology. These intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using our own historical experience, as well as analyzing other companies in the same or related industries. Factors we used to determine appropriate estimates of useful lives include, but are not limited to, the expected use of the assets, any legal regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates have a significant effect on our financial statements. Changes to these estimates could significantly affect the asset values on our balance sheet and the amount of amortization that is recognized in our statement of operations.

Stock-Based Compensation

We make estimates and use our judgment in determining the value of stock-based compensation. We applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for our employee stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” and FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, we elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123, as amended. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our common stock, and expected dividends. Significant changes in these assumptions for future awards could materially impact stock-based compensation expense and our results of operations. In addition, we also use our judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

We accounted for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Valuation of Outstanding Warrants

We make estimates and use our judgment in determining the value of outstanding warrants. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), we classified certain warrants to purchase shares of our common stock as a liability because they contain characteristics of debt. We value the outstanding warrants using a Black-Scholes model and use estimates for an expected dividend yield, a risk-free interest rate, and price volatility of our common stock. Each interim period and year-end, as long as the warrants are outstanding and contain characteristics of debt, the warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in our statement of operations. Significant changes in the assumptions we use to value the outstanding warrants could materially impact our results of operations.

Results of Operating Activities

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. We may not be able to successfully address these risks and difficulties.

We review financial information on a consolidated basis and, therefore, have operated as a single segment for all periods discussed.

We incurred a net loss attributable to common stockholders of $47.1 million for the year ended December 31, 2005, as compared to a net loss attributable to common stockholders of $18.1 million for the year ended December 31, 2004. The net loss for 2005 included an impairment loss on goodwill and intangible assets of $19.3 million and $1.5 million, respectively. Also included in the 2005 results was a $455,000 charge related to the modification of our outstanding convertible note that was accounted for and recorded as a debt extinguishment. Excluding this debt extinguishment charge and impairment losses on goodwill and intangible assets, the net loss attributable to common stockholders for the year ended December 31, 2005, was $25.8 million. The increased net loss during 2005 when compared to 2004 was primarily due to increased headcount and our assumption of leases for two additional facilities related to the Litronic acquisition.

The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2005 and 2004, and between fiscal years 2004 and 2003, and should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Revenue and Cost of Revenue

Revenue of $7.1 million for the year ended December 31, 2005, increased 11% compared to revenue of $6.4 million for the year ended December 31, 2004. Revenue of $4.9 million came from product sales and $2.2 million from services during 2005. Product revenue increased 8%, or $349,000, in 2005, when compared to 2004, while service revenue increased 20%, or $369,000.

Product revenue consists of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. During 2005, software license revenue increased by $25,000, hardware revenue increased by $1.4 million and revenue related to third party products decreased by $1.1 million. The increase in hardware revenue was primarily due to having a full twelve months of Litronic reader sales during 2005 as compared to only five months of combined operations in 2004. Third party product revenue decreased in 2005, primarily due to increased availability and lower prices for biometric fingerprint readers, which increased competition for sales of these products.

Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. The service revenue increase in 2005, when compared to 2004, was primarily related to work performed on several government projects, primarily as a subcontractor to larger system integrators.

During 2005, Lockheed Martin Corporation accounted for 16% of our revenue, which was primarily earned as a subcontractor to Lockheed Martin on two completed government projects, and BearingPoint, Inc. accounted for 10% of our 2005 revenue, which was related to another completed government project. Sales to the government accounted for 84% and 72% of our revenue in 2005 and 2004, respectively.

Product cost of revenue consists of software packaging and materials, the cost of our manufactured hardware and the cost of third party hardware and software applications. Service cost of revenue consists of labor and services related to government and commercial projects and software maintenance and support. Amortization of intangible assets is related to the acquisition of patents, developed technology and customer relationships from previous business combinations. Our total cost of revenue increased 38% to $6.3 million in 2005 from $4.6 million in 2004. This increase was directly related to the $1.5 million increase in amortization of intangible assets related to the Litronic acquisition. Gross margin percentage, excluding the effect of amortization of intangible assets, increased slightly in 2005 to 49%, when compared to the gross margin of 48% for 2004.

During 2005, software license cost of revenue decreased by $10,000, hardware cost of revenue increased by $825,000, and cost of revenue related to third party products decreased by $828,000, while service cost of revenue increased by $271,000. The increase in hardware cost of revenue is directly related to the increase in hardware revenue during 2005. Gross margin on hardware revenue decreased to 55% in 2005 from 64% in 2004, and was primarily related to increased obsolescence expense related to inventory that was acquired during the asset purchase from BSG in December 2003. The decrease in cost of revenue for third party products in 2005 was directly attributable to the decrease in third party product revenue during the same period. Gross margins for software, third party products and service remained relatively constant in 2005 when compared to gross margins for 2004.

Operating Expenses

Operating expenses increased 146% to $48.4 million in 2005 from $19.7 million in 2004. Operating expenses for 2005 included an impairment loss on goodwill and intangible assets of $19.3 million and $1.5 million, respectively. Excluding these impairment losses, the increase in operating expenses was primarily due to our assumption of leases for two new facilities and our addition of approximately 80 new employees at the time of the Litronic acquisition.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2004 to 2005:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$3,768	66
Sales and marketing	1,675	23
General and administrative	1,936	34
Impairment loss on goodwill	19,300	N/A
Impairment loss on intangible assets	1,500	N/A
Stock-based compensation	541	63

	$28,720	146

Product Development

Product development expenses consist primarily of salaries, benefits, allocated occupancy costs, supplies and equipment for software developers and architects, hardware engineers, program managers and quality assurance personnel, as well as outsourced software development costs and legal administration fees associated with our intellectual property portfolio. Product development expenses increased 66% to $9.4 million in 2005 from $5.7 million in 2004. The increase in product development costs was primarily due to increased compensation and related benefits of $3.1 million and increased occupancy costs of $479,000, both of which were primarily due to having a full twelve months of Litronic operations during 2005 as compared to only five months of combined operations in 2004. Legal and professional services increased $379,000 in 2005, which was related to the outsourcing of some software development to a third party. These increases were offset by a $135,000 decrease in other expenses which was primarily related to a decrease in research and development materials and equipment purchased during 2005 as we focused our efforts on software development.

During 2005, our product development headcount decreased by a net 20 employees primarily due to company reductions and general attrition. As of December 31, 2005, we had 68 employees in product development.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show, advertising and promotional expenses, allocated occupancy costs, supplies, and travel and entertainment costs. Sales and marketing expenses increased 23% to $9.1 million in 2005 from $7.4 million in 2004. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.3 million and occupancy expenses of $161,000, both of which were primarily due to having a full twelve months of Litronic operations during 2005 as compared to only five months of combined operations in 2004. Legal and professional services increased $333,000 during 2005, primarily driven by consulting related to our government sales and marketing efforts. Advertising and promotion decreased by $117,000 in 2005, primarily due to a reduction in the number of tradeshows in which we presented our products and solutions during 2005.

During 2005, our sales and marketing headcount decreased by 23 employees primarily due to company reductions and general attrition. As of December 31, 2005, we had 33 employees in sales and marketing.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, allocated occupancy costs and supplies for our executive, finance, legal, human resource, information technology and administrative personnel, as well as professional services fees, including legal counsel, consulting work for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, investor relations services and tax and audit fees. General and administrative expenses increased 34% to $7.7 million in 2005 from $5.7 million in 2004. The increase in general and administrative costs was primarily driven by a $1.2 million increase in legal and professional service fees during 2005 when compared to 2004. This increase was primarily driven by expenses related to consulting work for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the Section 404 requirements, our audit fees also increased substantially during 2005. In addition, legal fees related to general corporate activities and the enforcement of our intellectual property rights also increased during 2005, as well as fees paid to members of our board of directors for their services. Also adding to the overall increase in general and administrative expense was an increase in compensation and related benefits of $199,000, an increase in depreciation expense of $140,000 and an increase in other expenses of $296,000, all of which resulted from more resources required to support the larger combined company after the Litronic acquisition. The increase in other expense was primarily due to increased corporate taxes and insurance premiums for the combined company.

During 2005, our general and administrative headcount decreased by three employees. As of December 31, 2005, we had 21 employees in general and administrative departments.

Impairment Loss on Goodwill

We test goodwill as of November 30 annually. However, we concluded that the price of our common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under SFAS No. 142 and accordingly, we performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the preliminary results of the impairment test, we recorded a goodwill impairment charge of $19.3 million at September 30, 2005, since the carrying amount of Saflink was greater than its fair value and the carrying value of our goodwill exceeded the implied fair value of that goodwill. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates we use to manage the business. We finalized the test of goodwill as of September 30, 2005, and determined that no further adjustment to the goodwill impairment charge was necessary. We also performed our annual goodwill impairment test as of November 30, 2005, and concluded that there was no further impairment to goodwill as of that date.

Impairment Loss on Intangible Assets

In February 2005, we decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. We estimated the fair value of these two tradenames to be zero, and as such, recorded a

$900,000 impairment loss on intangible assets during the first quarter of 2005. Related to the impairment charge for tradenames during the first quarter, we recorded a $324,000 non-cash tax benefit. In October 2005, in connection with the preliminary impairment results under SFAS No. 142, we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 at September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the three months ended September 30, 2005. Related to this impairment loss on the intangible asset tradenames, we recorded a $216,000 non-cash tax benefit. Upon final results of the impairment test as of September 30, 2005, we determined that no further adjustment to the tradenames impairment charge was necessary. Tradenames have no basis for tax purposes, but do have a book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. Due to our decision to discontinue use of two tradenames and the impairment charges which reduced the carrying value of tradenames from $1.6 million to $100,000, the deferred tax liability related to tradenames was also reduced by $540,000 during the twelve months ended December 31, 2005.

Stock-based Compensation

Stock-based compensation is either amortized over the vesting periods of the equity instrument or expensed as incurred if no future vesting exists. Stock based compensation for 2005 was primarily related to the issuance of restricted common stock grants to certain executives in June and August 2004, the issuance of options to purchase shares of common stock to employees at an exercise price less than fair market value, the issuance of options to purchase shares of common stock to third parties for services, modifications to outstanding option agreements, and the assumption of options to purchase common stock in connection with the Litronic acquisition. Stock based compensation expense was $1.4 million and $859,000, for 2005 and 2004, respectively. For 2005 and 2004, $1.3 million and $795,000, respectively, in stock-based compensation was related to employees and classified as compensation and related benefits.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2005 over 2004 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$5,090	44
Legal and professional services	1,904	73
Travel and entertainment	(43)	(5)
Advertising and promotion	(118)	(13)
Occupancy, telephone and internet	668	45
Depreciation	219	69
Amortization	58	60
Impairment loss on goodwill	19,300	N/A
Impairment loss on intangible assets	1,500	N/A
Other	142	8

	$28,720	146

Interest Expense

Interest expense for 2005 and 2004, was $138,000 and $59,000, respectively. Interest expense during 2005 and 2004 consisted of interest accrued from the financing of certain insurance policies over a nine month period and interest expense related to the convertible notes assumed in the Litronic acquisition. We had one convertible note outstanding with a related party as of December 31, 2005, with a face value of $1,250,000, an annual interest rate of 10% and a maturity date of December 31, 2006.

Other Income, Net

Other income, net for 2005 and 2004, was $450,000 and $204,000, respectively. Other income primarily consisted of interest earned on money market balances. The increase was due to increased average cash balances and higher interest rates yields during 2005 as compared to 2004.

Debt Extinguishment Loss on Convertible Note to Related Party

On December 31, 2005, we amended the convertible note, dated November 19, 2003, held by Richard P. Kiphart, the Co-Chairman and Lead Independent Director of our board of directors. Under the terms of the note, the unpaid principal and any unpaid and accrued interest were due and payable by us on December 31, 2005. The amendment revised the maturity date of the note such that the unpaid principal and any unpaid and accrued interest are due and payable by us on the earlier of (i) December 31, 2006, and (ii) upon demand on or after the date of the closing of any strategic or financing transaction that generates at least $20,000,000 of additional working capital for us. In addition, the amendment revised the conversion rate at which, under certain circumstances, the unpaid principal and any unpaid and accrued interest under the promissory note convert into shares of our common stock from $1.67 to $0.71. We applied the guidance of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and determined that the change in fair value of the conversion rate resulted in a substantial change in the terms of the convertible note and therefore determined that a debt extinguishment had occurred. The fair value of this modification was determined by using a Black-Scholes model immediately before and after the modification, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4.4%, volatility of 69%, and an estimated life of one year after the modification, the remaining contractual life of the convertible note and no estimated life prior to the modification. The fair value of the common stock used in the calculation was $0.79, the last sale price of our common stock as reported on the Nasdaq Capital Market on December 30, 2005. We estimated the fair value of the modification to be $455,000 and we recorded it as a debt extinguishment loss. This charge increased loss before income taxes.

Change in Fair Value of Outstanding Warrants

Change in fair value of outstanding warrants for 2005 resulted in a net gain of $172,000. The Litronic acquisition triggered certain redemption provisions in connection with our Series A warrants. We estimated the cash redemption value to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the acquisition, and it is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the Litronic acquisition, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. For each interim period and year-end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants. However, at June 30, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and we consequently valued the warrants at the $765,000 cash redemption value, as was the case as of September 30, 2005 and December 31, 2005. The $172,000 gain for the twelve months ended December 31, 2005, represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $765,000 as of December 31, 2005.

Change in fair value of outstanding warrants for 2004 resulted in a net gain of $1.8 million. The change in fair value of outstanding warrants was related to the redemption provisions in connection with our Series A warrants as well as warrants issued in connection with our February 2004 financing. The majority of the non-cash gain is related to warrants issued in connection with the February 2004 financing. Per the original registration rights agreement, if we did not meet certain criteria, we may have been required to pay liquidated damages to each stockholder until the applicable event was cured. On September 28, 2004, we amended the registration rights agreement to substitute our cash obligation to remedy any conditions that were not met, with shares of common stock instead. The gain of $1.8 million represents the change in fair value between the initial grant date, February 26, 2004, and the day the registration rights agreement was amended, September 28, 2004. The fair value of the outstanding warrants as of September 28, 2004, was reclassified to equity as the registration rights amendment eliminated the debt characteristics of these warrants.

Income Tax Provision

We recorded an income tax benefit of $488,000 for 2005 compared to an income tax expense of $52,000 for 2004. During the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames and in September 2005, we recorded a $216,000 non-cash tax benefit also related to the impairment of tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance.

For both 2005 and 2004, we recorded $52,000 in income tax expense that represents the income tax effect of goodwill amortization created by the BSG acquisition in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Revenue and Cost of Revenue

Revenue of $6.4 million for the year ended December 31, 2004, increased 218% compared to revenue of $2.0 million for the year ended December 31, 2003. Revenue of $4.6 million came from product sales and $1.8 million from services during 2004. Product revenue increased 482%, or $3.8 million, in 2004, while service revenue increased by 48%, or $590,000. Product revenue consists of license fees for software products, sales of our manufactured hardware and the reselling of third party hardware and software applications. The increase in product revenue was primarily due to the additional hardware and software revenue contributed by Litronic, after the Litronic acquisition. During 2004, software license revenue increased by $201,000, while the sales of our own hardware and third party hardware increased by $3.1 million, the majority of which can be attributed to Litronic. Also, included in product revenue is the sale of third party software applications, which was $451,000 in 2004, compared to no sales in 2003. The service revenue increase of $590,000 in 2004 over 2003 was primarily related to work performed on several government projects, either directly through the government or as a subcontractor to a systems integrator, as well as the completion of our development project in the manufacturing automation vertical market. During 2004, one customer—BearingPoint, Inc.—accounted for 15% of our revenue, which was earned as a subcontractor to them on two government projects. Sales to the government accounted for 72% of revenue in 2004.

Cost of revenue consisted of software packaging and materials, the cost our manufactured hardware, the cost of third party hardware and software applications, the cost of labor and services related to projects and software maintenance, as well as the amortization of intangible assets. Our cost of revenue increased 487% to $4.6 million in 2004 from $778,000 in 2003. This increase was directly related to the 218% increase in revenue in 2004 over 2003, and can also be attributed to the addition of $1.2 million in amortization of intangible assets in connection with the BSG and Litronic acquisitions. Gross margin percentage, excluding the effect of the amortization of intangible assets, was also down in 2004 (48%), when compared to 2003 (61%), due to the higher mix of hardware revenue to software revenue during 2004. This change in product mix can also be attributed to the Litronic acquisition, since 81% of that subsidiary’s revenue was hardware, which garners a lower gross margin percentage than software.

Operating Expenses

Operating expenses increased 64% to $19.7 million in 2004 from $12.0 million in 2003. The increase was primarily due to the two business combinations consummated during December 2003 and August 2004, which added approximately 90 new employees and three new facility locations.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2003 to 2004:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$3,222	132
Sales and marketing	2,130	40
General and administrative	2,112	58
Stock-based compensation	179	26

	$7,643	64

Product Development

Product development expenses consist primarily of salaries, benefits, allocated rent expense, supplies and equipment for software developers and architects, hardware engineers, program managers and quality assurance personnel, as well as legal fees associated with our intellectual property. Product development expenses increased 132% to $5.7 million in 2004 from $2.4 million in 2003. The increase in product development costs was primarily due to increased compensation and related benefits of $2.1 million, increased occupancy expense of $435,000, increased general and other expenses of $307,000, and a and a net increase of $394,000 for all other categories. Product development headcount increased by a net 47 employees, or 115%, in 2004, which was the main cause of the 132% increase in 2004 product development expense when compared to 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade show and promotional expenses, allocated rent and supplies, and travel and entertainment costs. Sales and marketing expenses increased 40% to $7.4 million in 2004 from $5.3 million in 2003. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.6 million, occupancy expenses of $281,000, and a net increase in all other categories of $245, 000. This increase can primarily be attributed to the additional headcount and Reston, Virginia sales office that were added as a result of the Litronic acquisition. Sales and marketing headcount increased by 29 employees, or 107%, in 2004.

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, allocated rent and supplies, and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, and professional services fees, including legal counsel and audit fees. General and administrative expenses increased 58% to $5.7 million in 2004 from $3.6 million in 2003. The increase in general and administrative costs was primarily due to increases in personnel costs of $1.1 million, legal and professional services of $359,000, increased general and other expenses of $342,000 and increased depreciation of $75,000. These increases were also directly related to the Litronic acquisition, which added 12 employees, approximately doubling the size of the department in terms of headcount.

Stock-based Compensation

Deferred stock-based compensation is amortized over the vesting periods of the equity instrument. Stock based compensation for 2004 is primarily related to the issuance of restricted common stock grants to certain executives in June and August 2004, the issuance of options to purchase shares of common stock to employees at an exercise price less than fair market value, and the assumption of options to purchase common stock in connection with the Litronic acquisition. Stock based compensation expense was $859,000 and $680,000, for the twelve months ended December 31, 2004, and 2003, respectively. For 2004, $795,000 in stock-based compensation was related to employees and classified as compensation and related benefits, while $65,000 was related to the amendment of stock options held by third party consultants which has been classified in legal and professional services. During 2003, all stock-based compensation expense related to the issuance of options and warrants to third party consultants and was amortized over the consultant’s period of performance. In 2003, the $680,000 in stock-based compensation expense was classified as legal and professional service.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2004 over 2003 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$5,629	96
Legal and professional services	(8)	(0)
Travel and entertainment	232	32
Advertising and promotion	(32)	(3)
Occupancy, telephone and internet	782	113
Depreciation	106	51
Amortization	97	N/A
Other	837	85

	$7,643	64

Interest Expense

Interest expense for the twelve months ended December 31, 2004, and 2003, was $59,000 and $14,000, respectively. Interest expense during 2004 and 2003 consisted of interest accrued from the financing of certain insurance policies over a nine month period and, as of the Litronic acquisition, included interest expense related to the convertible notes assumed in that acquisition.

Other Income, Net

Other income, net for the twelve months ended December 31, 2004, and 2003, was $204,000 and $65,000, respectively. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase was due to increased cash balances during 2004 when compared to 2003.

Income Tax Provision

We recorded a non-cash income tax provision of $52,000 for the twelve months ended December 31, 2004. This charge is required because we have a deferred tax liability related to goodwill associated with our BSG acquisition, which is being amortized for tax purposes, but not for book purposes. As the goodwill has an indeterminable life, we cannot reasonably estimate the amount, if any, of deferred tax liabilities related to BSG goodwill which will reverse during the net operating loss carry forward period, and thus offset deferred tax assets. Accordingly, we increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to BSG goodwill increases due to continued amortization of goodwill for tax purposes.

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

In addition, our Litronic acquisition triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the acquisition, and is fixed as long as the warrants are outstanding or until expiration in June 2006.

On the date of the Litronic acquisition, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. Each interim period and year-end until the warrants expire in June 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants.

Liquidity and Capital Resources

Since inception, we have been unable to generate net income from operations. We have accumulated net losses of approximately $161.2 million from our inception through December 31, 2005, and we have continued to accumulate net losses since December 31, 2005. Historically, we have funded our operations primarily through the issuance of equity securities to investors. We financed our operations during fiscal 2005 primarily from existing working capital at December 31, 2004, $13.9 million in net proceeds from our private placement financing in June 2005, and net proceeds of $466,000 from stock option exercises. As of December 31, 2005, our principal source of liquidity was $11.8 million of working capital, as compared to working capital of $19.3 million as of December 31, 2004. We had cash and cash equivalents of $15.2 million as of December 31, 2005, as compared to $22.2 million as of December 31, 2004. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank.

We used cash of $20.9 million for operating activities in 2005, which was $3.2 million more than the amount used in operations during 2004. The increase in the use of cash was primarily due to increased headcount and occupancy expense related to the Litronic acquisition. Net cash used in investing activities was $506,000 in 2005, which consisted of $510,000 used for purchases of equipment, furniture and leasehold improvements, which was offset by $4,000 in proceeds from the sale of equipment. This is compared to cash provided by investing activities of $12.5 million in 2004, which consisted of cash acquired in the Litronic acquisition of $13.5 million, net of transaction costs, $252,000 in transaction costs paid related to the BSG acquisition, and $730,000 used for purchases of equipment, furniture and leasehold improvements. Net cash provided by financing activities decreased to $14.4 million in 2005, compared to $20.3 million in 2004. In June 2005, we raised $13.9 million in net proceeds from a private placement financing and we also received $466,000 in proceeds from stock option exercises during 2005. In February 2004, we raised $8.5 million in net proceeds through a private placement financing. In July 2004, through a warrant modification and subsequent exercises, we raised $10.8 million in net proceeds, and throughout the year we received $929,000 in proceeds from the exercise of stock options.

As a result of the capital raised during 2005, we believe that we have sufficient funds to continue our operations at current levels through September 30, 2006. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond September 30, 2006, we expect that we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain the necessary additional financing, we would be required to reduce the scope of our operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs. We believe that if we reduce the scope of our operations, we have the current working capital resources and the means to continue as a going concern for at least the next twelve months.

We currently occupy our headquarters in Bellevue, Washington under a lease that expires in June 2006. On November 18, 2005, we entered into a lease agreement for 19,456 square feet of office space in Kirkland, Washington, which will become our new principal executive offices. We are required to pay taxes, insurance, and maintenance as well as monthly rental payments. The term of the new lease is May 1, 2006, through August 31, 2011. In addition, we lease office space in Edmonton, Alberta, Canada for our product development team that expires in March 2007. Further, we lease office space for our government sales team and professional services personnel in Reston, Virginia, which expires in April 2009. In connection with the BSG acquisition in December 2003, we assumed a lease for our development group in Charleston, South Carolina, that expires in February 2007. And lastly, in connection with the Litronic acquisition, we assumed the leases of two properties in Irvine, California and Reston, Virginia, which expire in February 2012 and February 2009, respectively. The lessor for the Irvine, California property is KRDS, Inc., an entity that is majority-owned by three employees of our subsidiary Litronic, Inc., one of whom is Kris Shah, the president of Litronic, Inc. and a member of our board of directors.

The following table reflects our contractual commitments for operating leases and our convertible promissory note principal and interest as of December 31, 2005 (in thousands):

	2006	2007 to 2008	2009 to 2010	Thereafter	Total
Operating leases	$1,145	2,104	1,748	884	$5,881
Convertible promissory note principal	1,250	—	—	—	1,250
Convertible promissory note interest	125	—	—	—	125

Total	$2,520	2,104	1,748	884	$7,256

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income.

We are required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption will have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to us and could materially change based on actual facts and circumstances arising during the year ending December 31, 2006.

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If in 2005 and 2004, the US dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $765,000 at December 31, 2005, which is the cash redemption value. As long as the warrants are outstanding, this value could fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of December 31, 2005, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been unaffected as the value of the warrants would not have been greater than the cash redemption value of $765,000.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. KPMG’s attestation report regarding the effectiveness of management’s assessment of internal controls over financial reporting is included herein.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Acceleration of Vesting of Outstanding Stock Options

On December 31, 2005, our board of directors approved the acceleration of vesting of all unvested options to purchase shares of our common stock that were held by employees as of December 31, 2005. Options to purchase 2,034,393 shares of our common stock were subject to this vesting acceleration. The accelerated options had a weighted average exercise price of $1.97 per share and all but 125,000 options had exercise prices greater than $0.79 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on December 30, 2005. The accelerated options include options held by our executive officers to purchase 918,637 shares of our common stock. Options granted to the Company’s non-employee directors as compensation for their service as members of the board of directors were excluded from the acceleration.

The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that we would have otherwise recognized in our consolidated statement of operations with respect to these options once the SFAS 123R became effective for reporting periods beginning in January 2006. As a result of the acceleration, we expect to avoid recognition of approximately $2.8 million of compensation expense over the course of the original vesting period of these options. Approximately $2.3 million of such compensation expense is expected to be avoided in 2006.

Repricing of Outstanding Stock Options

On December 31, 2005, our board of directors approved the amendment of all outstanding options to purchase shares of our common stock held by employees as of December 31, 2005, with an exercise price greater than $0.79 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on December 30, 2005. The amendment provides that, effective as of December 31, 2005, the exercise price of each such option shall be reduced to $0.79 per share. Options to purchase 6,614,860 shares of our common stock were subject to this amendment with a weighted average exercise price prior to the repricing of $2.22 per share. The repriced options included options held by our executive officers to purchase 2,691,127 shares of our common stock with a weighted average exercise price of $2.30 per share. Options granted to our non-employee directors as compensation for their service as members of the board of directors were excluded from the repricing.

The primary purpose of the stock option repricing was to restore the incentive afforded by options to purchase shares of our common stock to retain and motivate our employees whose contributions are important to its future success. Our board of directors believed that options with exercise prices significantly above the market value of our common stock are less likely to serve their intended purposes.

New Lease Agreement

On March 1, 2006, we entered into a new commercial lease agreement with the South Carolina Research Authority for the same 4,484 square feet of office space that we currently occupy in Charleston, South Carolina. This location serves as the primary offices for our development group located in Charleston. The term of the lease is February 26, 2006, through February 25, 2007. The base rent is $8,133 per month.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning our directors and officers is included in the definitive proxy statement for our 2006 annual meeting of stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is included in the definitive proxy statement for our 2006 annual meeting of stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2006 annual meeting of stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2006 annual meeting of stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2006 annual meeting of stockholders, which is incorporated herein by reference.

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

(b)	Exhibits

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

3.1	Restated Certificate of Incorporation of Saflink Corporation		10-K	3.1	000-20270	3/30/2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saflink Corporation		8-K	3.2	000-20270	8/13/2004

3.3	Second Amended and Restated Bylaws of Saflink Corporation		10-Q	3.1	000-20270	8/14/2003

3.4	Amendment to Bylaws of Saflink Corporation		10-Q	3.2	000-20270	11/15/2004

4.1	Registration Rights Agreement dated June 5, 2001, by and between Saflink Corporation and the Purchasers listed therein		10-K/A	10.7	000-20270	6/22/2001

4.2	Registration Rights Agreement dated June 28, 2002, by and between Saflink Corporation and the Purchasers listed therein		8-K	10.2	000-20270	7/1/2002

4.3	Registration Rights Agreement dated December 28, 2003, by and between Saflink Corporation and Biometric Solutions Group, Inc.		8-K	99.2	000-20270	12/31/2003

4.4	Registration Rights Agreement dated as of November 19, 2003, among SSP Solutions, Inc. and each investor named in Exhibit A thereto		8-K	10.4	000-26227	11/21/2003

4.5	Registration Rights Agreement dated as of February 26, 2004, by and among Saflink Corporation and the Purchasers listed therein		8-K	10.2	000-20270	3/2/2004

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

4.6	Registration Rights Agreement dated as of June 8, 2005, among Saflink Corporation and the Purchasers listed therein		8-K	10.2	000-20270	6/13/2005

4.7	Form of Series A Warrant		10-K/A	10.8	000-20270	6/22/2001

4.8	Form of Warrant		8-K	4.1	000-20270	7/1/2002

4.9	Amendment to Warrant of Saflink Corporation		8-K	99.1	000-20270	8/2/2004

4.10	Form of Series A-1 Warrant issued by SSP Solutions, Inc.		8-K	10.2	000-26227	11/21/2003

4.11	Form of Series A-2 Warrant issued by SSP Solutions, Inc.		8-K	10.3	000-26227	11/21/2003

4.12	Form of Secured Convertible Promissory Note dated November 19, 2003, made by SSP Solutions, Inc. in favor of Richard P. Kiphart		8-K	10.5	000-26227	11/21/2003

4.13	First Amendment to Secured Convertible Promissory Note, dated December 31, 2005, by and between Saflink Corporation and Richard P. Kiphart	X

10.1	Saflink Corporation 2000 Stock Incentive Plan, as amended*		DEF 14A		000-20270	8/31/2001

10.2	Form of Stock Option Agreement*		8-K	99.1	000-20270	9/7/2004

10.3	Form of Stock Purchase Agreement*		10-K	10.3	000-20270	3/31/2005

10.4	Form of Employment Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Walter G. Hamilton, Gregory C. Jensen, and Steven D. Rishel)*		10-Q	10.1	000-20270	5/15/2003

10.5	Form of Retention Agreement for executive officers (as executed by the following executive officers: Jon C. Engman, Walter G. Hamilton, Gregory C. Jensen, Steven D. Rishel, and Jeffrey J. Affuso)*		10-Q	10.2	000-20270	5/15/2003

10.6	Employment Agreement, Glenn L. Argenbright, as amended*		10-K	10.4	000-20270	3/30/2004

10.7	Employment Agreement, Robert L. Turbeville, Jr.*		10-K	10.5	000-20270	3/30/2004

10.8	Employment Agreement, Kris Shah*		10-Q	10.1	000-20270	11/15/2004

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.9	Employment Agreement, Jeffrey J. Affuso*		10-K	10.9	000-20270	3/31/2005

10.10	Summary of Saflink Corporation Non-employee Director Compensation*		10-K	10.10	000-20270	3/31/2005

10.11	Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and Saflink Corporation		10-K	10.6	000-20270	3/30/2004

10.12	Second Amendment to Office Lease Agreement dated March 14, 2003, by and between EOP-Northwest Properties, LLC and Saflink Corporation		10-K	10.7	000-20270	3/30/2004

10.13	Deed of Lease dated November 10, 2003, between VA Branches, LLC and Saflink Corporation		10-K	10.8	000-20270	3/30/2004

10.14	Modification Agreement dated July 27, 2001, between Saflink Corporation and the Purchasers listed therein		8-K	10.1	000-20270	8/20/2001

10.15	Saflink Corporation 2005 Employee Stock Purchase Plan*	X

10.16	Lease Agreement dated January 2, 2000, by and between Litronic, Inc. and KRDS, Inc.	X

10.17	Lease Agreement dated January 15, 2004, by and between SSP Solutions, Inc. and Executive II Limited Partnership	X

10.18	Lease Agreement dated November 21, 2005, by and between Saflink Corporation and Mastro Willows II, LLC	X

10.19	Lease Agreement dated March 1, 2006, by and between Saflink Corporation and South Carolina Research Authority	X

11	Statement re Computation of Per Share Earnings (see Note 2 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries		10-Q	21.1	000-20270	8/16/2004

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney (included in the signature page of this report)	X

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2006

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

Signature	Title	Date

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ JON C. ENGMAN Jon C. Engman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

/s/ FRANK J. CILLUFFO Frank J. Cilluffo	Director	March 16, 2006

/s/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 16, 2006

/s/ GORDON E. FORNELL Gordon E. Fornell	Director	March 16, 2006

/s/ ASA HUTCHINSON Asa Hutchinson	Director	March 16, 2006

/s/ TREVOR NEILSON Trevor Neilson	Director	March 16, 2006

/s/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 16, 2006

/s/ STEVEN M. OYER Steven M. Oyer	Director	March 16, 2006

/s/ KRIS SHAH Kris Shah	Director	March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saflink Corporation:

We have audited the accompanying consolidated balance sheets of Saflink Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saflink Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Seattle, Washington

March 16, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saflink Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, appearing under Item 9A, that Saflink Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Saflink Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Saflink Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saflink Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Seattle, Washington

March 16, 2006

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$15,217	$22,217
Trade accounts receivable, net of allowance for doubtful accounts of $55 and $27 as of December 31, 2005 and 2004, respectively	692	1,737
Inventory	563	672
Prepaid expenses	589	756
Other current assets	252	278

Total current assets	17,313	25,660
Furniture and equipment, net	1,018	1,153
Goodwill	75,923	95,223
Intangible assets, net	19,848	24,186

Total assets	$114,102	$146,222

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,204	$1,665
Accrued expenses	2,150	2,207
Convertible note payable to related party	1,250	1,250
Other current obligation	765	937
Deferred revenue	174	340

Total current liabilities	5,543	6,399
Deferred tax liability	140	628

Total liabilities	5,683	7,027

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value:
Authorized—200,000 and 500,000 shares as of December 31, 2005 and 2004, respectively
Issued—88,888 and 79,654 shares as of December 31, 2005 and 2004, respectively	889	797
Additional paid-in capital	269,256	254,328
Deferred stock-based compensation	(541)	(1,841)
Accumulated deficit	(161,185)	(114,089)

Total stockholders’ equity	108,419	139,195

Total liabilities and stockholders’ equity	$114,102	$146,222

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product (including sales to related party of $0 for 2005, $196 for 2004 and $0 for 2003)	$4,929	$4,580	$787
Service (including sales to related party of $0 for 2005, $35 for 2004 and $0 for 2003)	2,187	1,818	1,228

Total revenue	7,116	6,398	2,015
Cost of revenue:
Product	2,198	2,211	300
Service	1,402	1,131	478
Amortization of intangible assets	2,683	1,227	—

Total cost of revenue	6,283	4,569	778

Gross profit	833	1,829	1,237
Operating expenses:
Product development (excluding stock-based compensation of $39 for 2005, $53 for 2004 and $0 for 2003)	9,435	5,668	2,446
Sales and marketing (excluding stock-based compensation of $100 for 2005, $38 for 2004 and $182 for 2003)	9,089	7,413	5,283
General and administrative (excluding stock-based compensation of $1,261 for 2005, $768 for 2004 and $498 for 2003)	7,663	5,727	3,615
Impairment loss on goodwill	19,300	—	—
Impairment loss on intangible assets	1,500	—	—
Stock-based compensation	1,400	859	680

Total operating expenses	48,387	19,667	12,024

Operating loss	(47,554)	(17,838)	(10,787)
Interest expense	(138)	(59)	(14)
Other income, net	450	204	65
Debt extinguishment loss on convertible note to related party	(455)	—	—
Change in fair value of outstanding warrants	172	1,808	—

Loss before income taxes	(47,525)	(15,885)	(10,736)
Income tax provision	(488)	52	—

Net loss	(47,037)	(15,937)	(10,736)
Modification of warrants	59	2,167	—

Net loss attributable to common stockholders	$(47,096)	$(18,104)	$(10,736)

Basic and diluted net loss attributable to common stockholders per common share	$(0.56)	$(0.36)	$(0.42)
Weighted average number of common shares outstanding	84,125	50,125	25,505

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common stock		Preferred stock		Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	19,610	$196	24	$—	$92,316	$—	$(85,249)	$7,263
Net loss attributable to common stockholders	—	—	—	—	—	—	(10,736)	(10,736)
Issuance of common stock upon the exercise of warrants, net of issuance costs	5,059	50	—	—	9,875	—	—	9,925
Issuance of common stock upon exercise of stock options	1,219	12	—	—	1,494	—	—	1,506
Amortization of stock compensation	—	—	—	—	44	—	—	44
Conversion of Series E preferred stock	1,166	12	(9)	—	(12)	—	—	—
Issuance of common stock in business acquisition	1,123	11	—	—	3,088	—	—	3,099

Balance at December 31, 2003	28,177	281	15	—	106,805	—	(95,985)	11,101

Net loss attributable to common stockholders	—	—	—	—	—	—	(18,104)	(18,104)
Issuance of common stock and warrants, net of issuance costs	3,080	31	—	—	6,711	—	—	6,742
Issuance of restricted common stock and stock options to employees	802	8	—	—	2,444	(2,452)	—	—
Issuance of common stock upon the exercise of warrants, net of issuance costs	4,477	45	—	—	10,791	—	—	10,836
Issuance of common stock upon exercise of stock options	748	8	—	—	921	—	—	929
Modification of stock options and warrants	—	—	—	—	2,231	—	—	2,231
Reclassification of warrants from equity to liability	—	—	—	—	(937)	—	—	(937)
Amortization of deferred stock-based compensation	—	—	—	—	—	795	—	795
Conversion of Series E preferred stock	2,167	22	(15)	—	(22)	—	—	—
Conversion of note payable to common stock	66	1	—	—	109	—	—	110
Issuance of common stock and warrants and options assumed in business acquisition	40,137	401	—	—	124,042	—	—	124,443
Deferred stock-based compensation from business acquisition	—	—	—	—	—	(184)	—	(184)
Fair value of conversion feature of debt assumed in business acquisition	—	—	—	—	1,233	—	—	1,233

Balance at December 31, 2004	79,654	797	—	—	254,328	(1,841)	(114,089)	139,195

Net loss attributable to common stockholders	—	—	—	—	—	—	(47,096)	(47,096)
Issuance of common stock and warrants, net of issuance costs	8,824	88	—	—	13,852	—	—	13,940
Issuance of stock options to employees	—	—	—	—	45	—	—	45
Issuance of stock options to third parties	—	—	—	—	28	(12)	—	16
Issuance of common stock upon exercise of stock options	410	4	—	—	462	—	—	466
Modification of stock options and warrants	—	—	—	—	86	—	—	86
Amortization of deferred stock-based compensation	—	—	—	—	—	1,312	—	1,312
Debt extinguishment loss on convertible note to related party	—	—	—	—	455	—	—	455

Balance at December 31, 2005	88,888	$889	—	$—	$269,256	$(541)	$(161,185)	$108,419

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(47,037)	$(15,937)	$(10,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,400	859	680
Depreciation and amortization	3,374	1,646	210
Debt extinguishment loss on convertible note to related party	455	—	—
Loss on disposal of furniture and equipment	105	—	—
Impairment loss on intangible assets	1,500	—	—
Impairment loss on goodwill	19,300	—	—
Change in valuation of outstanding warrants	(172)	(1,808)	—
Deferred taxes	(488)	52	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	1,045	(115)	(467)
Inventory	109	46	(163)
Prepaid expenses and other current assets	193	(434)	(300)
Accounts payable	(461)	(864)	(323)
Accrued expenses	(57)	(1,353)	480
Deferred revenue	(166)	179	(17)

Net cash used in operating activities	(20,900)	(17,729)	(10,636)
Cash flows from investing activities:
Purchases of furniture and equipment	(510)	(730)	(633)
Cash acquired in business combination, net of transaction costs paid	—	13,262	(510)
Proceeds from the sale of furniture and equipment	4	—	—

Net cash provided by (used in) investing activities	(506)	12,532	(1,143)
Cash flows from financing activities:
Proceeds from exercises of stock options	466	929	1,506
Proceeds from warrant exercises and issuance of common stock and warrants, net of issuance costs	13,940	19,386	9,925

Net cash provided by financing activities	14,406	20,315	11,431

Net increase (decrease) in cash and cash equivalents	(7,000)	15,118	(348)
Cash and cash equivalents at beginning of period	22,217	7,099	7,447

Cash and cash equivalents at end of period	$15,217	$22,217	$7,099

Supplemental disclosure of cash flow information:
Cash paid for interest	157	67	—
Conversion of note payable to common stock	—	110	—
Conversion of Series E preferred stock	—	22	12
Cashless exercises of warrants	—	—	3
Warrants issued in connection with financing classified as a liability at issuance	—	4,070	—
Reclassification of warrants from liability to equity	—	(2,262)	—
Reclassification of warrants from equity to liability	—	937	—
Deferred compensation from grant of restricted common stock and options	—	2,452	—
Modification of outstanding equity instruments	59	2,167	—
Fair value of common stock issued and equity instruments assumed in business acquisition	—	124,443	3,099
Long-term debt assumed in business acquisition	—	1,360	—
Fair value of conversion feature of debt assumed in business acquisition	—	1,233	—
Direct acquisition costs included in accounts payable and accrued liabilities	—	58	252

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Saflink Corporation offers biometric security, smart card, and public key infrastructure (PKI) solutions that protect intellectual property, secure information assets, and eliminate passwords. Saflink software provides Identity Assurance Management™, allowing administrators to verify identity and control access to computer networks, physical facilities, applications, and time and attendance systems.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

Revenue from hardware manufactured by the Company is generally recognized upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. The Company also acts as a reseller of third party hardware and software applications. Such revenue is also generally recognized upon shipment of the hardware, unless contract terms call for a later date, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services do include significant customization or modification of the software product, the revenue is recognized in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

The Company recognizes revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete usually measured using labor hour or labor cost inputs. The Company believes that these input measures more accurately reflects its progress on projects accounted for under SOP 81-1, as opposed to output measures, which are generally difficult to establish for the projects in which the Company is engaged. The Company periodically reviews cost estimates on percentage-of-completion contracts and records adjustments in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

Major Customers

Two customers accounted for 16% and 10% of the Company’s 2005 revenue, while one customer accounted for 15% of the Company’s 2004 revenue and one customer accounted for 39% of the Company’s 2003 revenue.

One customer accounted for 32% of the outstanding trade accounts receivable balance at December 31, 2005, while three customers accounted for 22%, 21%, and 19% of the outstanding balance at December 31, 2004.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents of $15.2 million and $22.2 million at December 31, 2005 and 2004, respectively, consisted of bank account balances and money market funds. Cash equivalents were $14.5 million and $21.1 million at December 31, 2005 and 2004, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Interest income recognized for the years ended December 31, 2005, 2004 and 2003, was $465,000, $203,000 and $59,000, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific information. The Company reviews its allowance for doubtful accounts quarterly. Past due balances in excess of 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company has recorded bad debt expense of $34,000, $22,000, and $3,000, and has had write-offs of $6,000, $1,000, and $1,000, during 2005, 2004, and 2003, respectively. As of December 31, 2005, 2004 and 2003, the Company had recorded an allowance for doubtful accounts of $55,000, $27,000 and $6,000, respectively. In addition, as of December 31, 2005 and 2004, the Company had $60,000 and $366,000, respectively, of unbilled revenue classified as trade accounts receivable. These amounts will be invoiced in accordance with billing schedules established in the contracts with the customers.

Inventory

Inventory is comprised of raw materials, work-in-process and finished goods related to the Company’s smart card readers, biometric physical access readers and hardware appliances for its network authentication products. These products are either manufactured by the Company or manufactured by third parties. The Company also inventories third party biometric and non-biometric hardware devices to be purchased by customers in connection with the installation of the Company’s security products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. If the cost of the inventory exceeds their market value, provisions are made for the difference between the cost and the market value.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furniture and Equipment

Depreciation on furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of computer equipment and software are 2 to 3 years, while office furniture and other equipment are 3 to 10 years. Furniture and equipment held under leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $526,000, $687,000, and $731,000 in 2005, 2004 and 2003, respectively.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed one year following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, the Company’s accruals for potential customer indemnification or warranty-related obligations are insignificant.

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

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment to FASB Statement No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. For fixed awards with pro rata vesting, the Company recognizes compensation cost on an accelerated basis in accordance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN No. 28).

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
	(In thousands, except per share data)
Net loss attributable to common stockholders	$(47,096)	$(18,104)	$(10,736)
Add: Stock-based employee compensation expense included in reported net loss	1,346	795	15
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards and modifications	(9,623)	(6,091)	(5,090)

Pro forma net loss attributable to common stockholders	(55,373)	(23,400)	(15,811)

Basic and diluted net loss attributable to common stockholders per common share, as reported	(0.56)	(0.36)	(0.42)
Basic and diluted net loss attributable to common stockholders per common share, pro forma	$(0.66)	$(0.47)	$(0.62)

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted loss per common share:

	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Net loss	$(47,037)	$(15,937)	$(10,736)
Modification of warrants	59	2,167	—

Net loss attributable to common stockholders	$(47,096)	$(18,104)	$(10,736)

Denominator:
Weighted average number of common shares outstanding during the period	84,927	50,479	25,505
Less: Weighted average number of restricted common shares outstanding during the period	(802)	(354)	—

	84,125	50,125	25,505

Net loss attributable to common stockholders per common share	$(0.56)	$(0.36)	$(0.42)

Basic and diluted loss per common share:
Net loss	$(0.56)	$(0.32)	$(0.42)
Modification of warrants	(0.00)	(0.04)	—

Net loss attributable to common stockholders	$(0.56)	$(0.36)	$(0.42)

Net loss attributable to common stockholders included net loss, modification of warrants and interest on convertible note payable. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share were the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potentially dilutive securities for the years ended December 31, 2005, 2004, and 2003, included stock options, warrants and a convertible promissory note convertible into 17.5 million, 13.7 million and 13.8 million shares of common stock, respectively.

Segment Reporting

Operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. Saflink management and chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and loss and its components in a full set of financial statements. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or operations. The Company has not had any items in comprehensive loss, except for net loss.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

The Company has operations in Canada and accordingly has expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant foreign currency gains or losses realized or unrealized in 2005, 2004 or 2003.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

The Company assesses the impairment of goodwill, in accordance with guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors the Company considers important that could trigger an impairment review include the following:

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, an other current obligation, and a convertible note payable to a related party. The fair value of these instruments approximates their carrying value based on their short-term nature.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in an entity’s statement of income. The Company is required to adopt SFAS 123R beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” (above) for the pro forma net loss and net loss per share amounts for the years ended December 31, 2005, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company expects the adoption will have a material impact on the consolidated statements of operations for the year ended December 31, 2006. This estimate is based on preliminary information available to the Company and could materially change based on actual facts and circumstances arising during the year ending December 31, 2006.

3.    Business Combinations

Litronic Acquisition

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Litronic designs and develops innovative data and communication security solutions for both corporate and government institutions. Litronic also provides network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. The Company believed that the Litronic acquisition would help broaden its customer base and enable it to offer an integrated smart card plus biometric solution to the government and commercial sectors.

The acquisition was accounted for under the purchase method of accounting, as of August 6, 2004, and the results of operations of Litronic Inc. from August 7, 2004 through December 31, 2004, have been included in the consolidated results of operations for Saflink for the year ended December 31, 2004. A summary of the components of the final purchase price for the acquisition is as follows (in thousands):

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following represents the final allocation of the purchase price to the acquired assets and liabilities of SSP-Litronic. This allocation was based on the fair value of the assets and liabilities of SSP-Litronic as of August 6, 2004. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Tangible assets, primarily cash and cash equivalents, accounts receivable and inventory	$17,000
Current liabilities	(4,697)
Deferred tax liability	(576)
Long-term debt	(1,360)
Identifiable intangible assets:
Patents (7 year life)	400
Tradenames (indefinite life)	1,600
Developed technology (7 to 10 year lives)	16,900
Customer relationships (8 year life)	4,700
Non-competition agreements (3 year life)	300
Goodwill	93,065
Fair value of conversion feature of convertible debt assumed	(1,233)
Deferred stock compensation	184

Total	$126,283

The identifiable intangible assets are amortized, on a straight-line basis, over their expected useful lives. Goodwill in the amount of $93.1 million is not deductible for tax purposes.

The Company believed that the strategic value of SSP-Litronic’s technology and products warranted paying a premium above SSP-Litronic’s market value as determined by its fully-diluted shares outstanding and stock price. Since the market value of SSP-Litronic, in addition to the premium paid by Saflink, resulted in a purchase price that exceeded the value of net tangible assets and identifiable intangible assets of SSP-Litronic, the Company recorded a significant amount of the acquisition cost to goodwill.

Asset Purchase from ISS and BSG

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The intangible assets are amortized, on a straight-line basis, over their expected useful lives and goodwill will be 100% tax deductible over its 15-year tax life.

The unaudited pro forma combined historical results of operations for the year ended December 31, 2003, assuming the Litronic acquisition and asset purchase from ISS and BSG had closed on January 1, 2003 are as follows (in thousands, except per share data):

Year ended December 31, 2003
Total revenue	$15,507
Net loss attributable to common stockholders	$(24,718)
Net loss attributable to common stockholders per share	$(0.37)

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma combined historical results of operations for the year ended December 31, 2004, assuming the Litronic acquisition had closed on January 1, 2004, are as follows (in thousands, except per share data):

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

4.    Goodwill

The Company tests goodwill as of November 30 annually. However, the Company concluded that the price of the its common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under SFAS No. 142 and accordingly, the Company performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the preliminary results of the impairment test, the Company recorded a goodwill impairment charge of $19.3 million at September 30, 2005, since the carrying amount of Saflink was greater than its fair value and the carrying value of the Company’s goodwill exceeded the implied fair value of that goodwill. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used are consistent with the plans and estimates the Company uses to manage the business. The Company finalized the test of goodwill as of September 30, 2005, and determined that no further adjustment to the goodwill impairment charge was necessary. The Company also performed its annual goodwill impairment test as of November 30, 2005, and concluded that there was no further impairment to goodwill as of that date.

The changes in the carrying value of goodwill for 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(In thousands)
Beginning balance	$95,223	$2,158
Additions	—	93,065
Impairment loss	(19,300)	—

Ending Balance	$75,923	$95,223

5.    Intangible Assets

In February 2005, the Company assessed the marketing strategy for its product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. Management estimated the fair value of these two tradenames to be zero because no future use was anticipated and the Company did not believe that a market existed for these tradenames. As a result, the Company recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005. In October 2005, in connection with the preliminary impairment results under SFAS No. 142 as described in Note 4—Goodwill, the Company estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 at September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the third quarter of 2005. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company uses to manage the business. Upon finalization of the impairment test as of September 30, 2005, the Company determined that no further adjustment to the impairment charge related to tradenames was necessary.

During the years ended December 31, 2005, 2004 and 2003, the Company recorded impairment losses on intangible assets of $1.5 million, $0 and $0, respectively. The following are the components of intangible assets as of December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)
Non-competition agreements	$410	$410
Developed technology	18,400	18,400
Patents	400	400
Tradenames	100	1,600
Customer relationships	4,700	4,700
Perpetual license	100	100

	24,110	25,610
Less: Accumulated amortization	(4,262)	(1,424)

	$19,848	$24,186

Total amortization of intangible assets was $2.8 million in 2005, $1.3 million in 2004 and there was no amortization in 2003. The estimated future amortization expense for the next five years related to intangible assets, assuming no future impairment of the underlying intangible assets, as of December 31, 2005, is as follows (in thousands):

	Non-competition Agreements	Developed Technology, Patents and Customer Relationships	Total
2006	$100	$2,683	$2,783
2007	58	2,683	2,741
2008	—	2,683	2,683
2009	—	2,683	2,683
2010	—	2,683	2,683

	$158	$13,415	$13,573

Amortization expense related to non-competition agreements is recorded as an operating expense in the statement of operations, while amortization expense related to all other intangible assets is recorded as a cost of revenue in the statement of operations.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Inventory

The following is a summary of inventory:

	December 31,
	2005	2004
	(In thousands)
Raw materials	$83	$92
Work-in-process	49	—
Finished goods	431	580

	$563	$672

7.    Furniture and Equipment

Furniture and equipment at cost consists of the following:

	December 31,
	2005	2004
	(In thousands)
Computer equipment and software	$2,787	$2,581
Leasehold improvements	238	210
Office furniture, equipment and other	699	536

	3,724	3,327
Less: Accumulated depreciation	(2,706)	(2,174)

	$1,018	$1,153

Depreciation expense amounted to $536,000 in 2005, $322,000 in 2004, and $210,000 in 2003.

8.    Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)
Compensation and related benefits	$1,589	$1,324
Professional services	113	157
Deferred rent	137	84
Direct acquisition costs	—	58
Other	311	584

	$2,150	$2,207

9.    Convertible Note Payable to Related Party

As part of the Litronic acquisition, the Company assumed three convertible promissory notes with a combined face value of $1,360,000. During November 2004, two of the outstanding convertible promissory notes in the amount of $50,000 and $60,000 were converted into 66,264 shares of the Company’s common stock. The

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remaining outstanding convertible promissory note with a face value of $1,250,000 is held by Richard P. Kiphart, the Co-Chairman and Lead Independent Director of our board of directors.

On December 31, 2005, the Company amended the convertible note, dated November 19, 2003, held by Richard P. Kiphart. Under the terms of the original note, the unpaid principal and any unpaid and accrued interest were due and payable by the Company on December 31, 2005. The amendment revised the maturity date of the note such that the unpaid principal and any unpaid and accrued interest are due and payable by the Company on the earlier of (i) December 31, 2006, and (ii) upon demand on or after the date of the closing of any strategic or financing transaction that generates at least $20,000,000 of additional working capital. In addition, the amendment revised the conversion rate at which, under certain circumstances, the unpaid principal and any unpaid and accrued interest under the promissory note convert into shares of the Company’s common stock from $1.67 to $0.71. The Company applied the guidance of EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 05-7, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues and determined that the change in fair value of the conversion rate resulted in a substantial change in the terms of the convertible note and therefore determined that a debt extinguishment had occurred. The fair value of this modification was determined by using a Black-Scholes model immediately before and after the modification, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4.4%, volatility of 69%, and an estimated life of one year after the modification, the remaining contractual life of the convertible note and no estimated life prior to the modification. The fair value of the common stock used in the calculation was $0.79, the last sale price of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005. The Company estimated the fair value of the modification to be $455,000 and recorded it as a debt extinguishment loss in the consolidated statement of operations.

During 2004, the conversion feature embedded in the convertible promissory notes was valued at $1.2 million on the date of the Litronic acquisition, and was classified into equity in the purchase price allocation. See Note 3—Business Combinations.

10.    Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes and extraordinary gain as a result of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Income tax benefit at U.S. statutory rate of 34%	$(16,159)	$(5,401)	$(3,650)
State tax, net of federal benefit	(951)	(318)	(215)
Impairment of goodwill	6,948	—	—
Other, net	(2,300)	673	19
Change in valuation allowance	11,974	5,098	3,846

Income tax expense	$(488)	$52	$0

The Company recorded a non-cash income tax benefit of $488,000 for the year ended December 31, 2005. During 2005, the Company incurred impairment losses on the intangible asset—tradenames—totaling $1.5 million. Tradenames have no basis for tax purposes, but, as of December 31, 2005, had a book carrying value of $100,000. Related to the impairment losses for tradenames during the year, the Company recorded a $540,000 non-cash tax benefit for the year ended December 31, 2005. We cannot reasonably estimate the amount, if any,

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period. Accordingly, this liability cannot be offset against deferred tax assets for purposes of determining the valuation allowance.

This $540,000 income tax benefit related to the impairment of tradenames was offset by $52,000 in income tax expense related to the goodwill associated with the BSG acquisition. The Company has a deferred tax liability related to goodwill associated with the BSG acquisition, which is being amortized for tax purposes, but not for book purposes. As the goodwill has an indeterminable life, the Company cannot reasonably estimate the amount, if any, of deferred tax liabilities related to BSG goodwill which will reverse during the net operating loss carry forward period, and thus offset deferred tax assets. Accordingly, the Company increases the valuation allowance with a corresponding deferred tax provision as the deferred tax liability related to BSG goodwill increases due to continued amortization of goodwill for tax purposes. The entire $488,000 in income tax benefit is a deferred, for both federal and state taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,095	$52,448
Capital loss carryforward	1,744	1,744
Research and development credits	172	172
Other	1,313	376

Total deferred tax assets	65,324	54,740

Deferred tax liabilities:
Intangible assets	(5,447)	(6,787)
Other	—	(538)

Total deferred tax liabilities	(5,447)	(7,325)

Net deferred tax assets	59,877	47,415
Valuation allowance	(60,017)	(48,043)

Deferred tax liability, net	$(140)	$(628)

Due to the Company’s history of net operating losses, the Company has established a valuation allowance that is at least equal to its net deferred tax assets. The valuation allowance increased approximately $12.0 million, $16.8 million, and $3.8 million during 2005, 2004, and 2003, respectively. The deferred tax liability of $140,000 is a combination of $104,000 of income tax expense during 2004 and 2005, and $36,000 related to tradenames received in the Litronic acquisition which has an indefinite life. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $172.5 million, which begin to expire in 2007. In connection with the Litronic acquisition, the Company acquired $49.5 million in net operating losses, $4.8 million in capital losses which begin to expire in 2006, and $172,000 in federal research and development credits which begin to expire in 2019, all of which will be subject to limitation under Section 382 of the Internal Revenue Code. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryfowards may never be utilized.

11.    Stockholders’ Equity

Authorized Common Shares Adjustments

The Company decreased the number of common shares authorized for issuance from 500,000,000 to 200,000,000, which was approved by stockholders on August 25, 2005.

Employee Stock Purchase Plan

On August 25, 2005, the Company’s stockholders approved the Saflink Employee Stock Purchase Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock, subject to appropriate adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization or similar change in the capital structure of the Company, or in the event of any merger, sale of assets or other reorganization. At the beginning of each purchase period under the Plan, each participant will be granted the right to purchase, through accumulated payroll deductions, up to a number of shares of the Company’s common stock determined on the first day of the purchase period. The purchase right is automatically exercised on each purchase date during the purchase period unless the participant has withdrawn from participation in the Plan prior to such date. Generally, each purchase period under the Plan will be for a period of six months, with the purchase date being the last day of the purchase period and the purchase price will be no less than 95% of the fair value of the Company’s common stock on the purchase date. The Company plans to implement the Plan during 2006.

Reclassification of Warrants to Liability

The Company’s Series A warrants and the related placement agent warrants that were issued on June 5, 2001, contain a cash redemption provision that is triggered if the Company issues, in a business combination, capital stock that represents more than 40% of its outstanding common stock immediately prior to such issuance. The Litronic acquisition qualified as a triggering event because the Company issued more than 40% of its common stock in that transaction. The cash redemption value was measured as of August 2, 2004, the date the warrant holders were officially notified of the Litronic acquisition by the Company, and, in accordance with the warrant provisions, was determined using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 105%, and a remaining contractual life of 1.8 years, as the warrants expire on June 5, 2006. As of August 2, 2004, there were Series A warrants and placement agent warrants outstanding to purchase 244,224 and 192,124 shares of the Company’s common stock, respectively. Exercise prices of the warrants ranged from $1.30 to $3.06. The total cash redemption value was estimated to be $765,000 as of August 2, 2004, and is fixed as long as the warrants are outstanding. On August 6, 2004, the closing date of the acquisition, these warrants were reclassified from equity to an other current obligation in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” because the warrants now contain characteristics of a debt instrument. The outstanding warrants were valued as of December 31, 2004, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.0%, a volatility of 78%, and a remaining contractual life of 1.4 years. The value of the warrants includes the value of the cash redemption provision, which was determined using a Black-Scholes model with similar assumptions. The value of the warrants was estimated to be $937,000, as of December 31, 2004, and was classified as an other current obligation. At each interim period and year-end until their expiration date of June 5, 2006, the remaining outstanding warrants will be revalued and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants, and charged or credited to the consolidated statement of operations.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and the Company consequently valued the warrants at the $765,000 cash redemption value. The change in fair value of outstanding warrants related to the Company’s Series A warrants and the related placement agent warrants for the years ended December 31, 2005 and 2004, resulted in a gain of $172,000 and a loss of $29,000, respectively.

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

As of December 31, 2005 and 2004, there was no preferred stock outstanding.

Restricted Common Stock

On August 9, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Kris Shah, a member of the Company’s board of directors and President of Litronic, to acquire 500,000 shares of the Company’s common stock. The stock purchase right was exercised on August 9, 2004, with 300,000 shares issued being subject to a one-year cliff vesting schedule and the remaining 200,000 shares cliff vesting after two years. In the event (a) there is a change of control prior to the expiration of the two year term or while Mr. Shah otherwise remains employed by the Company, (b) Mr. Shah’s employment is terminated without cause, as defined in the restricted stock agreement, (c) Mr. Shah resigns from his employment for good reason, as defined in the restricted stock agreement, or (d) Mr. Shah dies or becomes disabled, Mr. Shah will receive full accelerated vesting of any unvested portion of the restricted stock. The Company valued the grant using the Company’s closing stock price of $2.74 on August 9, 2004, multiplied by the number of shares granted, resulting in a total value of $1,370,000, which was classified as deferred compensation and is being amortized in accordance with FIN No. 28, on an accelerated basis, over the vesting period. Deferred compensation amortization related to this grant during the years ended December 31, 2005 and 2004, was $773,000 and $430,000, respectively.

On November 22, 2005, the Company entered into an amendment to the stock purchase right with Kris Shah. Under the original agreement, a portion of the shares of common stock subject to the stock purchase right would become vested once Mr. Shah had provided 12 months of continuous service to the Company from the date of grant, and the remaining shares of common stock would become vested after 24 months of continuous service. The amendment provides that all of the shares of common stock subject to the stock purchase right will become vested once Mr. Shah has provided 24 months of continuous service to the Company from the date of grant. All other terms remain unchanged.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 23, 2004, under its 2000 Stock Incentive Plan, the Company granted a stock purchase right to Glenn Argenbright, the Company’s Chief Executive Officer, to acquire 301,928 shares of the Company’s common stock. The stock purchase right was exercised on June 23, 2004 through past service rendered, with the shares issued being subject to a three-year cliff vesting schedule and vest completely on June 23, 2007. In the event that Mr. Argenbright’s service is terminated for cause, any unvested shares will be subject to a repurchase right and may be reacquired by the Company. The Company valued the grant using the Company’s closing stock price of $2.51 on June 23, 2004, multiplied by the number of shares granted, resulting in a total value of $758,000, which was classified as deferred compensation and is being amortized to compensation expense on a straight-line basis over the three-year vesting period. Deferred compensation amortization related to this grant during the years ended December 31, 2005 and 2004, was $253,000 and $126,000, respectively.

On March 29, 2005, the Company’s board of directors, upon recommendation of the compensation committee, modified the terms of the repurchase right with respect to 301,928 shares of the Company’s common stock held by its President and Chief Executive Officer, Glenn L. Argenbright. As modified, in the event that Mr. Argenbright’s service is terminated for cause or without good reason before June 23, 2007, any unvested shares are subject to a repurchase right and may be reacquired by the Company.

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

Litronic Acquisition

In conjunction with the Litronic acquisition, as described in Note 3-Business Combinations, that closed August 6, 2004, the Company issued 40,137,148 common shares.

February 2004 Financing

On February 26, 2004, the Company issued and sold an aggregate of 3,080,000 shares of the Company’s common stock and warrants to purchase up to 1,232,000 shares of the Company’s common stock in a private placement, for an aggregate purchase price of approximately $9.2 million. The warrants have a 5-year term, an original exercise price of $3.97 per share, and a call feature which the Company is entitled to exercise after three years and ten trading days from the date of issuance, provided that the per share market value of the common stock has been equal to or greater than 200% of the warrant price for a period of ten consecutive trading days

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately prior to the date of delivery of the call notice. Due to anti-dilution provisions contained in these warrants, the exercise price was reduced to $2.50 per share related to the warrant amendments that occurred in July 2004. Per the original registration rights agreement, if the registration statement ceased to be effective prior to its expiration date of February 26, 2007, or if the Company’s common stock was suspended or delisted from both the Nasdaq Capital Market and the OTC Bulletin Board for any reason for more than five business days, the Company may have been required to pay an amount as liquidated damages to each stockholder equal to 2% for the first thirty day period and 1% per thirty day period thereafter or portion thereof of the stockholder’s initial investment in the shares from the event date until the applicable event is cured. The warrant value as of February 26, 2004, was $4,070,000 based on the estimated value of the warrants using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 3.0%, volatility of 140% and an expected life of two to five years. On September 28, 2004, the registration rights agreement was amended so that the Company could remedy any of these situations with shares of the Company’s common stock rather than cash. Due to the amendment of the Company’s potential obligation to settle the warrants in common stock rather than cash if the terms of the registration rights agreement are not met, the fair value of the warrants on the modification date, estimated at $2.3 million, has been reclassified from a liability to additional paid-in capital in stockholders’ equity and was estimated using the Black-Scholes model, with an expected dividend yield of 0.0%, a risk-free interest rate of 3.0%, a volatility of 78%-132% and an expected life of one to four years. The change in fair value of the warrants between February 26, 2004, and September 28, 2004, was $1.8 million and was credited to change in fair value of outstanding warrants in the statement of operations.

Warrants

The following table summarizes warrant activity by warrant type, in terms of shares of the Company’s common stock issuable upon the exercise of the warrants (in thousands):

	Series A	Series C	June 2002	November 2002	February 2004	Other	SSP-Litronic Warrants	June 2005	Total
Outstanding at December 31, 2002	1,939	4,751	2,714	1,050	—	466	—	—	10,920
Issued	—	—	—	—	—	—	—		—
Exercised	(319)	(4,122)	(558)	—	—	(60)	—	—	(5,059)
Surrendered through net exercises	(74)	—	(111)	—	—	—	—	—	(185)
Anti-dilution adjustment	232	246	—	—	—	10	—	—	488
Expired or cancelled	—	—	—	—	—	(7)	—	—	(7)

Outstanding at December 31, 2003	1,778	875	2,045	1,050	—	409	—	—	6,157
Issued	—	—	—	—	1,417	—	—	—	1,417
Exercised	(1,349)	(665)	(1,667)	(795)	—	(1)	—	—	(4,477)
Surrendered through net exercises	—	—	—	(6)	—	—	—	—	(6)
Assumed in Litronic acquisition	—	—	—	—	—	—	889	—	889
Anti-dilution adjustment	8	25	—	—	—	2	—	—	35
Expired or cancelled	—	—	—	—	—	—	—	—	—

Outstanding at December 31, 2004	437	235	378	249	1,417	410	889	—	4,015
Issued	—	—	—	—	—	—	—	3,176	3,176
Exercised	—	—	—	—	—	—	(1)	—	(1)
Anti-dilution adjustment	11	12	—	—	—	6	19	—	48
Expired or cancelled	—	(9)	—	—	—	(16)	—	—	(25)

Outstanding at December 31, 2005	448	238	378	249	1,417	400	907	3,176	7,213

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warrants Assumed in Litronic Acquisition

The unexercised warrants issued by SSP-Litronic were assumed effective with the closing of the acquisition and the number of shares issuable upon exercise and the exercise price has been adjusted to reflect the Litronic acquisition. Warrants assumed consisted of A-1 Warrants, A-2 Warrants, Placement Agent Warrants and a BIZ Roth Warrant to purchase a total of 889,335 shares of Saflink common stock. The A-1 and A-2 Warrants are subject to customary anti-dilution provisions and weighted average anti-dilution provisions if the Company issues shares of common stock or securities convertible into or exercisable for common stock, other than excluded securities, at per share prices less than the then effective exercise price. These anti-dilution provisions were triggered during the Company’s private placement financing in June 2005 and as a result the total number of shares issuable upon exercise of the A-1 and A-2 Warrants increased by 18,794 shares.

As of December 31, 2005, the A-1 Warrants had an exercise price of $2.05 per share, and the A-2 Warrants had an exercise price of $2.43 per share. At December 31, 2005, a total of 428,244 A-1 Warrants and 427,550 A-2 Warrants were outstanding. In addition, there were Placement Agent Warrants to purchase 37,082 shares of the Company’ common stock at an exercise price of $1.16 per share and a BIZ Roth warrant to purchase 14,253 shares of the Company’s common stock at an exercise price of $3.51 per share outstanding as of December 31, 2005.

Beginning January 23, 2007, and subject to a minimum average dollar trading volume, the Company may redeem the A-1 and A-2 Warrants for $.17 per Warrant if the Company’s stock closes above $5.00 relative to the A-1 Warrants and $5.83 relative to the A-2 Warrants for ten consecutive trading days.

July 2004 Warrant Amendments and Exercises

On July 20, 2004, certain holders of outstanding warrants to purchase shares of the Company’s common stock exercised warrants to purchase an aggregate of 4,473,806 shares of common stock for cash, resulting in net proceeds of approximately $10.8 million. In order to encourage early exercise of the warrants by the warrant holders, the Company agreed to reduce the exercise price with respect to the warrants from a weighted average exercise price of $3.36 per share to $2.50 per share. All other material terms of the warrants, including the number of shares issuable upon exercise of the warrants and their expiration date, remained unchanged. The proceeds from the warrant exercises were held in a third party escrow account and, upon closing of the Litronic acquisition on August 6, 2004, the funds were released to the Company and the Company issued the shares of common stock to the warrant holders.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant.

Acceleration of Vesting of Outstanding Stock Options

On December 31, 2005, the board of directors of Saflink Corporation approved the acceleration of vesting of all unvested options to purchase shares of the Company’s common stock that were held by employees as of December 31, 2005. Options to purchase 2,034,393 shares of the Company’s common stock were subject to this vesting acceleration. The accelerated options had a weighted average exercise price of $1.97 per share and all but 125,000 options had exercise prices greater than $0.79 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005. The accelerated options include options held by the Company’s executive officers to purchase 918,637 shares of the Company’s common stock. Options granted to the Company’s non-employee directors as compensation for their service as members of the board of directors were excluded from the acceleration.

The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these options once the SFAS 123R became effective for reporting periods beginning in January 2006. As a result of the acceleration, the Company expects to avoid recognition of approximately $2.8 million of compensation expense over the course of the original vesting schedules of these options. Approximately $2.3 million of such compensation expense is expected to be avoided in 2006.

Stock-based compensation expense, as reported under the disclosure requirements of SFAS No. 123 in Note 2, increased by $2.9 million as a result of the vesting acceleration of these stock options.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repricing of Outstanding Stock Options

On December 31, 2005, the board of directors of Saflink Corporation approved the amendment of all outstanding options to purchase shares of the Company’s common stock held by employees as of December 31, 2005, with an exercise price greater than $0.79 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005. The amendment provides that, effective as of December 31, 2005, the exercise price of each such option shall be reduced to $0.79 per share. Options to purchase 6,614,860 shares of the Company’s common stock were subject to this amendment with a weighted average exercise price prior to the repricing of $2.22 per share. The repriced options included options held by the Company’s executive officers to purchase 2,691,127 shares of the Company’s common stock with a weighted average exercise price of $2.30 per share. Options granted to the Company’s non-employee directors as compensation for their service as members of the board of directors were excluded from the repricing.

The primary purpose of the stock option repricing was to restore the incentive afforded by options to purchase shares of our common stock to retain and motivate the Company’s employees whose contributions are important to its future success. The Company’s board of directors believed that options with exercise prices significantly above the market value of the Company’s common stock are less likely to serve their intended purposes.

Stock-based compensation expense, as reported under the disclosure requirements of SFAS No. 123 in Note 2, increased by $401,000 as a result of the repricing of these stock options. The fair value of these modifications was determined by using a Black-Scholes model immediately before and after the modifications on December 31, 2005, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4%, volatility between 70% and 120%, and estimated lives between 0.9 and 5.6 years. The fair value of the common stock used in the calculation was $0.79, the last sale price of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005.

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

Issuance of Stock Options for Services

On June 10, 2005, the Company entered into a consulting agreement with Campbell, Cilluffo & Furlow, LLC (now known as The Pennant Group). Frank J. Cilluffo, a member of the Company’s board of directors, is a principal of Campbell, Cilluffo & Furlow. The agreement provided that Campbell, Cilluffo & Furlow will provide consulting services to the Company to assist in the development of long-term and short-term marketing

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and business strategies. The Company granted non-statutory options to purchase 10,000 shares of its common stock under its 2000 stock incentive plan to each of the three principals of the firm, including to Mr. Cilluffo. The options have an exercise price of $1.79 per share, have a three-year term and vested in six equal monthly installments following the date of grant and became fully-vested on December 10, 2005.

The fair value of these grants of stock options was determined by using a Black-Scholes model as of June 10, 2005, with the following assumptions: the estimated fair value of the common stock of $1.79, the closing price of the Company’s common stock on the day before the grant, an expected dividend yield of 0.0%, a risk-free interest rate of 3.75%, volatility of 74%, and an estimated life of 3 years, the contractual life of these options. The fair value as of June 10, 2005, was estimated to be $27,000. During the twelve months ended December 31, 2005, the Company recorded $12,000 in stock-based compensation in the statement of operations related to these stock option issuances. Adjustments totaling $15,000 to decrease the deferred compensation to its current fair market value at interim period ends and as of December 10, 2005, were recorded, with the offset to additional paid-in capital.

Options Assumed in the Litronic Acquisition

The unexercised options issued under SSP-Litronic option plans (SSP Options) were assumed as part of the acquisition. Effective with the closing of the Litronic acquisition, no additional options can be granted under those plans. The terms and conditions related to the SSP Options remain unchanged, with the exception of the adjustment required to reflect the affect of the Litronic acquisition conversion ratio on the number of shares exercisable and the exercise price. The Company assumed SSP Options to purchase approximately 2.3 million shares of the Company’s common stock on the closing date of the Litronic acquisition. Generally, SSP Options vested and became exercisable 25% upon the first anniversary of the grant issuance, and thereafter vested as to 1/48 of the total number of shares underlying the option each month until vested and exercisable in full.

Stock Option Activity

The following table summarizes stock option activity:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Fair Value of Grants
Outstanding at December 31, 2002	5,090	$1.77
Granted at common stock price	1,777	4.11	$3.91
Exercised	(1,201)	1.24
Expired or Canceled	(219)	2.05

Outstanding at December 31, 2003	5,447	$2.64
Granted at common stock price	1,525	2.63	$2.31
Granted below common stock price	777	2.58	$2.66
Assumed in Litronic acquisition	2,361	2.21
Exercised	(745)	1.24
Expired or Canceled	(503)	4.88

Outstanding at December 31, 2004	8,862	$2.51
Granted at common stock price	1,724	1.36	$1.34
Granted below common stock price	43	1.07	$1.95
Exercised	(558)	1.33
Expired or Canceled	(1,564)	3.12

Outstanding at December 31, 2005	8,507	$1.12

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock options granted below the Company’s common stock price during 2005 were fully-vested at the time of grant and had an intrinsic value of $45,000, which was recorded as stock-based compensation expense in the statement of operations. The options granted below the Company’s common stock price during 2004 had an intrinsic value of $324,000, which was recorded as deferred compensation in equity and was amortized in accordance with FIN No. 28, on an accelerated basis, over the vesting period of the applicable options.

There were approximately 2.8 million options to purchase shares of the Company’s common stock available for grant as of December 31, 2005. The fair value for each option grant was estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions:

	December 31,
	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4-5%	2-4%	3%
Volatility	70-140%	131-140%	176%
Expected life (years)	3-10	2-6	5

The following table summarizes information about employee stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $ 1.50	7,463	7.3	$0.82	7,250	$0.81
1.51 – 3.00	668	5.7	2.35	658	2.36
3.01 – 4.50	233	2.3	3.60	233	3.60
4.51 – 6.00	109	6.4	5.19	109	5.19
$6.01 – $99.00	34	0.9	12.48	34	12.48

Total	8,507	7.0	$1.12	8,284	$1.12

At December 31, 2004, and 2003, exercisable options of 5,542,000 and 2,685,000, respectively, were outstanding at weighted average exercise prices of $2.42 and $2.57 per share, respectively.

12. Commitments and Contingencies

On February 6, 2004, Litronic received notice from the Environmental Protection Agency (EPA) regarding the Omega Chemical Superfund Site (Omega Site). The notice states that Litronic is a potentially responsible party (PRP) that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or a de minimis quantity. As such, the notice is intended to offer Litronic the opportunity to resolve its liability for waste disposed at the Omega Site. The notice also states that if Litronic accepts the settlement offer, it can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRP’s, who potentially have claims against Litronic. The settlement offer amount is $108,000 and Litronic accepted the EPA offer on September 24, 2004. Litronic was advised by its legal counsel that there will be no

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

further liability regarding this claim from the EPA or other PRP’s. As such, Litronic accepted the settlement offer of $108,000, which was reflected in the allocation of the purchase price to the acquired liabilities of Litronic. This amount was paid in full during January 2006.

The Company leases office space and equipment under various non-cancelable operating leases. Future minimum payments under these lease commitments are as follows (in thousands):

Year ending December 31,	Lease Commitments
2006	$1,145
2007	1,045
2008	1,059
2009	898
2010	850
Thereafter	884

$5,881

Rent expense was $1.3 million, $802,000 and $278,000 for the years 2005, 2004, and 2003, respectively.

13.    Defined Contribution Retirement Plan

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2005, 2004 or 2003.

14.    Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

15.    Related Party Transactions

Amendment to Convertible Note

On December 31, 2005, the Company amended the convertible note, dated November 19, 2003, held by Richard P. Kiphart, the Co-Chairman and Lead Independent Director of the Company’s board of directors. The terms of the convertible note were modified, as described in Note 4—Convertible Note Payable, which resulted in a $455,000 charge that was recorded as a debt extinguishment loss in 2005.

Revenue Recognized

For the year ended December 31, 2004, the Company recognized $231,000 in revenue through related party sales to ISS. The Company purchased certain assets from ISS and BSG on December 29, 2003, in a cash and common stock transaction, as described in Note 3—Business Combinations. After March 31, 2004, ISS was no longer considered a related party.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

KRDS Real Property Lease

As a result of the Litronic acquisition, the Company assumed the building lease for Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of Saflink’s subsidiary, Litronic. Saflink recognized rent expense of $523,000 for the year ended December 31, 2005. The lease expires in 2012.

Equity Transactions

The Company had two related party transactions during the year ended December 31, 2005, that are described in the Stock Options section of Note 11—Stockholders’ Equity, under the headings “Modification of Stock Options” and “Issuance of Stock Options for Services.”

16.    Liquidity

The Company has historically been financed through issuances of common and preferred stock. The Company financed operations during fiscal 2005 primarily from existing working capital at December 31, 2004, and a private placement of common stock in June 2005, which raised approximately $13.9 million of net proceeds. As of December 31, 2005, the Company’s principal source of liquidity consisted $11.8 million of working capital, which included $15.2 million of cash and cash equivalents.

As a result of the capital raised during 2005, the Company believes it has sufficient funds to continue operations at current levels through September 30, 2006. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond September 30, 2006, it is expected that the Company will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. The Company may not be able to secure additional financing on favorable terms, or at all. If the Company were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs. Management believes that if the Company reduces the scope of its operations, it has the current working capital resources and the means to continue as a going concern for at least the next twelve months.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2005 and 2004:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2005
Revenue	$2,184	$1,806	$2,358	$768	$7,116
Gross profit	489	262	501	(419)	833
Operating loss	(7,336)	(6,586)	(26,388)	(7,244)	(47,554)
Net loss attributable to common stockholders	(6,831)	(6,585)	(26,087)	(7,593)	(47,096)
Basic and diluted net loss attributable to common stockholders per share	(0.09)	(0.08)	(0.30)	(0.09)	(0.56)
2004
Revenue	$802	$918	$2,411	$2,267	$6,398
Gross profit	240	331	786	472	1,829
Operating loss	(3,022)	(3,195)	(5,017)	(6,604)	(17,838)
Net loss attributable to common stockholders	(1,987)	(2,386)	(7,174)	(6,557)	(18,104)
Basic and diluted net loss attributable to common stockholders per share	(0.07)	(0.07)	(0.12)	(0.08)	(0.36)

The operating loss and net loss attributable to common stockholders during the quarter ended September 30, 2005, increased as compared to the prior periods presented primarily due to the impact of the impairment losses on goodwill and intangible assets as described in Note 4—Goodwill and Note 5—Intangible Assets.

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.

18.    Subsequent Event

On March 13, 2006, the Company reached a settlement in its patent infringement lawsuit against a competitor. Under the terms of the settlement, the Company received the right to future royalties, a royalty-free, non-exclusive license to one of the competitor’s patents, as well as other consideration. In return, the Company agreed to dismiss all pending legal claims against the competitor, and to grant a non-exclusive license to one of its patent families.