Form 10-K/A
period 2005-12-31
SAFLINK CORP
filed 2006-05-01
CIK 847555

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

There were 88,908,229 shares of the registrant’s common stock outstanding as of April 14, 2006.

EXPLANATORY NOTE

This Amendment to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors

The following sets forth our current directors and information concerning their ages and background:

Name	Principal Occupation	Age	Director Since
Glenn L. Argenbright	President and Chief Executive Officer, Saflink Corporation	40	2001
Frank J. Cilluffo	Associate Vice President for Homeland Security, The George Washington University	35	2004
Lincoln D. Faurer	President, LDF, Inc.	78	2004
Gordon E. Fornell	United States Air Force Lieutenant General (Retired)	69	2003
Asa Hutchinson	Founder, Hutchinson Group	55	2005
Richard P. Kiphart	Principal, William Blair & Company, LLC	64	2004
Trevor Neilson	Partner, Endeavor Group, LLC	33	2005
Steven M. Oyer	President and Principal, Capital Placement Holdings Group, Inc.	50	2001
Kris Shah	President, Litronic, Inc.	66	2004

Glenn L. Argenbright has served as a member of Saflink’s board of directors since December 2000 and as president and chief executive officer since December 2000. From November 1999 to December 2000, Mr. Argenbright served as president and chief executive officer of Jotter Technologies, a firm whose assets we purchased in 2000. From May 1998 to November 1999, Mr. Argenbright served as president and chairman of the board of Spotlight Interactive, Inc., a web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today’s Communications Inc., a provider and aggregator of web content. From May 1998 to February 1999, Mr. Argenbright was a director and executive vice president of Intelligent Communications, Inc., a company providing high-speed Internet access over satellite. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, Cardzoo!, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

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

Asa Hutchinson has served as a member of Saflink’s board of directors since March 2005. Mr. Hutchinson is the founder of the Hutchinson Group, and was a founding member of the U.S. Department of Homeland Security and the nation’s first Under Secretary of Border and Transportation Security. Mr. Hutchinson was confirmed by the U.S. Senate as Under Secretary of Homeland Security in January 2003, shortly after the department was created. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, Mr. Hutchinson was responsible for more than 110,000 federal employees in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforcement Training Center. Mr. Hutchinson managed the overall security of U.S. borders and transportation systems, which included oversight for security programs such as US-VISIT and the Transportation Security Administration’s TWIC and Registered Traveler initiatives. From 2001 to 2003, Mr. Hutchinson served as the director of the U.S. Drug Enforcement Administration, and from 1997 to 2001, he served as a member of the U.S. House of Representatives from Arkansas. Mr. Hutchinson received a BS from Bob Jones University and a JD from the University of Arkansas.

Richard P. Kiphart has served as a member of Saflink’s board of directors and as chairman of the board since August 2004 and as co-chairman of the board and lead independent director since November 2005. Since 1995, Mr. Kiphart has served as head of the corporate finance department and principal of William Blair & Company, L.L.C., an investment firm. He currently sits on the board of directors of First Data Corporation, where he has been a director since First Data’s acquisition of Concord EFS early in 2004. He served on the Concord EFS board of directors from 1997 until 2004 and was chairman of the Concord board of directors from February 2003 until March 2004. Mr. Kiphart is a member of the board of directors of Photo Control Corp., Advanced Biotherapy, Inc. and Nature Vision, Inc. He is also chairman of the Merit Music School and serves on the board of directors for the Lyric Opera of Chicago, the Erikson Institute and DATA (Debt AIDS Trade Africa). Mr. Kiphart graduated from Dartmouth College and holds an MBA from Harvard Business School.

Trevor Neilson has served as a member of Saflink’s board of directors since August 2005 and as non-executive co-chairman of the board since November 2005. Mr. Neilson is currently a partner in a private equity and consulting firm, Endeavor Group LLC. Mr. Neilson previously served as executive director of the Global Business Coalition on HIV/AIDS (GBC), a coalition of 200 international companies from over 50 countries that have interests related to global health, biotechnology, life sciences, and corporate social responsibility. Prior to working for the GBC, Mr. Neilson served in the press and travel offices of the Clinton White House. Additionally, Mr. Neilson served as director of public affairs for the Bill & Melinda Gates Foundation. In this role, Mr. Neilson managed all government affairs, public policy and communications for the foundation dealing extensively with members of Congress and the White House. He also worked directly for Bill and Melinda Gates on a variety of personal projects including corporate governance, investments, property acquisitions, and political involvement.

Steven M. Oyer has served as a member of Saflink’s board of directors since December 2001. Mr. Oyer is president and principal of Capital Placement Holdings, Inc., a New York advisory firm. Mr. Oyer previously served as senior managing director for PlusFunds Group, Inc., a New York investment manager. From October 2001 to August 2005, Mr. Oyer served as managing director of Standard & Poor’s Investment Services, responsible for global business development. He served as our interim chief financial officer from June 2001 until December 2001. From October 1995 to November 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm. Mr. Oyer is a member of the board of directors of Salton, Inc., has been active in industry associations such as Family Office Exchange and has served on the leadership council of the Institute for Private Investors.

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

The board of directors has determined that Messrs. Cilluffo, Faurer, Fornell, Hutchinson, Kiphart and Oyer are “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers, Inc.

There are no family relationships among any of our officers and directors.

Audit Committee Financial Expert

The current members of our audit committee are Messrs. Oyer (Chairman), Faurer and Fornell. Our board of directors has determined that each member of the audit committee meets the independence criteria set forth in the applicable rules of Nasdaq and the Securities and Exchange Commission for audit committee membership. The board of directors has also determined that at least one member of the audit committee, Mr. Oyer, is qualified as an “audit committee financial expert” as defined by the SEC.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning their age and background as of April 14, 2006.

Name	Position	Age	Position Since
Glenn L. Argenbright	President and Chief Executive Officer	40	2001
Kris Shah	President, Litronic Subsidiary	66	2004
Jon C. Engman	Chief Financial Officer	42	2002
Gregory C. Jensen	Chief Technology Officer	38	2000
Steven D. Rishel	Senior Vice President of Operations	54	2004
Timothy A. Wudi	Chief Marketing Officer	56	2004

Glenn L. Argenbright – for a biographical summary of Mr. Argenbright, see the “Directors” section of this Item 10.

Kris Shah – for a biographical summary of Mr. Shah, see the “Directors” section of this Item 10.

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

Steven D. Rishel has served as Saflink’s senior vice president of operations since October 2004. Since joining us in October 2003, Mr. Rishel has served in various capacities, including as our chief operating officer and vice president of customer services. As senior vice president of operations, Mr. Rishel leads our technical support, implementation services, technical training, fulfillment and information technology departments. Prior to joining us, Mr. Rishel ran Paragon Operations Partnership, offering consulting services to technology companies in the areas of support operations, supply chain management, order fulfillment, and cross-functional integration. Mr. Rishel has extensive experience in executive management, including roles of increasing responsibility at Captaris, Inc., a software company specializing in voice and fax message management, finishing his over ten year tenure there as senior vice president of operations.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that Messrs. Cilluffo, Faurer, Fornell, Hutchison, Kiphart and Neilson each filed one late report with respect to one transaction.

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2005, 2004 and 2003, by our chief executive officer and our five other most highly compensated executive officers:

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)		Shares Underlying Options (#)	All Other Compensation
Glenn L. Argenbright President and Chief Executive Officer	2005 2004 2003	$239,231 222,449 216,539	— 40,789 —	— — —	— 757,839 —	(1)	— — 436,120	$	— — 22,183

Jon C. Engman Chief Financial Officer and Secretary	2005 2004 2003	$189,391 167,118 151,077	— 34,046 9,946	— — —	— — —		— 116,000 —		— — —

Gregory C. Jensen Chief Technology Officer	2005 2004 2003	$184,407 169,885 155,000	— 18,627 —	— — —	— — —		— — —		— — —

Timothy A. Wudi(2) Chief Marketing Officer	2005 2004 2003	$184,407 71,053 —	$55,500 18,000 —	— — —	— — —		125,000 250,000 —		— — —

Kris Shah(3) President, Litronic Subsidiary	2005 2004 2003	$232,000 87,380 —	— — —	— — —	— 500,000 —	(4)	— 500,000 120,000		— — —

Steven D. Rishel(5) Senior Vice President of Operations	2005 2004 2003	$184,407 149,476 24,200	— — —	— — —	— — —		— 100,000 125,000		— — —

(1)	As of the end of fiscal 2005, Mr. Argenbright held an aggregate of 301,928 shares of restricted stock with an aggregate value of $238,523, based upon the last sale price reported for our common stock on the Nasdaq Capital Market on December 30, 2005. We may reacquire Mr. Argenbright’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before June 23, 2007. Mr. Argenbright will receive any dividends paid on his shares of restricted common stock.
(2)	Mr. Wudi joined us in August 2004 as our chief marketing officer.
(3)	Mr. Shah joined us in August 2004 as president of Litronic, Inc., our wholly-owned subsidiary, in connection with our acquisition of SSP Solutions, Inc.
(4)	As of the end of fiscal 2005, Mr. Shah held an aggregate of 500,000 shares of restricted stock with an aggregate value of $395,000, based upon the last sale price reported for our common stock on the Nasdaq Capital Market on December 30, 2005. We may reacquire Mr. Shah’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before August 9, 2006. Mr. Shah will receive any dividends paid on his shares of restricted common stock.
(5)	Mr. Rishel joined us in October 2003, and has served as our senior vice president of operations since October 2004.

Stock Options Granted in Fiscal 2005

The following table provides the specified information concerning grants of options to purchase shares of our common stock made during the fiscal year ended December 31, 2005, to the persons named in the summary compensation table.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Shares Underlying Options Granted (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Shares (3)	Expiration Date	Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%

Repriced Grants:
Glenn L. Argenbright	8,572	0.1%	$0.79	2/15/2011	1,871	4,134
Glenn L. Argenbright	35,715	0.4%	$0.79	6/29/2011	7,795	17,225
Glenn L. Argenbright	217,665	2.7%	$0.79	2/11/2012	58,481	132,674
Glenn L. Argenbright	436,120	5.5%	$0.79	2/25/2013	140,260	326,866
Jon C. Engman	182,000	2.3%	$0.79	4/29/2012	48,899	110,935
Jon C. Engman	116,000	1.5%	$0.79	6/23/2014	43,754	104,798
Timothy A. Wudi	75,000	0.9%	$0.79	8/4/2014	32,666	80,458
Timothy A. Wudi	175,000	2.2%	$0.79	8/4/2014	76,221	187,736
Kris Shah	15,750	0.2%	$0.79	8/1/2012	5,065	11,804
Kris Shah	120,000	1.5%	$0.79	7/31/2013	45,263	108,412
Kris Shah	500,000	6.3%	$0.79	8/9/2014	217,775	536,389
Gregory C. Jensen	477	0.0%	$0.79	11/18/2006	19	38
Gregory C. Jensen	715	0.0%	$0.79	3/11/2008	58	119
Gregory C. Jensen	6,429	0.1%	$0.79	9/8/2009	1,095	2,357
Gregory C. Jensen	7,112	0.1%	$0.79	1/17/2010	1,211	2,608
Gregory C. Jensen	38,572	0.5%	$0.79	6/29/2011	8,419	18,603
Gregory C. Jensen	231,000	2.9%	$0.79	2/11/2012	62,064	140,802
Steven D. Rishel	125,000	1.6%	$0.79	10/24/2013	47,149	112,929
Steven D. Rishel	100,000	1.3%	$0.79	6/23/2014	37,719	90,344

New Grants:
Timothy A. Wudi	125,000	1.6%	$0.78	11/22/2015	65,389	161,874

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules, and therefore are not intended to forecast possible future appreciation, if any, in our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2)	The options to purchase 125,000 shares of our common stock granted to Timothy A. Wudi was pursuant to our 2000 stock incentive plan and has a ten year term. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous service to us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options. All other option grants listed were repricings of outstanding options to $0.79 per share at December 31, 2005.
(3)	All options were granted or repriced at market value on the date of grant or repricing.

Stock Option Exercises and Fiscal 2005 Year-End Values

The following table provides the specified information concerning exercises of options to purchase shares of our common stock in the fiscal year ended December 31, 2005, and unexercised options held as of December 31, 2005, by the persons named in the summary compensation table. There were no exercises of options by the persons named in the summary compensation table during the fiscal year ended December 31, 2005.

AGGREGATED OPTION FISCAL YEAR-END VALUES

	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable(2)	Unexercisable	Exercisable	Unexercisable
Glenn L. Argenbright	698,072	—	—	—
Jon C. Engman	298,000	—	—	—
Timothy A. Wudi	375,000	—	$1,250	—
Kris Shah	635,750	—	—	—
Gregory C. Jensen	284,305	—	—	—
Steven D. Rishel	225,000	—	—	—

(1)	Stock options are valued based upon the last reported sale price of a share of our common stock as reported on the Nasdaq Capital Market on December 30, 2005 ($0.79 per share).
(2)	All options were granted pursuant to our 2000 stock incentive plan. Options granted under our 2000 stock incentive plan generally become vested on a monthly basis over a 36-month period, but are not exercisable until optionee has been employed with us for nine months, and they remain exercisable subject to the optionee’s continuous service to us. Under our 2000 stock incentive plan, our board of directors retains discretion to modify the terms, including the prices, of outstanding options.

Compensation of Directors

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. Our board of directors, after consultation with an independent compensation consulting firm and based on competitive data and the analysis of the consultation firm, determined the cash and equity compensation structure as set forth below to be paid to members of the board of directors and committees of the board of directors who are not employees:

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

On November 9, 2005, the board of directors appointed Mr. Neilson to serve as non-executive co-chairman of the board. Mr. Neilson will receive an initial annual salary of $140,000 for his services as non-executive co-chairman of the board. In connection with his appointment, we granted a non-statutory option to purchase 300,000 shares of our common stock under our 2000 stock incentive plan to Mr. Neilson at an exercise price of $0.92 per share, which equals the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the day prior to the date of grant. Effective December 31, 2005, the exercise price was reduced to $0.79 per share and the vesting was accelerated such that the options were immediately exercisable. The option is exercisable for a period of ten years.

The aggregate compensation paid to our non-employee directors during 2005 is detailed in the following table:

NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Director	Annual Retainer ($)	Chairperson Retainer ($)	Meeting Fees ($)	Stock Options (#)
Frank J. Cilluffo (1)	55,000	—	—	50,000
Lincoln D. Faurer	40,000	—	4,000	40,000
Gordon E. Fornell	70,000	20,000	6,000	40,000
Asa Hutchinson	40,000	—	—	80,000
Richard P. Kiphart	40,000	20,000	2,500	40,000
Steven M. Oyer	70,000	20,000	6,000	40,000

(1)	We paid $60,000 in consulting fees during 2005 to The Pennant Group, formerly known as Campbell, Cilluffo & Furlow, LLC, for consulting services that are focused on the Homeland Security sector. Mr. Cilluffo is a principal of The Pennant Group. The term of the original agreement was from June 10, 2005, through December 10, 2005. We subsequently extended the term of the agreement through March 31, 2006, and we paid an additional $40,000 in consulting fees during 2006. We also reimbursed the firm for its reasonable expenses incurred in providing services to us and to negotiate an appropriate success fee in the event that the firm facilitates the successful teaming of us with another company to our benefit. In addition, we granted non-statutory options to purchase 10,000 shares of our common stock under our 2000 stock incentive plan to each of the three principals of the firm, including to Mr. Cilluffo. The options have an exercise price of $1.79 per share, which equals the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the day prior to the date of grant, and are exercisable for a period of ten years.

Employment Contracts and Change-in-Control Arrangements

Employment Contracts

In June 2001, we entered into an employment agreement with Mr. Argenbright, our president and chief executive officer. The agreement provides for the payment to Mr. Argenbright of an initial $100,000 minimum base annual salary, a $5,000 signing bonus, and a $100,000 bonus based on the achievement of certain objectives. Pursuant to the agreement, Mr. Argenbright was granted an option under our 2000 stock incentive plan to purchase 35,715 shares of our common stock. Mr. Argenbright is also entitled to receive the equivalent of twelve months’ base salary if his employment with us is terminated for any reason other than cause or if the board of directors appoints someone else to the position of chief executive officer. Upon the recommendation of the compensation committee, our board of directors has approved various modifications to Mr. Argenbright’s compensation since 2001, including an increase in his base salary to $240,000 effective as of June 22, 2004, and certain potential cash bonuses tied to our performance and targeted revenue objectives. On June 23, 2004, our board of directors also granted Mr. Argenbright a stock purchase right with respect to 301,928 shares of restricted common stock under our 2000 stock incentive plan, which he immediately exercised in full in exchange for his past service rendered to us.

On April 30, 2002, we entered into an employment agreement with Mr. Engman, our chief financial officer. The agreement provides for the payment to Mr. Engman of an initial annual salary of $140,000. Pursuant to the agreement, Mr. Engman was also granted an option to purchase 182,000 shares of our common stock. In accordance with the terms of the agreement, Mr. Engman’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Engman’s annual salary to $190,000 effective as of June 22, 2004.

On April 14, 2000, we entered into an employment agreement with Mr. Jensen, our chief technology officer. The agreement provides for the payment to Mr. Jensen of an initial annual salary of $138,000. In accordance with the terms of the agreement, Mr. Jensen’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Jensen’s annual salary to $185,000 effective as of June 22, 2004.

On October 23, 2003, we entered into an employment agreement with Mr. Rishel, our senior vice president of operations. The agreement provides for the payment to Mr. Rishel of an initial annual salary of $142,000. In accordance with the terms of the agreement, Mr. Rishel’s employment with us is “at will” and his employment may be terminated anytime with or without cause. Upon the recommendation of the compensation committee, our board of directors approved an increase in Mr. Rishel’s annual salary to $185,000 effective as of June 22, 2004.

On July 30, 2004, we entered into an employment agreement with Mr. Wudi, our chief marketing officer. The agreement provides for the payment to Mr. Wudi of an initial annual salary of $185,000. Mr. Wudi received an initial sign-on bonus of $18,000 and was granted an option to purchase 175,000 shares of our common stock. He also became eligible to receive an annual bonus of 35% of his annual base salary and the right to earn an additional option grant of 75,000 shares of our common stock, if he achieved certain objectives or milestones as defined by our chief executive officer. In accordance with the terms of the agreement, Mr. Wudi’s employment with us is “at will” and his employment may be terminated anytime with or without cause.

On August 5, 2004, we entered into an employment agreement with Mr. Shah, president of Litronic, Inc., our wholly-owned subsidiary. The agreement has a two-year term and provides for the payment to Mr. Shah of an initial annual salary of $232,000. Pursuant to the agreement, Mr. Shah was granted an option to purchase 500,000 shares of our common stock and a stock purchase right with respect to 500,000 shares of restricted common stock under our 2000 stock incentive plan, which he immediately exercised in full in exchange for his past service rendered to us. In the event of a change in control or if Mr. Shah’s employment is terminated without cause, for good reason, or as a result of his death or disability, his restricted stock will fully vest and our right to repurchase these shares will lapse. Mr. Shah is also entitled to receive a lump sum severance payment equal to the greater of twelve months’ base salary or his final base salary for the remainder of the two-year period of the agreement if his employment with us is terminated for any reason other than for cause. During the period of time to which the severance payments pertain, we agreed to pay the premiums to continue group medical and dental insurance coverage for Mr. Shah and his family.

Change-in-Control Arrangements

Retention Agreements. In addition to the employment arrangements described above, we have entered into retention agreements with each of Messrs. Engman, Jensen, Wudi and Rishel. These retention agreements provide that if the employee is terminated as a result of an involuntary termination (as defined in the retention agreements), then he or she shall be entitled to receive the compensation, accrued but unused vacation and benefits earned through the date of termination of employment, and severance payments equal to four or six months’ salary, depending on the executive, payable in accordance with our standard payroll practices. However, if the employee is terminated as a result of an involuntary termination within two months prior to, upon or within twelve months following a change-of-control, then he or she will be entitled to receive the following: (a) the compensation, accrued but unused vacation and benefits earned through the date of termination; (b) severance payments equal to four months salary, payable in a lump sum within thirty days of the date of termination; (c) vesting of 100% of any unvested options as of the date of termination; (d) for a period of up to twelve months after the date of termination, reimbursement of any COBRA premiums paid by the employee for continued group health insurance coverage of employee and his or her dependents; and (e) the laptop or other portable computer device used by the employee, if any, as of the date of termination.

On April 27, 2006, we amended Mr. Engman’s retention agreement to provide that if Mr. Engman’s employment is terminated as a result of an involuntary termination, death or disability within one year from the date of the agreement, then he is entitled to receive a lump sum severance payment equal to twelve months’ salary. In addition, if Mr. Engman terminates his employment by voluntary resignation within one year from the date of the agreement and he provides us at least 60-days notice prior to such termination, he is entitled to receive the severance payments and benefits listed above. All other terms of the retention agreement remain unchanged.

2000 Stock Incentive Plan. Pursuant to our 2000 stock incentive plan, in the event of a change-in-control, if the acquiring company does not assume, or substitute new options for, all outstanding options, all shares subject to outstanding options will become fully vested and exercisable prior to the change-in-control.

Restricted Stock. On June 23, 2004, Mr. Argenbright acquired 301,928 restricted shares of our common stock. We may reacquire Mr. Argenbright’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before June 23, 2007. In the event of a change in control, these shares will become unrestricted and will no longer be subject to a right of repurchase. On August 9, 2004, Mr. Shah acquired 500,000 restricted shares of our common stock. We may reacquire Mr. Shah’s shares of restricted common stock in the event that his service is terminated for cause, or if he voluntarily ceases to provide services to us without good reason, before August 9, 2006. In the event of a change in control, these shares will become unrestricted and will no longer be subject to a right of repurchase.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 14, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each member of our board of directors, (iii) each executive officer named in the summary compensation table, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned	Number of Shares Underlying Convertible Securities (2)	Total Number of Shares Beneficially Owned (3)	Percent of Common Stock (4)
North Sound Capital LLC (5) 20 Horseneck Lane Greenwich, CT 06830	9,440,922	—	9,440,922	10.62%
Richard P. Kiphart (6)	7,392,394	1,830,563	9,222,957	10.16%
SDS Capital Group SPC, Ltd. (7) 53 Forest Avenue, Suite 202 Greenwich, CT 06870	6,754,936	—	6,754,936	7.60%
Kris Shah (8)	3,961,725	635,750	4,597,475	5.13%
Glenn L. Argenbright	333,500	703,536	1,037,036	1.16%
Frank J. Cilluffo	—	76,666	76,666	*
Lincoln D. Faurer	—	66,666	66,666	*
Gordon E. Fornell	—	161,666	161,666	*
Asa Hutchinson	—	69,999	69,999	*
Steven M. Oyer	10,000	288,857	298,857	*
Jon C. Engman	—	319,111	319,111	*
Gregory C. Jensen	—	307,318	307,318	*
Trevor Neilson	—	373,054	373,054	*
Steven D. Rishel	15,000	256,249	271,249	*
Timothy A. Wudi	—	385,416	385,416	*
Directors and executive officers as a group (13 persons)	11,712,619	5,474,851	17,187,470	18.21%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.
(3)	Represents the aggregate number of shares beneficially owned by each stockholder.
(4)	Calculated on the basis of 88,908,229 shares of common stock outstanding as of April 14, 2006, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 14, 2006, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(5)	Based on a Schedule 13G/A filed by North Sound Capital LLC with the SEC on February 14, 2006. North Sound Capital LLC is the investment advisor to North Sound Legacy International Ltd. and the managing member of North Sound Legacy Institutional Fund LLC, and has shared power to vote and shared dispositive power with respect to shares held by North Sound Legacy International Ltd. and North Sound Legacy Institutional Fund LLC. Thomas McAuley is the manging member of North Sound Capital LLC.

(6)	Includes 1,760,564 shares of common stock underlying the principal balance of, and estimated interest on, a convertible promissory note. Mr. Kiphart’s mailing address is c/o William Blair & Company, L.L.C., 222 West Adams Street, Chicago, IL 60606.
(7)	Based on a Schedule 13D/A filed by SDS Capital Group SPC, Ltd. with the SEC on April 10, 2006. SDS Management, LLC is the investment manager of SDS Capital Group SPC, Ltd. Steven Derby is the sole managing member of SDS Management, LLC and has shared power to vote and dispositive power with respect to all of the shares reported by SDS Capital Group SPC, Ltd. SDS Management, LLC, an affiliate of SDS Merchant Fund, L.P., has acted as an advisor to S.A.C. Capital Associates, LLC.
(8)	Includes 2,939,363 shares held by the Kris and Geraldine Shah Family Trust, of which Mr. Shah and his wife are the trustees and beneficiaries; and 261,181 shares held by the Chandra L. Shah Trust, of which Mr. Shah is the trustee. Mr. Shah’s mailing address is c/o Saflink Corporation, 777 108th Avenue NE, Suite 2100, Bellevue, WA 98004.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These are our 1992 stock incentive plan and our 2000 stock incentive plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005:

Plan Category(1)	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,379,522	$1.05	2,834,448	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	7,379,522	$1.05	2,834,448

(1)	The information presented in this table excludes options we assumed in connection with acquisitions of other companies. As of December 31, 2005, 1,127,858 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $1.57 per share.
(2)	The number of shares that may be optioned and sold under our 2000 stock incentive plan is increased such that the maximum number of shares available to be optioned and sold under the plan is equal to the lesser of (i) 15,000,000 shares of our common stock or (ii) 20% of the number of shares of our common stock (on an as converted basis) outstanding on the immediately preceding December 31. On December 31, 2005, there were 106,368,221 shares of common stock outstanding (on an as converted basis).

Item 13. Certain Relationships and Related Transactions.

We paid $60,000 in consulting fees during 2005 to The Pennant Group, formerly known as Campbell, Cilluffo & Furlow, LLC, for consulting services that are focused on the Homeland Security sector. Mr. Cilluffo is a principal of The Pennant Group. The term of the original agreement was from June 10, 2005, through December 10, 2005. We subsequently extended the term of the agreement through March 31, 2006, and we paid an additional $40,000 in consulting fees during 2006. We also reimbursed the firm for its reasonable expenses incurred in providing services to us and to negotiate an appropriate success fee in the event that the firm facilitates the successful teaming of us with another company to our benefit. In addition, we granted non-statutory options to purchase 10,000 shares of our common stock under our 2000 stock incentive plan to each of the three principals of the firm, including to Mr. Cilluffo. The options have an exercise price of $1.79 per share, which equals the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the day prior to the date of grant, and are exercisable for a period of ten years.

On December 31, 2005, we amended the convertible promissory note, dated November 19, 2003, held by Mr. Kiphart, the co-chairman and lead independent director of our board of directors. Under the terms of the promissory note, the unpaid principal and any unpaid and accrued interest were due and payable by us on December 31, 2005. The amendment, which was approved by the audit committee of the board of directors, revised the maturity date of the promissory note such that the unpaid principal and any unpaid and accrued interest are due and payable by us on the earlier of (i) December 31, 2006, and (ii) upon demand on or after the date of the closing of any strategic or financing transaction that generates at least $20,000,000 of additional working capital for us. The amendment also revised the conversion rate at which, under certain circumstances, the unpaid principal and any unpaid and accrued interest under the promissory note convert into shares of our common stock from $1.67 to $0.71. The amendment did not otherwise change any terms of the promissory note or the principal balance of the promissory note.

On December 31, 2005, our board of directors, upon the recommendation of the compensation committee, approved the acceleration of vesting of all unvested options to purchase shares of our common stock that are held by employees. The acceleration was effective as of December 31, 2005. Options to purchase approximately 2.0 million shares of our common stock were subject to this vesting acceleration. The number of shares subject to the accelerated options remained unchanged. The accelerated options included options held by our executive officers to purchase 918,637 shares of our common stock. Options granted to our non-employee directors as compensation for their service as member of the board of directors were excluded from the acceleration.

On December 31, 2005, our board of directors, upon the recommendation of the compensation committee, approved the amendment of all outstanding options to purchase shares of our common stock held by employees with an exercise price greater than $0.79 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on December 30, 2005. As a result of the amendment, effective as of December 31, 2005, the exercise price of each such option was reduced to $0.79 per share. The repriced options included options held by our executive officers to purchase 2,691,127 shares of our common stock with a weighted average exercise price of $2.30 per share. Options granted to our non-employee directors as compensation for their service as members of the board of directors were excluded from the repricing.

On November 22, 2005, we amended the notice of grant of stock purchase right, dated August 9, 2004, with Mr. Shah, a member of our board of directors and president of Litronic, Inc., our wholly-owned subsidiary. Under the original agreement, a portion of the shares of common stock subject to the stock purchase right would become vested once Mr. Shah has provided 12 months of continuous service to us from the date of grant, and the remaining shares of common stock would become vested after 24 months of continuous service. The amendment provides that all of the shares of common stock subject to the stock purchase right will become vested once Mr. Shah has provided 24 months of continuous service to us from the date of grant. All other terms of the stock purchase right remain unchanged.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2005, and 2004, by KPMG LLP, our independent auditors:

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$529,200	$562,775
Audit-Related Fees	$—	$—
Tax Fees (2)	$20,900	$18,000
All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

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

For the fiscal years ended December 31, 2005, and 2004, the audit committee pre-approved all services described above in the captions Audit Fees and Tax Fees. For fiscal 2005, no hours expended on KPMG LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of KPMG LLP.

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

Date: May 1, 2006

	By:	/s/ Glenn L. Argenbright
Glenn L. Argenbright
President, Chief Executive
Officer and Director