Form 10-Q
period 2006-03-31
SAFLINK CORP
filed 2006-05-10
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 88,908,229 shares of Saflink Corporation’s common stock outstanding as of May 3, 2006.

Saflink Corporation

FORM 10-Q

For the Quarter Ended March 31, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,757	$15,217
Accounts receivable, net	438	692
Inventory	717	563
Prepaid expenses and other current assets	1,060	841

Total current assets	11,972	17,313
Furniture and equipment, net of accumulated depreciation of $2,855 and $2,706 as of March 31, 2006, and December 31, 2005, respectively	1,122	1,018
Goodwill	46,223	75,923
Intangible assets, net of accumulated amortization of $4,858 and $4,162 as of March 31, 2006, and December 31, 2005, respectively	19,152	19,848

Total assets	$78,469	$114,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,265	$1,204
Accrued expenses	2,450	2,150
Convertible note payable to related party	1,250	1,250
Other current obligation	765	765
Deferred revenue	109	174

Total current liabilities	5,839	5,543
Deferred tax liability	153	140

Total liabilities	5,992	5,683
Stockholders’ equity:
Common stock	889	889
Additional paid-in capital	269,543	269,256
Deferred stock-based compensation	—	(541)
Accumulated deficit	(197,955)	(161,185)

Total stockholders’ equity	72,477	108,419

Total liabilities and stockholders’ equity	$78,469	$114,102

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenue:
Product	$756	$1,178
Service	101	1,006

Total revenue	857	2,184
Cost of revenue:
Product	327	406
Service	126	618
Amortization of intangibles	671	671

Total cost of revenue	1,124	1,695

Gross profit (loss)	(267)	489

Operating expenses:
Product development	2,419	2,312
Sales and marketing	1,878	2,312
General and administrative	2,057	2,301
Impairment loss on goodwill	29,700	—
Impairment loss on intangible assets	—	900

Total operating expenses	36,054	7,825

Operating loss	(36,321)	(7,336)

Interest expense	(39)	(38)
Other income, net	112	87
Change in fair value of outstanding warrants	—	145

Loss before income taxes	(36,248)	(7,142)
Income tax provision (benefit)	13	(311)

Net loss	(36,261)	(6,831)
Modification of outstanding warrants	(509)	—

Net loss attributable to common stockholders	(36,770)	(6,831)

Basic and diluted net loss per common share attributable to common stockholders	$(0.42)	$(0.09)
Weighted average number of common shares outstanding	88,095	78,921

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(36,261)	$(6,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	302	465
Depreciation and amortization	847	836
Impairment loss on goodwill	29,700	—
Impairment loss on intangible assets	—	900
Change in fair value of outstanding warrants	—	(145)
Deferred taxes	13	(311)
Changes in operating assets and liabilities:
Accounts receivable, net	254	(40)
Inventory	(154)	29
Prepaid expenses and other current assets	(219)	89
Accounts payable	61	(231)
Accrued expenses	300	(107)
Deferred revenue	(65)	(149)

Net cash used in operating activities	(5,222)	(5,495)
Cash flows from investing activities:
Purchases of property and equipment	(255)	(30)

Net cash used in investing activities	(255)	(30)
Cash flows from financing activities:
Proceeds from exercises of stock options	17	220

Net cash provided by financing activities	17	220

Net decrease in cash and cash equivalents	(5,460)	(5,305)
Cash and cash equivalents at beginning of period	15,217	22,217

Cash and cash equivalents at end of period	$9,757	$16,912

Supplemental disclosure of cash flow information:
Modification of outstanding warrants	509	—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of Saflink Corporation and its wholly-owned subsidiaries, Saflink International, Inc. and Litronic, Inc. (together, the “Company” or “Saflink”). The balance sheet at December 31, 2005, has been derived from the Saflink audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Saflink Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2006.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

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

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company recognizes revenue for these types of arrangements as services are rendered using the percentage-of-completion method with progress-to-complete usually measured using labor hour or labor cost inputs. The Company believes that these input measures more accurately reflect its progress on projects accounted for under SOP 81-1, as opposed to output measures, which are generally difficult to establish for the projects in which the Company is engaged. The Company periodically reviews cost estimates on percentage-of-completion contracts and records adjustments in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. A number of internal and external factors can affect the Company’s estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

The Company assesses the impairment of goodwill, in accordance with guidance provided by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), on an annual basis or whenever events or changes in circumstances indicate that the fair value of the reporting unit to which goodwill relates is less than the carrying value. Factors the Company considers important that could trigger an impairment review include the following:

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

The Company also assesses the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors exist that might cause impairment to the carrying value. The Company compares the fair value of each intangible asset group, which is determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset group. If the Company were to determine that the fair value of an intangible asset was less than its carrying value, based upon the

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

discounted cash flow valuation, the Company would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset.

The Company has significant goodwill on its balance sheet related to previous business combinations. The assessment of goodwill includes using a discounted cash flow approach that requires estimates of future revenue, costs and discount rates, as well as analysis of the Company’s market capitalization. Factors the Company uses to determine appropriate estimates for revenue include, but are not limited to, historical trends, potential market size and market share, and competitor pricing and gross margins, while using reasonable estimates of headcount, operating expenses and capital expenditures to support the revenue forecasts. These estimates have a significant effect on the Company’s financial statements and changes to these estimates could significantly affect the amount of goodwill on the Company’s balance sheet.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its undiscounted estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

In connection with the preliminary testing of goodwill under SFAS 142, the Company also tested its long-lived assets for impairment under SFAS 144 as of March 31, 2006, and determined that no impairment existed.

Valuation of Outstanding Warrants

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), the Company classified certain warrants to purchase shares of its common stock as a liability because they contain characteristics of debt. The Company values the outstanding warrants using a Black-Scholes model and uses estimates for an expected dividend yield, a risk-free interest rate, and price volatility of its common stock. Each interim period and year end, as long as the warrants are outstanding and contain characteristics of debt, the warrants will be revalued, but not below their cash

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

redemption value, and any difference from the previous valuation date will be recognized as a change in fair value of outstanding warrants in the Company’s statement of operations.

Reclassifications

Certain reclassifications, including stock-based compensation expense, were made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Stock-Based Compensation

The Company maintains the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”) under which it may grant stock options and restricted stock awards to employees, non-employee directors and consultants. Generally, these awards vest monthly over a 36 month term and expire ten years from the date of grant. There were 15,000,000 shares authorized and 1,638,228 shares reserved for future issuance under the 2000 Plan as of March 31, 2006. On August 25, 2005, the Company’s stockholders approved the Saflink Employee Stock Purchase Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock, subject to appropriate adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization or similar change in the capital structure of the Company, or in the event of any merger, sale of assets or other reorganization. Generally, each purchase period under the Plan will be for a period of six months, with the purchase date being the last day of the purchase period and the purchase price will be no less than 95% of the fair value of the Company’s common stock on the purchase date. The Company has not yet commenced the initial purchase period under the Plan.

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, when the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There was no realized excess tax benefits in the three months ended March 31, 2006.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Determining Fair Value Under SFAS 123R

Valuation and Amortization Method. The Company estimates the fair value of stock-based awards granted using the Black-Scholes-Merton (BSM) option valuation model. Generally, these awards have an exercise price that is equal to the fair value of the Company’s common stock at the date of grant with monthly vesting over a 36 month term, no post-vesting restrictions and expire ten years from the date of grant. The Company amortizes the fair value of all stock option awards using the single option valuation approach over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules, exercise behavior and post-vesting cancellations.

Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor the Company uses in the BSM option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the award. Certain historical periods that have characteristics that the Company does not expect in the future have been given less weight when calculating expected volatility.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the BSM option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the BSM option valuation model.

Expected Forfeitures. Due to the monthly vesting schedules associated with the Company’s stock option grants, the Company is using actual forfeitures in determining stock-based compensation expense as the Company asserts that the difference between using actual forfeitures versus using an estimated forfeiture rate that is trued up at every vesting date would be insignificant.

The fair value for each option grant was estimated at the date of the grant using a BSM option pricing model based on the following weighted average assumptions:

	For the three months ended March 31,
	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.6%	4.0%
Volatility	96%	129%
Expected life (years)	6.1	6.0
Fair value of options granted	$0.64	$1.84

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock-based compensation Under FAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards under FAS 123R for the three months ended March 31, 2006, which was incurred as follows (in thousands):

Three months ended March 31, 2006
Stock-based compensation:
Product development	$28
Sales and marketing	19
General and administrative	255

Total stock-based compensation	$302

No compensation cost was capitalized as part of an asset during the three months ended March 31, 2006.

At March 31, 2006, the Company had 1.6 million non-vested stock options that had a weighted average grant date fair value of $0.67. As of March 31, 2006, the Company had $1.5 million of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. The Company expects to recognize this cost over a weighted average period of 1.2 years.

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its condensed consolidated financial statements for the three months ended March 31, 2006 (in thousands, except per share amounts):

	Three months ended March 31, 2006
	As Reported Following FAS 123R	If Reported Following APB 25
Condensed consolidated statement of operations:
Operating loss	$(36,321)	$(36,151)
Loss before income taxes	(36,248)	(36,078)
Net loss attributable to common stockholders	(36,770)	(36,600)
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.42)

The Company’s statement of cash flows was not affected by the adoption of SFAS 123R.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows the effect on net loss and net loss per share for the three months ended March 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” for the three months ended March 31, 2005.

Three months ended March 31, 2005
Net loss	$(6,831)
Add: Stock-based employee compensation expense included in reported net loss	465
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards and modifications	(1,980)

Pro forma net loss	(8,346)

Basic and diluted net loss per common share, as reported	(0.09)
Basic and diluted net loss per common share, pro forma	$(0.11)

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,507	$1.12
Granted	1,589	0.80
Exercised	(21)	0.79
Expired or Canceled	(392)	2.59

Outstanding at March 31, 2006	9,683	$1.01	7.3	$491

Exercisable at March 31, 2006	8,044	$1.05	6.9	$409

The Company received $17,000 in cash from the exercises of stock options during the three months ended March 31, 2006. The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 6.8 million options that had exercise prices below the $0.85 closing market price of the Company’s common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $4,000 and $311,000, respectively, determined as of the date of each exercise.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes information about employee stock options outstanding at March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $ 1.50	8,834	7.5	$0.81	7,195	$0.81
1.51 – 3.00	548	6.5	2.39	548	2.39
3.01 – 4.50	200	2.4	3.53	200	3.53
4.51 – 6.00	92	7.3	5.28	92	5.28
$6.01 – $99.00	9	0.2	13.14	9	13.14

Total	9,683	7.3	$1.01	8,044	$1.05

Non-vested Restricted Stock Awards

The Company has two outstanding non-vested, restricted grants as of March 31, 2006. Kris Shah, a member of the Company’s board of directors and President of Litronic Inc., a wholly-owned subsidiary of the Company, holds 500,000 non-vested, restricted shares of the Company’s common stock and Glenn Argenbright, the Company’s President and Chief Executive Officer, holds 301,928 non-vested, restricted shares of the Company’s common stock. Mr. Shah’s shares are scheduled to vest in total on August 9, 2006, while Mr. Argenbright’s shares are scheduled to vest in total on June 23, 2007. The compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the exercise date of the stock purchase rights. The remaining compensation expense of $409,000 at March 31, 2006, is being recorded equally over the respective remaining vesting periods. Compensation expense related to non-vested, restricted stock awards was $132,000 and $337,000 for the three months ended March 31, 2006 and 2005, respectively.

4.	Goodwill

The Company tests goodwill as of November 30th annually. However, the Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted a triggering event under SFAS 142 and has issued a preliminary estimate of loss on goodwill for the three months ended March 31, 2006. As a result of the Company’s preliminary testing, the Company believed that an impairment loss was probable and that it could reasonably estimate a goodwill impairment charge of $29.7 million. Given the volatility in the Company’s historical revenue trends, the significant decline in the Company’s market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value as of March 31, 2006, for the goodwill impairment test was the Company’s market capitalization. The Company is still in the process of finalizing its goodwill assessment but expects to complete the valuation of the impairment charge during the second quarter of 2006. Any significant adjustments to the Company’s preliminary estimate will be disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006.

The changes in the carrying value of goodwill for the three months ended March 31, 2006, is as follows (in thousands):

Balance as of December 31, 2005	$75,923
Impairment loss	29,700

Balance as of March 31, 2006	$46,223

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5.	Intangible Assets

In connection with the preliminary testing of goodwill under SFAS 142, the Company also tested its intangible assets for impairment under SFAS 144 and determined that no impairment existed. In the first quarter of 2005, the Company assessed the marketing strategy for its product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. Management estimated the fair value of these two tradenames to be zero because no future use was anticipated and the Company did not believe that a market existed for these tradenames. As a result, the Company recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005.

6.	Inventory

The following is a summary of inventory as of March 31, 2006, and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$84	$83
Work-in-process	63	49
Finished goods	570	431

	$717	$563

7.	Stockholders’ Equity

Modification of Outstanding Warrants

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by the Company as a result of the modification to the Company’s convertible note payable to a related party on December 31, 2005. Accordingly, the Company recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of the Company’s common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with the Company’s June 2005 financing was reduced from $2.50 to $0.71 per common share.

The fair value of the modification of these warrants was determined by using a Black-Scholes-Merton model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

8.	Concentration of Credit Risk and Significant Customers

One customer accounted for 22% of the Company’s revenue for the three months ended March 31, 2006, while three customers accounted for 22%, 14% and 13% of accounts receivable as of March 31, 2006. For the three months ended March 31, 2005, two customers accounted for 22% and 16% of the Company’s revenue, while one customer accounted for 32% of the Company’s accounts receivable as of December 31, 2005.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 47% of the Company’s revenue for the three months ended March 31, 2006, while these sales

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

accounted for 89% of the Company’s revenue for the three months ended March 31, 2005. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 44% and 71% of the Company’s total accounts receivable balance as of March 31, 2006, and December 31, 2005, respectively.

9.	Comprehensive Loss

For the three moths ended March 31, 2006, and 2005, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

10.	Net Loss Per Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, and a convertible promissory note. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, and a convertible note to purchase or acquire 18,594,182 and 13,478,857 shares of common stock at March 31, 2006, and 2005, respectively. In addition, there were 801,928 unvested shares of restricted common stock outstanding as of March 31, 2006, and 2005.

11.	Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. Saflink management and chief operating decision maker review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

12.	Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of Saflink’s subsidiary, Litronic, one of whom is Kris Shah, the president of Litronic and a member of the Company’s board of directors. Saflink recognized rent expense of approximately $131,000 and $129,000 for the three months ended March 31, 2006 and 2005, respectively. The lease expires in 2012.

13.	Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

14.	Liquidity and Capital Resources

The Company had working capital of $6.1 million and $11.8 million at March 31, 2006, and December 31, 2005, respectively. As of March 31, 2006, the Company’s balance of cash and cash equivalents totaled $9.8 million. The Company incurred losses from operations for both the year ended December 31, 2005, and the three months ended March 31, 2006. The Company also expects to incur additional losses for the remainder of 2006.

As a result of the capital raised during 2005, the Company believes that it will have sufficient funds to continue its operations at current levels through September 30, 2006. The Company does not have a credit line or other borrowing facility to fund its operations. To continue the current level of operations beyond September 30, 2006, the Company expects that it will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. The Company may not be able to secure additional financing on favorable terms, or at all. If the Company is unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs.

If the Company is unable to generate sufficient revenue from customer contracts, or to further reduce costs sufficiently to generate positive cash flow from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company and will depend on many factors including, but not limited to:

•	the ability to extend terms received from vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to the Company’s products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	a downturn in the economy.

15.	Subsequent Events

On April 21, 2006, the Company entered into an agreement to sublet 5,130 square feet of office space in Reston, Virginia. The Company assumed the master lease for the Reston office space in connection with its acquisition of SSP Solutions, Inc. in August 2004. The term of the sublease is April 24, 2006, through March 31, 2009. The initial base rent is $117,990 per year, subject to 5% annual adjustments throughout the term of the sublease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2005 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2006.

This quarterly report on Form 10-Q contains statements and information about management’s view of our future expectations, plans and prospects that constitute forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated, including the factors described in the section of this quarterly report on Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and identified in Item 1A of Part II entitled “Risk Factors.” We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2005.

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

The primary challenge for management is to convert our sales pipeline into revenue. We believe that we have been successful in building and managing our sales pipeline of opportunities. However, we have not been successful in converting this pipeline into significant revenue. Some of the primary challenges that can impact our success in this area include government appropriations, general market factors influencing purchasing of computer network and security solutions, a relatively long sales cycle associated with our types of solutions and services, and the relative immaturity of the biometrics market.

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. Consideration should be given to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2005. We may not be able to successfully address these risks and difficulties.

We incurred a net loss attributable to common stockholders of $36.8 million for the three months ended March 31, 2006, which included an impairment loss on goodwill of $29.7 million. This is compared to a net loss attributable to common stockholders of $6.8 million for the three months ended March 31, 2005, which included a $900,000 impairment loss on intangible assets.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three months ended March 31, 2006, and 2005: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. During the three months ended March 31, 2006, software license sales were $179,000; sales of manufactured hardware were $343,000; and sales of third party software and hardware were $234,000, while service revenue was $101,000, which is comprised of $40,000 related to fees for consulting, integration and project labor and $61,000 related to customer support and product maintenance. During the same period in 2005, software license sales were $111,000; sales of manufactured hardware were $949,000; and sales of third party software and hardware were $118,000, while service revenue was $1.0 million, which was comprised of $891,000 related to fees for consulting, integration and project labor and $115,000 related to customer support and product maintenance. Total revenue of $857,000 for the three months ended March 31, 2006, decreased $1.3 million, or 61%, from revenue of $2.2 million for the three months ended March 31, 2005. The decrease in total revenue can primarily be attributed to the absence of significant service revenue related to projects and a significant decrease in manufactured hardware revenue during the three months ended March 31, 2006.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended March 31, 2006, cost of revenue from software and manufactured hardware were $0 and $132,000, respectively. Cost of third party software and hardware was $172,000, while the cost of service revenue was $119,000. Total cost of revenue also included amortization of intangible assets of $671,000 for the three months ended March 31, 2006, which was primarily related to intangible assets acquired in the acquisition of SSP-Litronic in August 2004. During the same period in 2005, cost of revenue from software and manufactured hardware was $2,000 and $336,000, respectively, while cost of revenue from third party software and hardware, and services were $68,000 and $618,000, respectively. There also was $671,000 in amortization of intangible assets included in cost of revenue for three months ended March 31, 2005. Total cost of revenue of $1.1 million for the three months ended March 31, 2006, decreased $571,000, or 34%, from cost of revenue of $1.7 million for the same period in 2005, primarily related to the decrease in total revenue.

Our gross loss for the three months ended March 31, 2006, was $267,000, or negative 31%, compared to a gross profit of $489,000, or 22%, for the same period in 2005.

Operating Expenses

Total operating expenses for the three months ended March 31, 2006, decreased approximately $1.5 million, or 19%, to $6.4 million from $7.8 million for the same period in 2005. The overall decrease was primarily due to the intangible asset impairment loss of $900,000 included in the results for the three months ended March 31, 2005. From a functional operating expense perspective, the overall decrease was primarily due to a $759,000 decrease in compensation and related benefits, which was offset by a $203,000 increase is legal and professional services, primarily related to higher legal fees in connection with our settlement agreement with Digital Persona.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2006, as compared to the same period in 2005 (in thousands):

	$ Change	% Change
Product development	$107	5%
Sales and marketing	(434)	(19)
General and administrative	(244)	(11)
Impairment loss on goodwill	29,700	—
Impairment loss on intangible assets	(900)	—

	$(28,229)	361%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design, as well as legal fees associated with protection and commercialization of our intellectual property. Product development expenses increased $107,000, or 5%, during the three months ended March 31, 2006, compared to the same period in 2005. From a functional operating expense perspective, this increase was primarily due to a $134,000 increase in other operating expenses, which is primarily comprised of research and development materials, education and training, license fees, and dues and subscriptions. The increase in the first quarter of 2006 was primarily driven by the purchase of materials used for research and development related to our work around the Registered Traveler program. This increase was offset by a $49,000 decrease in compensation and related benefits, primarily due to a 3 employee, or 4%, decrease in headcount as of March 31, 2006, when compared to March 31, 2005.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $434,000, or 19%, during the three months ended March 31, 2006, compared to the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $424,000 decrease in compensation and related benefits, a $51,000 decrease in travel and entertainment, offset by a $62,000 increase in advertising and promotion. The decrease in compensation and related benefits and travel and entertainment were primarily due to a reduction in headcount of 12 employees, or 25%, while the increase in advertising and promotion was primarily driven by an increased emphasis on recruiting value-added resellers during the quarter when compared to the first quarter of 2005.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses decreased $244,000, during the three months ended March 31, 2006, compared to the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $286,000 decrease in compensation and related benefits and a decrease of $188,000 in other expenses, which is primarily comprised of insurance expense, education and training, bank and license fees, and taxes. These decreases were offset by an increase in legal and professional services of $256,000. The decrease in compensation and benefits was primarily driven by a 6 employee, or 22%, decrease in headcount as of March 31, 2006, when compared to March 31, 2005. The decrease in other expenses was a result of a patent infringement settlement gain of $100,000 during the first quarter of 2006. The increased legal and professional fees were primarily driven by higher legal fees related to the enforcement of our intellectual property rights in connection with our settlement agreement with Digital Persona.

Impairment Loss on Goodwill—We test goodwill as of November 30th annually. However, we concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted a triggering event under Statement of Financial

Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and have issued a preliminary estimate of loss on goodwill for the three months ended March 31, 2006. As a result of our preliminary testing, we believed that an impairment loss was probable and that we could reasonably estimate a goodwill impairment charge of $29.7 million. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value as of March 31, 2006, for the goodwill impairment test was our market capitalization. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the second quarter of 2006. Any significant adjustments to our preliminary estimate will be disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Impairment Loss on Intangible Assets—There was no impairment loss on intangible assets during the three months ended March 31, 2006. During the first quarter of 2005, we decided to discontinue use of two tradenames that we acquired in connection with the SSP-Litronic acquisition. We estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during that period.

Interest expense

Interest expense for the three months ended March 31, 2006, was $39,000, compared to $38,000 for the same period in 2005. Interest expense for the three months ended March 31, 2006 and 2005, consisted of interest expense from the financing of certain insurance policies over a three month period and interest related to a convertible note payable to a related party that we assumed in the SSP-Litronic acquisition.

Other income

Other income for the three months ended March 31, 2006, was $112,000, compared to $87,000 for the same period in 2005. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The increase in interest income was due to higher cash balances during the first quarter of 2006 when compared to the same period in 2005, primarily due to net cash proceeds of $13.9 million related to our June 2005 financing.

Change in fair value of outstanding warrants

There was no change in fair value of outstanding warrants for the three months ended March 31, 2006. Change in fair value of outstanding warrants for the three months ended March 31, 2005, resulted in a gain of $145,000. The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. The $145,000 gain represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $792,000 as of March 31, 2005.

Income tax provision

We recorded an income tax expense of $13,000 for the three months ended March 31, 2006, while we recorded an income tax benefit of $311,000 for the comparable period in 2005. During the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance.

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

Modification of Outstanding Warrants

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by us as a result of the modification to our convertible note payable to a related party on December 31, 2005. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with our June 2005 financing was reduced from $2.50 to $0.71 per common share.

The fair value of the modification of these warrants was determined by using a Black-Scholes-Merton model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

Liquidity and Capital Resources

We financed our operations during the three months ended March 31, 2006, primarily from our existing working capital. As of March 31, 2006, our principal source of liquidity largely consisted of $9.8 million of cash and cash equivalents.

We expended $5.2 million in operating activities during the first three months of 2006, compared to $5.5 million for the same period in 2005. The net loss of $36.3 million for the three months ended March 31, 2006, was offset by a $29.7 million charge related to the impairment of goodwill. Other significant adjustments to the net loss were depreciation and amortization of $847,000, stock-based compensation of $302,000, a decrease in accounts receivable of $254,000, and an increase in accrued expenses of $300,000.

Net cash used in investing activities was $255,000 during the three months ended March 31, 2006, primarily related to purchases of equipment and leasehold improvements for our new executive offices that we will begin to occupy in May 2006. This is compared to $30,000 used for purchases of furniture and equipment for the same period in 2005.

Net cash provided from financing activities was $17,000 during the three months ended March 31, 2006, compared to $220,000 during the same period in 2005. The amounts received in both periods came from proceeds from stock option exercises.

As of March 31, 2006, our principal source of liquidity consisted $6.1 million of working capital, which included $9.8 million of cash and cash equivalents. This is compared to working capital of $11.8 million at December 31, 2005, which included cash of $15.2 million.

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

In connection with our acquisition of SSP-Litronic on August 6, 2004, we assumed the leases for properties in Irvine, California and Reston, Virginia. In Irvine, we lease 20,702 square feet of office space that serves as the principal office for Litronic. This lease expires in February 2012 and the lessor is KRDS, Inc., an entity that is majority-owned by three employees of Litronic, one of whom is Kris Shah, the president of Litronic, and a member of our board of directors. In Reston, we lease 5,130 square feet of office space under a lease that expires in March 2009. On April 21, 2006, we entered into an agreement to sublet this office space. The term of the sublease is April 24, 2006, through March 31, 2009. The initial base rent is $117,990 per year, subject to 5% annual adjustments throughout the term of the sublease. We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices (current)	Bellevue, Washington	15,350	6/30/2006
Saflink executive offices (beginning May 1, 2006)	Kirkland, Washington	19,456	8/31/2011
Edmonton development office	Edmonton, Alberta, Canada	8,100	3/31/2007
Charleston development office	Charleston, South Carolina	4,484	2/25/2007
Saflink Reston sales office (Campus Commons)	Reston, Virginia	6,083	4/30/2009
Litronic headquarters	Irvine, California	20,702	2/29/2012
Litronic Reston sales office	Reston, Virginia	5,130	3/31/2009

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of March 31, 2006, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2006	2007 & 2008	2009 & 2010	2011 & After
Operating leases	$5,565	$837	$2,103	$1,745	$880
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note interest	125	125	—	—	—

Total Contractual Cash Obligations	$6,940	$2,212	$2,103	$1,745	$880

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If for the three months ended March 31, 2006, and 2005, the U.S. dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our operating results would likely not be significantly affected.

We have a current liability related to warrants and the value is dependent upon the market price of our common stock. The value of these warrants is estimated using the Black-Scholes-Merton model, which incorporates the market price of our common stock as a significant variable. The value of these warrants was $765,000 at March 31, 2006, which is the cash redemption value. As long as the warrants are outstanding, this value could fluctuate each reporting period to reflect the change in fair value of these warrants from period to period. The value will increase if the stock price and volatility increase, and will decrease through the passage of time as the term of the warrants gets shorter, or if the stock price and volatility decrease. However, the value cannot fall below $765,000, the cash redemption value of the warrants. The fluctuation in value will be in the form of a gain or a loss, depending upon the estimated valuation, and will be reflected in the condensed consolidated statement of operations. If, as of March 31, 2006, the closing price of our common stock would have ended 10% higher or lower than the actual close price, our net loss would have been unaffected as the value of the warrants would not have been greater than the cash redemption value of $765,000.

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

We have accumulated net losses of approximately $198.0 million from our inception through March 31, 2006. We have continued to accumulate losses after March 31, 2006, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of May 3, 2006, 88,908,229 shares of our common stock were outstanding. In addition, there were a total of 18,582,481 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and a convertible promissory note. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, none of which, however, have exercise or conversion prices below the market price for our common stock of $0.70 as of May 3, 2006. Options to acquire 9,670,899 shares of our common stock were outstanding as of May 3, 2006, and our existing stock incentive plan had 1,649,929 shares available for future issuance as of that date.

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

We play various roles in certain large government security initiatives, which includes being a part of alliance of companies, known as the Fast Lane Option (FLO) Alliance that is pursuing various opportunities in connection with the Transportation Security Administration’s (TSA) Registered Traveler program. In addition, we have participated on the TSA’s Transportation Worker Identification Credential (TWIC) program, where our credentialing solutions accounted for a significant portion of the technology deployment for the prototype or limited deployment phase of the initiative. We have invested a substantial amount of time and resources in our efforts to participate in these and other government security initiatives, but we have not generated significant revenue from our participation in these security initiatives to date. If we are not able to generate significant revenue from our participation in these or other government programs, or if we incur substantial additional expenses related to government programs before we earn associated revenue, we may not have adequate resources to continue to operate or to compete effectively in the government or the commercial marketplace.

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

Five of our stockholders (together with their affiliates) beneficially own approximately 33% of our outstanding common stock as of May 3, 2006. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and a convertible promissory note representing the right to acquire an additional 2,676,314 shares of our common stock. If these stockholders exercised their options and warrants and converted the promissory note in full, they would own approximately 35% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

One customer accounted for 22% of our revenue, for the three months ended March 31, 2006, while two customers accounted for 16% and 10% of our revenue for the twelve months ended December 31, 2005. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 84% for the twelve months ended December 31, 2005, and 47% for the three months ended March 31, 2006. Our sales to the U.S. government are subject to risks that include:

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

ITEM 5.	OTHER INFORMATION

Material Impairment

We test goodwill as of November 30th annually. However, we concluded that the continued decline of the price of our common stock as reported on the Nasdaq Capital Market constituted a triggering event under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and have issued a preliminary estimate of loss on goodwill for the three months ended March 31, 2006. As a result of our preliminary testing, we believe that an impairment loss is probable and that we can reasonably estimate a goodwill impairment charge of $29.7 million. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the second quarter of 2006. Any significant adjustments to our preliminary estimate will be disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Amendment to Agreement with Related Party

On May 9, 2006, we executed the second amendment to our consulting agreement with The Pennant Group, formerly known as Campbell, Cilluffo & Furlow, LLC, to extend the term of the agreement through June 30, 2006, after which time the agreement will be in effect on a month-to-month basis, unless the agreement is terminated by either party upon 30 days’ advance written notice. Frank J. Cilluffo, a member of our board of directors, is a principal of The Pennant Group. All other terms of the consulting agreement remain unchanged. The Pennant Group provides consulting services to us that are focused on the Homeland Security sector. The amendment is attached as Exhibit 10.4 to this quarterly report.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	First amendment to consulting agreement by and between Saflink Corporation and The Pennant Group, dated January 25, 2006	X

10.2	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/06

10.3	Amended and Restated Retention Agreement dated April 27, 2006, by and between Saflink Corporation and Jon C. Engman*	X

10.4	Second amendment to consulting agreement by and between Saflink Corporation and The Pennant Group, dated May 9, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: May 10, 2006	By:	/S/ JON C. ENGMAN

Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	First amendment to consulting agreement by and between Saflink Corporation and The Pennant Group, dated January 25, 2006	X

10.2	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/06

10.3	Amended and Restated Retention Agreement dated April 27, 2006, by and between Saflink Corporation and Jon C. Engman*	X

10.4	Second amendment to consulting agreement by and between Saflink Corporation and The Pennant Group, dated May 9, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement