Form 10-Q
period 2006-06-30
SAFLINK CORP
filed 2006-08-09
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12413 Willows Road NE, Suite 300, Kirkland, WA 98034

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

There were 88,908,229 shares of Saflink Corporation’s common stock outstanding as of August 1, 2006.

Saflink Corporation

FORM 10-Q

For the Quarter Ended June 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,492	$15,217
Accounts receivable, net	494	692
Inventory	589	563
Prepaid expenses and other current assets	1,179	841

Total current assets	12,754	17,313
Furniture and equipment, net of accumulated depreciation of $3,005 and $2,706 as of June 30, 2006, and December 31, 2005, respectively	1,523	1,018
Debt issuance costs, net	906	—
Intangible assets, net of accumulated amortization of $5,554 and $4,162 as of June 30, 2006, and December 31, 2005, respectively	18,456	19,848
Goodwill	15,523	75,923

Total assets	$49,162	$114,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,125	$1,204
Accrued expenses	2,968	2,150
Current portion of convertible debt, net of discount	2,323	1,250
Other current obligation	569	765
Deferred revenue	133	174

Total current liabilities	7,118	5,543
Deferred tax liability	166	140
Long-term convertible debt, net of current portion and discount	2,672	—

Total liabilities	9,956	5,683
Stockholders’ equity:
Common stock	889	889
Additional paid-in capital	273,980	269,256
Deferred stock-based compensation	—	(541)
Accumulated deficit	(235,663)	(161,185)

Total stockholders’ equity	39,206	108,419

Total liabilities and stockholders’ equity	$49,162	$114,102

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Product	$786	$1,099	$1,542	$2,277
Service	158	707	259	1,713

Total revenue	944	1,806	1,801	3,990
Cost of revenue:
Product	366	470	693	876
Service	130	403	256	1,021
Amortization of intangible assets	671	671	1,342	1,342

Total cost of revenue	1,167	1,544	2,291	3,239

Gross profit (loss)	(223)	262	(490)	751

Operating expenses:
Product development	2,423	2,320	4,842	4,632
Sales and marketing	2,053	2,399	3,931	4,711
General and administrative	1,956	2,129	4,013	4,430
Impairment loss on goodwill	30,700	—	60,400	—
Impairment loss on intangible assets	—	—	—	900

Total operating expenses	37,132	6,848	73,186	14,673

Operating loss	(37,355)	(6,586)	(73,676)	(13,922)
Interest expense	(323)	(28)	(362)	(66)
Other income, net	59	74	171	161
Change in fair value of outstanding warrants	—	27	—	172

Loss before income taxes	(37,619)	(6,513)	(73,867)	(13,655)
Income tax provision (benefit)	13	13	26	(298)

Net loss	(37,632)	(6,526)	(73,893)	(13,357)
Modification of outstanding warrants	(76)	(59)	(585)	(59)

Net loss attributable to common stockholders	$(37,708)	$(6,585)	$(74,478)	$(13,416)

Basic and diluted net loss per common share attributable to common stockholders	$(0.43)	$(0.08)	$(0.85)	$(0.17)
Weighted average number of common shares outstanding	88,106	81,286	88,101	80,116

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(73,893)	$(13,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	518	867
Depreciation and amortization	1,730	1,673
Non-cash interest expense	228	—
Impairment loss on goodwill	60,400	—
Impairment loss on intangible assets	—	900
Loss on disposal of fixed assets	5	—
Change in fair value of outstanding warrants	—	(172)
Deferred taxes	26	(298)
Changes in operating assets and liabilities:
Accounts receivable, net	198	215
Inventory	(26)	57
Prepaid expenses and other current assets	(338)	404
Accounts payable	(87)	(444)
Accrued expenses	383	91
Deferred revenue	(41)	(130)

Net cash used in operating activities	(10,897)	(10,194)
Cash flows from investing activities:
Purchases of furniture and equipment	(475)	(117)
Proceeds from sale of furniture and equipment	6	—

Net cash used in investing activities	(469)	(117)
Cash flows from financing activities:
Proceeds from exercises of stock options	17	436
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	13,965
Proceeds from issuance of convertible debt, net of issuance costs	7,479	—
Warrant redemptions	(855)	—

Net cash provided by financing activities	6,641	14,401

Net increase/(decrease) in cash and cash equivalents	(4,725)	4,090
Cash and cash equivalents at beginning of period	15,217	22,217

Cash and cash equivalents at end of period	$10,492	$26,307

Supplemental disclosure of cash flow information:
Cash paid for interest	$31	$62
Modification of outstanding warrants	$585	$59
Issuance of stock options for services	$—	$27
Reclassification of warrants from liability to equity	$196	$—
Debt issuance costs included in accounts payable and accrued liabilities	$93	$—
Beneficial conversion feature related to convertible debentures	$1,655	$—
Warrants issued in connection with convertible debenture financing	$2,812	$—
Placement agent warrant issued in connection with convertible debenture financing	$337	$—
Non-cash additions to furniture and equipment	$350	$—

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

Saflink Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Kirkland, Washington.

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

Valuation of Outstanding Warrants

In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), the Company classified certain warrants to purchase shares of its common stock as a liability because they contain characteristics of debt. The Company valued the outstanding warrants using a Black-Scholes-Merton (“BSM”) option valuation model and used estimates for an expected dividend yield, a risk-free interest rate, and price volatility of its common stock. Each interim period and year end, while the warrants were outstanding and contained characteristics of debt, the warrants were revalued, but not below their cash redemption value, and any difference from the previous valuation date was recognized as a change in fair value of outstanding warrants in the Company’s statement of operations. On June 5, 2006, the warrants classified as a liability expired, and, accordingly, were no longer classified as a liability.

Reclassifications

Certain reclassifications, including stock-based compensation expense, were made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Stock-Based Compensation

The Company maintains the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”) under which it may grant stock options and restricted stock awards to employees, non-employee directors and consultants. Generally, these awards vest monthly over a 36 month term and expire ten years from the date of grant. There were 15,000,000 shares authorized and 1,862,118 shares reserved for future issuance under the 2000 Plan as of June 30, 2006. On August 25, 2005, the Company’s stockholders approved the Saflink Employee Stock Purchase Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock, subject to appropriate adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization or similar change in the capital structure of the Company, or in the event of any merger, sale of assets or other reorganization. Generally, each purchase period under the Plan will be for a period of six months, with the purchase date being the last day of the purchase period and the purchase price will be no less than 95% of the fair value of the Company’s common stock on the purchase date. The Company has not yet commenced the initial purchase period under the Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the three and six months ended June 30, 2006.

Determining Fair Value Under SFAS 123R

Valuation and Amortization Method. The Company estimates the fair value of stock-based awards granted using the BSM option valuation model. Generally, these awards have an exercise price that is equal to the fair value of the Company’s common stock at the date of grant with monthly vesting over a 36 month term, no post-vesting restrictions and expire ten years from the date of grant. The Company amortizes the fair value of all stock option awards using the single option valuation approach over the requisite service periods, which are generally the vesting periods.

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

The fair value for each option grant was estimated at the date of the grant using a BSM option valuation model based on the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.00%	4.00%	4.60%	4.00%
Volatility	95%	129%	96%	129%
Expected life (years)	6.1	6.6	6.1	6.3
Fair value of options granted per share	$0.48	$1.85	$0.63	$1.85

Stock-based compensation Under SFAS 123R

The following table summarizes stock-based compensation expense related to stock-based awards under SFAS 123R for the three and six months ended June 30, 2006, which was incurred as follows (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock-based compensation:
Product development	$30	$58
Sales and marketing	23	42
General and administrative	163	418

Total stock-based compensation	$216	$518

No compensation cost was capitalized as part of an asset during the three and six months ended June 30, 2006.

At June 30, 2006, the Company had 1.5 million non-vested stock options that had a weighted average grant date fair value of $0.65. At December 31, 2005, the Company had 223,337 non-vested stock options that had a weighted average grant date fair value of $1.04. As of June 30, 2006, the Company had $1.4 million of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. The Company expects to recognize this cost over a weighted average period of 1.2 years.

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its condensed consolidated financial statements for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As Reported Following SFAS 123R	If Reported Following APB 25	As Reported Following SFAS 123R	If Reported Following APB 25
Condensed consolidated statement of operations
Operating loss	$(37,355)	$(37,272)	$(73,676)	$(73,423)
Loss before income taxes	(37,619)	(37,536)	(73,867)	(73,614)
Net loss attributable to common stockholders	(37,708)	(37,625)	(74,478)	(74,225)
Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.43)	$(0.85)	$(0.84)

The Company’s statement of cash flows was not affected by the adoption of SFAS 123R.

The following table shows the effect on net loss and net loss per share for the three and six months ended June 30, 2005, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss attributable to common stockholders	$(6,585)	$(13,416)
Add: Stock-based employee compensation expense included in reported net loss	398	863
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards and modifications	(1,662)	(3,642)

Pro forma net loss attributable to common stockholders	(7,849)	(16,195)

Basic and diluted net loss per common share attributable to common stockholders, as reported	$(0.08)	$(0.17)
Basic and diluted net loss per common share attributable to common stockholders, pro forma	$(0.10)	$(0.20)

Stock Option Activity

The following table summarizes stock option activity:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,507	$1.12
Granted	1,706	0.79
Exercised	(21)	0.79
Expired or Canceled	(733)	2.01

Outstanding at June 30, 2006	9,459	$0.99	6.7	$—

Exercisable at June 30, 2006	7,958	$1.03	6.2	$—

The Company received $17,000 in cash from the exercises of stock options during the six months ended June 30, 2006. As of June 30, 2006, the aggregate intrinsic value of options outstanding and exercisable was zero as there were no options granted with an exercise price less than the $0.37 closing market price of the Company’s common stock at June 30, 2006. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $0 and $187,000, respectively, determined as of the date of each exercise.

The following table summarizes information about employee stock options outstanding at June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $1.50	8,648	6.8	$0.81	7,147	$0.81
1.51 – 3.00	522	6.6	2.42	522	2.42
3.01 – 4.50	197	2.2	3.51	197	3.51
$4.51 – $5.64	92	7.0	5.28	92	5.28

Total	9,459	6.7	$0.99	7,958	$1.03

Non-vested Restricted Stock Awards

The Company has two outstanding non-vested, restricted stock awards as of June 30, 2006. Kris Shah, a member of the Company’s board of directors and President of Litronic Inc., a wholly-owned subsidiary of the Company, holds 500,000 non-vested, restricted shares of the Company’s common stock and Glenn Argenbright, the Company’s President and Chief Executive Officer, holds 301,928 non-vested, restricted shares of the Company’s common stock. Mr. Shah’s shares are scheduled to vest on August 9, 2006, while Mr. Argenbright’s shares are scheduled to vest on June 23, 2007. The compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the exercise date of the stock purchase rights. The remaining compensation expense of $277,000 at June 30, 2006 is being recorded equally over the respective remaining vesting periods. Compensation expense related to non-vested, restricted stock awards was $132,000 and $263,000 for the three and six months ended June 30, 2006, respectively.

4. Goodwill

The Company tests goodwill as of November 30th annually. However, the Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted triggering events under SFAS 142 during the first and second quarters of 2006. During the process of finalizing its goodwill valuation as of March 31, 2006, the Company reduced its $29.7 million goodwill impairment loss by $2.3 million, which is a component of the Company’s impairment loss recorded in its statement of operations for the three and six months ended June 30, 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. As a result of the Company’s preliminary testing as of June 30, 2006, the Company believed that an impairment loss was probable and that it could reasonably estimate a goodwill impairment charge of $33.0 million for the three months ended June 30, 2006. Given the volatility in the Company’s historical revenue trends, the significant decline in the Company’s market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value as of June 30, 2006 for the goodwill impairment test was the Company’s market capitalization. The Company is still in the process of finalizing its goodwill assessment as of June 30, 2006, but expects to complete the valuation of the impairment charge during the third quarter of 2006. Any significant adjustments to the Company’s preliminary estimate will be disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

The changes in the carrying value of goodwill for the six months ended June 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$75,923
First quarter impairment loss	29,700
First quarter impairment adjustment	(2,300)
Second quarter impairment loss	33,000

Balance as of June 30, 2006	$15,523

5. Intangible Assets

In connection with the preliminary testing of goodwill under SFAS 142 as of June 30, 2006, the Company also tested its intangible assets for impairment under SFAS 144 and determined that no impairment existed. In the first quarter of 2005, the Company assessed the marketing strategy for its product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. Management estimated the fair value of these two tradenames to be zero because no future use was anticipated and the Company did not believe that a market existed for these tradenames. As a result, the Company recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005.

6. Inventory

The following is a summary of inventory as of June 30, 2006, and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$166	$83
Work-in-process	2	49
Finished goods	421	431

	$589	$563

7. Stockholders’ Equity

June 2006 Convertible Debenture and Warrant Issuance

On June 12, 2006, the Company raised $8.0 million in gross proceeds through a private placement of 8% convertible debentures and warrants to purchase up to 8,889,002 shares of the Company’s common stock. The warrants have an exercise price of $0.48 per share and are exercisable for a period of five years beginning December 10, 2006. The Company also issued a warrant to purchase 1,066,680 shares of its common stock, exercisable at $0.48 per share, to the placement agent for services rendered in connection with this financing.

The debentures bear interest at 8% per annum and are due December 12, 2007. The debentures are convertible into shares of the Company’s common stock at any time at a conversion rate of $0.45 per share; however, the initial conversion price is subject to adjustment in the event the Company issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the debentures. Under the terms of the purchase agreement, unless the Company obtains stockholder approval of the financing, the Company may not issue shares of its common stock upon the conversion of the debentures or upon exercise of the warrants if the number of shares of common stock so issued, when aggregated with any shares of common stock issued after June 12, 2006, upon conversion of the debentures or upon exercise of warrants issued in the financing would exceed 19.999% of the number of shares of the Company’s common stock outstanding on the date of the financing. The Company agreed to hold a stockholders meeting for the purpose of seeking stockholder approval of the financing because the common stock issuable upon conversion of the debentures and exercise of the warrants issued in the financing exceeded 15% of the Company’s common stock outstanding on the date of the financing. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. The Company may, in its discretion, elect to pay the monthly redemption amount in cash or in shares of its common stock, subject to certain conditions related to the market for shares of the Company’s common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933. Pursuant to the terms of the debentures, if a registration statement covering the resale of the conversion shares has not been declared effective by the SEC on or prior to March 9, 2007, the Company would be deemed in default and the outstanding principal amount of the debentures, plus accrued but unpaid interest, would become, at the debenture holder’s election, immediately due and payable in cash. The Company filed a registration statement on Form S-3 related to this financing with the SEC on July 7, 2006, but the registration statement has not yet been declared effective.

The Company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the convertible debentures included a beneficial conversion feature, which was valued at $1,655,000. This amount was determined by first allocating the cash proceeds received in the financing transaction to the convertible debentures and warrants on a relative fair value basis. Second, an effective conversion price on the convertible debentures was calculated based on this allocation and used to measure the intrinsic value of the embedded conversion option. The warrants were valued at $2,812,000, using the BSM option valuation model with the following assumptions: an expected dividend yield of 0%, risk-free interest rate of approximately 5%, expected volatility of 95% and contractual life of five and half years. The beneficial conversion feature and warrants were recorded as a debt discount that are being amortized to interest expense over the term of the convertible debentures using the effective interest method.

The debt issuance costs associated with this financing are recorded as a long-term asset and are being amortized over the term of the debentures to interest expense using the effective interest method. The components of the debt issuance costs include cash costs of $614,000 for legal, banking and other fees and a warrant issued to the placement agent to purchase 1,066,680 shares of the Company’s common stock valued at $337,000, using the BSM option valuation model with the same assumptions used to value the investor warrants. As of June 30, 2006, $93,000 of the total cash transaction costs were unpaid and classified in accounts payable and accrued liabilities.

The following table summarizes the activity related to the Company’s convertible debentures issued in June 2006:

Face value of convertible debentures	$8,000
Less: unamortized debt discounts	(4,255)

Total carrying value, net of debt discount June 30, 2006	$3,745

Current portion of debt, net of debt discount	$1,073
Long term portion of debt, net of debt discount	$2,672

Modification of Outstanding Warrants

On June 12, 2006, the Company amended certain warrants to purchase 2,250,000 shares of its common stock issued in connection with its June 2005 private placement. The amendment required that the Company call one hundred percent of the warrants (“called warrant shares”) if it completed a debt or equity financing for a minimum of $8.0 million in gross proceeds prior to the expiration of the warrants. In addition, the rights and privileges granted pursuant to the warrants would expire on the tenth day after the holders receive a call notice if the warrants were not exercised. In the event the warrants were not exercised with respect to the called warrant shares, the Company agreed to remit to the warrant holders $0.38 per called warrant share. The amendment did not otherwise change any terms of the warrants, including the exercise price or the number of shares issuable upon exercise of the warrants.

As a result of the $8.0 million raised in the convertible debenture and warrant issuance on June 12, 2006, and pursuant to the warrant amendments, the Company issued call notices to the holders of the called warrant shares. The warrant holders waived their right to the ten day exercise period and, accordingly, the Company remitted $0.38 per called warrant share, an aggregate of $855,000, to the warrant holders during June 2006. Due to the warrant amendments, the Company reclassified the warrants as a liability because the amended warrants then contained characteristics of debt instruments. The Company estimated the fair value of the warrants to be $0.38 per called warrant share, an aggregate of $855,000, which was the amount to be remitted to the warrant holders if the warrants were not exercised after being called and was reclassified to a liability from equity in June 2006.

As a result of the Company’s convertible debenture issuance on June 12, 2006, anti-dilution provisions contained in certain outstanding warrants issued by the Company were triggered. Accordingly, the Company recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of the Company’s common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $76,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by the Company as a result of the modification to the Company’s convertible note payable to a related party on December 31, 2005. Accordingly, the Company recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of the Company’s common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with the Company’s June 2005 financing was reduced from $2.50 to $0.71 per common share as of that date. The exercise price of these warrants was subsequently reduced to $0.45 per common share as a result of the June 2006 convertible debenture financing.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, expected volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

Series A Warrant Expiration and Redemption Notices

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with the Company’s Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date the Company notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, the Company received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, the Company has reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity.

8. Concentration of Credit Risk and Significant Customers

Four customers accounted for 12%, 12%, 11% and 10% of the Company’s revenue for the three months ended June 30, 2006, while three customers accounted for 24%, 12% and 12% of accounts receivable as of June 30, 2006. Two customers accounted for 11% and 10% of the Company’s revenue for the six months ended June 30, 2006.

Three customers accounted for 19%, 18% and 12% of the Company’s revenue for the three months ended June 30, 2005, while two of the same customers accounted for 20% and 17% of the Company’s revenue for the six months ended June 30, 2005.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 64% and 56% of the Company’s revenue for the three and six months ended June 30, 2006, respectively, while these sales accounted for 85% and 87% of the Company’s revenue for the three and six months ended June 30, 2005. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 79% and 71% of the Company’s total accounts receivable balance as of June 30, 2006, and December 31, 2005, respectively.

9. Comprehensive Loss

For the three moths ended June 30, 2006, and 2005, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

10. Net Loss Per Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, convertible debentures and a convertible promissory note. As the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, convertible debentures and a convertible note to purchase or acquire 43,644,186 and 16,493,649 shares of common stock at June 30, 2006, and 2005, respectively. There were 801,928 unvested shares of restricted common stock outstanding as of June 30, 2006, and 2005.

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

12. Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three employees of Saflink’s subsidiary, Litronic, one of whom is Kris Shah, the president of Litronic and a member of the Company’s board of directors. Saflink recognized rent expense of approximately $129,000 and $260,000 for the three and six months ended June 30, 2006. The lease expires in 2012.

13. Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14. Liquidity and Capital Resources

The Company had working capital of $5.6 million and $11.8 million at June 30, 2006, and December 31, 2005, respectively. As of June 30, 2006, the Company’s balance of cash and cash equivalents totaled $10.5 million. The Company received proceeds, net of issuance costs paid through June 30, 2006, of $7.5 million in connection with its June 2006 financing (see Note 7). However, the Company incurred losses from operations for both the year ended December 31, 2005, and the six months ended June 30, 2006. The Company also expects to incur additional losses for the remainder of 2006.

As a result of the capital raised during 2006, the Company believes that it will have sufficient funds to continue its operations at current levels through December 31, 2006. The Company does not have a credit line or other borrowing facility to fund its operations. To continue the current level of operations beyond December 31, 2006, the Company expects that it will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. The Company may not be able to secure additional financing on favorable terms, or at all. If the Company is unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs.

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

We incurred net losses attributable to common stockholders of $37.7 million and $74.5 million for the three and six months ended June 30, 2006, respectively. These results included impairment losses on goodwill of $30.7 million and $60.4 million for the three and six months ended June 30, 2006, respectively. The results for the three and six months ended June 30, 2006, are compared to net losses attributable to common stockholders of $6.6 million and $13.4 million for the three and six months ended June 30, 2005, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2005, included a $900,000 impairment loss on intangible assets. There were no impairment losses on intangible assets during the six months ended June 30, 2006.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and six months ended June 30, 2006, and 2005: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. During the three months ended June 30, 2006, software license sales were $89,000; sales of manufactured hardware were $481,000; and sales of third party software and hardware were $216,000, while service revenue was $158,000, which was entirely related to customer support and product maintenance. During the same period in 2005, software license sales were $77,000; sales of manufactured hardware were $809,000; and sales of third party software and hardware were $213,000, while service revenue was $707,000, which was comprised of $587,000 related to fees for consulting, integration and project labor and $120,000 related to customer support and product maintenance. Total revenue of $1.8 million for the six months ended June 30, 2005 decreased $2.2 million, or 55%, from revenue of $4.0 million for the six months ended June 30, 2005. Product and service revenue for the six months ended June 30, 2006 were $1.5 million and $259,000, respectively, compared to $2.3 million and $1.7 million, respectively, for the six months ended June 30, 2005. The decreases in total revenue for the three and six months ended June 30, 2006 can be primarily attributed to declining service revenue related to projects and a reduction in manufactured hardware revenue during these periods. We have de-emphasized our participation in custom integration services over the last year in favor of the development of new product offerings for the commercial and government sectors, which has resulted in lower service revenue during 2006. We believe the reduction in manufactured hardware sales, primarily related to our legacy Litronic-branded readers, was caused by decreased spending on communications infrastructure by the U.S. Government’s Department of Defense due to the diversion of funds for military needs abroad.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended June 30, 2006, cost of revenue from software and manufactured hardware were $1,000 and $205,000, respectively, cost of third party software and hardware was $160,000, while cost of service revenue was $130,000. Total cost of revenue also included amortization of intangible assets of $671,000 for the three months ended June 30, 2006, which was primarily related to intangible assets acquired in the acquisition of SSP-Litronic in August 2004. During the same period in 2005, cost of revenue from software and manufactured hardware was $1,000 and $314,000, respectively, cost of revenue from third party software and hardware was $155,000, while cost of service revenue was $403,000. There also was $671,000 in amortization of intangible assets included in cost of revenue for three months ended June 30, 2005. Total cost of revenue of $1.2 million for the three months ended June 30, 2006 decreased $377,000, or 24%, from cost of revenue of $1.5 million for the same period in 2005, primarily attributable to the decrease in total revenue. Total cost of revenue of $2.3 million for the six months ended June 30, 2006 decreased $948,000, or 29%, from cost of revenue of $3.2 million for the same period in 2005. Product and service cost of revenue for the six months ended June 30, 2006 were $693,000 and $256,000, respectively, compared to $876,000 and $1.0 million, respectively, for the six months ended June 30, 2005. Amortization of intangible assets recorded in cost of revenue was $1.3 million for the first six months of 2006 and 2005. The overall decrease in total cost of revenue can primarily be attributed to lower revenue during the first six months of 2006 when compared to the same period in 2005. However, our gross margin on hardware and third party hardware revenue decreased slightly during the six months ended June 30, 2006, which increased cost of revenue as a percentage of sales.

Our gross loss for the three months ended June 30, 2006 was $223,000, or negative 24%, compared to a gross profit of $262,000, or 15%, for the same period in 2005. Our gross loss for the six months ended June 30, 2006, was $490,000, or negative 27%, compared to a gross profit of $751,000, or 19%, for the same period in 2005.

Operating Expenses

Total operating expenses for the three months ended June 30, 2006 increased approximately $30.3 million, or 442%, to $37.1 million from $6.8 million for the same period in 2005. The overall increase was primarily due to a net impairment loss on goodwill of $30.7 million that was recorded during the three months ended June 30, 2006. The net impairment loss on goodwill for the three months ended June 30, 2006 included a $2.3 million reduction in the goodwill impairment loss for the first quarter of 2006, which was recognized upon finalization of the goodwill valuation as of March 31, 2006. Excluding the net impairment loss on goodwill, operating expenses for the three months ended June 30, 2006 decreased $416,000, when compared to the same period in 2005. From a functional operating expense perspective, excluding the impairment losses on goodwill and intangible assets, the decrease was primarily due to a $571,000 decrease in compensation and related benefits driven by headcount being reduced to 112 employees at June 30, 2006, compared to 149 employees at June 30, 2005. This decrease, however, was partially offset by a $196,000 increase is legal and professional services which was primarily related to increased fees for legal and consulting services.

Total operating expenses for the six months ended June 30, 2006 increased approximately $58.5 million, or 399%, to $73.2 million from $14.7 million for the comparable period in 2005. This increase was directly attributable to the impairment losses on goodwill of $60.4 million during the first six months of 2006. During the first six months of 2005, we recorded a $900,000 impairment loss on intangible assets, but did not incur any impairment losses related to goodwill.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2006, as compared to the same period in 2005 (in thousands):

	Three months		Six Months
	$ Change	% Change	$ Change	% Change
Product development	$103	4%	$210	5%
Sales and marketing	(346)	(14)	(780)	(17)
General and administrative	(173)	(8)	(417)	(9)
Impairment loss on goodwill	30,700	—	60,400	—
Impairment loss on intangible assets	—	—	(900)	(100)

	$30,284	442%	$58,513	399%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses increased $103,000, or 4%, during the three months ended June 30, 2006, to $2.4 million from $2.3 million for the same period in 2005. From a functional operating expense perspective, this increase was primarily due to a $49,000 increase related to outsourced hardware design costs, a $27,000 increase in occupancy costs, and a $26,000 increase in other expenses, which is primarily comprised of research and development materials, education and training, license fees, and dues and subscriptions. Despite a headcount decrease of 18 employees, or 26%, from June 30, 2005 to June 30, 2006, compensation and related benefits only decreased $17,000, because the decreased wages were offset by the fact that we had fewer revenue projects for product development personnel to work on and, therefore, less salary and wages to be allocated to cost of revenue from operating expense.

For the six months ended June 30, 2006, total product development expenses increased $210,000 compared to the same period in 2005. This increase can be primarily attributed to a $159,000 increase in other expenses related to purchases of research and development materials for the development of new product and service offerings.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $346,000, or 14%, during the three months ended June 30, 2006, compared to the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $325,000 decrease in compensation and related benefits and a $57,000 decrease in other expenses, which is primarily comprised of software license fees and maintenance, dues and subscriptions and education and training. The decrease in compensation and related benefits was primarily due to a reduction in sales and marketing headcount of 14 employees, or 29%, from June 30, 2005 to June 30, 2006, while the decrease in other expenses was driven by reduced software license fees during the quarter. These decreases were offset by a $41,000 increase in legal and professional services, primarily related to an increase in market research consulting fees for product lines currently in development.

For the six months ended June 30, 2006, total sales and marketing expenses decreased $780,000 compared to the same period in 2005. This decrease can be primarily attributed to a $748,000 decrease in compensation and related benefits due to the 29% headcount reduction from June 30, 2005 to June 30, 2006.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses decreased $173,000 during the three months ended June 30, 2006, compared to the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $230,000 decrease in compensation and related benefits and a decrease of $38,000 in other expenses, which was primarily comprised of insurance expense, education and training, bank and license fees, and taxes. The decrease in compensation and benefits was primarily driven by a reduction in general and administrative headcount of five employees, or 19%, from June 30, 2005 to June 30, 2006. The decrease in other expenses was primarily due to lower corporate taxes as a result of the amendment to decrease the number of common shares authorized for issuance from 500,000,000 to 200,000,000 in August 2005. These decreases were offset by an increase in legal and professional services of $106,000, which was primarily driven by increased corporate legal fees.

For the six months ended June 30, 2006, total general and administrative expenses decreased $417,000 compared to the same period in 2005. This decrease can be primarily attributed to a $517,000 decrease in compensation and related benefits due to the headcount reduction from June 30, 2005 to June 30, 2006, and decrease of $226,000 in other expenses, primarily the result of a patent infringement settlement gain of $100,000 during the first quarter of 2006. These decreases were offset by a $362,000 increase in legal and professional services primarily due to increased general corporate legal fees and legal fees related to the enforcement of our intellectual property rights in connection with our settlement agreement.

Impairment Loss on Goodwill—We test goodwill as of November 30th annually. However, we concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) for the first and second quarters of 2006. During the process of finalizing our goodwill valuation as of March 31, 2006, we reduced the $29.7 million goodwill impairment loss by $2.3 million, which is a component of the Company’s impairment loss recorded in its statement of operations for the three and six months ended June 30, 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. As a result of our preliminary testing as of June 30, 2006, we believed that an impairment loss was probable and that we could reasonably estimate a goodwill impairment charge of $33.0 million for the three months ended June 30, 2006. This resulted in a net impairment loss on goodwill of $30.7 million and $60.4 million for the three and six months ended June 30, 2006, respectively. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value as of June 30, 2006 for the goodwill impairment test was our market capitalization. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the third quarter of 2006. Any significant adjustments to our preliminary estimate will be disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

Impairment Loss on Intangible Assets—There was no impairment loss on intangible assets during the three and six months ended June 30, 2006. During the first quarter of 2005, we decided to discontinue use of two tradenames that we acquired in connection with the SSP-Litronic acquisition. We estimated the fair value of these two tradenames to be zero, and as such, recorded a $900,000 impairment loss on intangible assets during that period.

Interest expense

Interest expense for the three and six months ended June 30, 2006 was $323,000 and $362,000, respectively, compared to $28,000 and $66,000 for the three and six months ended June 30, 2005, respectively. Interest expense for the three and six months ended June 30, 2006 and 2005 consisted of interest expense from the financing of certain insurance policies over a three month period and interest related to a convertible note payable to a related party that we assumed in the SSP-Litronic acquisition. Due to the convertible debenture and warrant financing in June 2006, interest expense for the three and six months ended June 30, 2006 also included interest expense on the principal of $8.0 million, amortization of the debt issuance costs, which includes the fair value of the placement agent warrant, and amortization of the debt discounts related to the investor warrants and the beneficial conversion feature.

Other income, net

Other income for the three and six months ended June 30, 2006 was $59,000 and $171,000, respectively. This is compared to $74,000 and $161,000 for the three and six months ended June 30, 2005, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Change in fair value of outstanding warrants

Change in fair value of outstanding warrants for the three and six months ended June 30, 2005 resulted in gains of $27,000 and $172,000, respectively. The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. The gains during the three and six months ended June 30, 2005, represented the change in valuation from March 31, 2005 and December 31, 2004, respectively, and the estimated value of $765,000, as of June 30, 2005. There were no changes in the fair value of these warrants for the three and six months ended June 30, 2006.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, we received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, we have reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity.

Income tax provision

We recorded income tax expense of $13,000 and $26,000 for the three and six months ended June 30, 2006, respectively, while we recorded an income tax expense of $13,000 for the three months ended June 30, 2005, and an income tax benefit of $298,000 for the six months ended June 30, 2005. Income tax expense of $13,000 was recorded during the first and second quarters of 2006 and 2005, which represented the income tax effect of goodwill amortization created by our asset purchase from BSG in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%. In addition, during the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance.

Modification of Outstanding Warrants

As a result of our convertible debenture issuance on June 12, 2006, anti-dilution provisions contained in certain outstanding warrants issued by us were triggered. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

The fair value of the modification of these warrants was determined by using a Black-Scholes-Merton (“BSM”) option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $76,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by us as a result of the modification to our convertible note payable to a related party on December 31, 2005. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with our June 2005 financing was reduced from $2.50 to $0.71 per common share. The exercise price of these warrants was subsequently reduced to $0.45 per common share as a result of the June 2006 convertible debenture financing.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2006, primarily from our existing working capital, and bolstered our cash position as a result of our June 2006 convertible debenture and warrant issuance. As of June 30, 2006, our principal source of liquidity consisted of $5.6 million of working capital, which included $10.5 million of cash and cash equivalents. This is compared to working capital of $11.8 million at December 31, 2005, which included cash of $15.2 million.

As a result of the capital raised during 2006, we believe that we have sufficient funds to continue our operations at current levels through December 31, 2006. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond December 31, 2006, we expect that we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain the necessary additional financing, we would be required to reduce the scope of our operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs.

We expended $10.9 million in operating activities during the first six months of 2006, compared to $10.2 million for the same period in 2005. The net loss of $73.9 million for the six months ended June 30, 2006 was significantly impacted by $60.4 million in losses related to the impairment of goodwill. Other significant adjustments to the net loss were depreciation and amortization of $1.7 million, stock-based compensation of $518,000, a decrease in accounts receivable of $198,000, and an increase in accrued expenses of $383,000. These adjustments were offset by an increase in prepaid expenses and other current assets of $338,000.

Net cash used in investing activities was $469,000 during the six months ended June 30, 2006, primarily related to purchases of equipment and leasehold improvements for our new executive offices in Kirkland, Washington, which we began to occupy in May 2006. This is compared to $117,000 used for purchases of furniture and equipment for the same period in 2005.

Net cash provided from financing activities was $6.6 million during the six months ended June 30, 2006, compared to $14.4 million during the same period in 2005. In June 2006, we received gross proceeds of $8.0 million, net of $521,000 in debt issuance costs paid during the quarter, through the issuance of 8% convertible debentures and warrants to purchase

8,889,002 shares of our common stock. These proceeds were offset by $855,000 in payments as a result of the amendments of certain warrants issued in connection with our June 2005 financing. For further discussion related to the June 2006 convertible debenture and warrant issuance and the amendments to certain warrants in connection with our June 2005 financing, see Note 7. Stockholders’ Equity in the notes to the consolidated financial statements included in this quarterly report on Form 10-Q.

In May 2006, we moved our principle executive offices from Bellevue, Washington to Kirkland, Washington. We now lease our current principal executive offices, consisting of approximately 19,456 square feet, in Kirkland, Washington, under a lease that expires in August 31, 2011. We also lease approximately 8,100 square feet of office space, under a lease expiring in March 2007, in Edmonton, Alberta, Canada. In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. In connection with our asset purchase on December 29, 2003, we assumed a lease from Information Systems Support, Inc., consisting of 4,484 square feet in Charleston, South Carolina, which expired in February 2006. On March 1, 2006, we signed a new one-year lease for the same property in Charleston, South Carolina, that will expire in February 2007.

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

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of June 30, 2006, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2006	2007 & 2008	2009 & 2010	2011 & After
Operating leases	$5,254	$526	$2,103	$1,745	$880
Series A warrant redemptions	569	569	—	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note interest	125	125	—	—	—
Convertible debentures	8,000	667	7,333	—	—
Convertible debentures interest	592	299	293	—	—

Total Contractual Cash Obligations	$15,790	$3,436	$9,729	$1,745	$880

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

We have Canadian operations whose expenses are incurred in its local currency, the Canadian dollar. As exchange rates vary, transaction gains or losses will be incurred and may vary from expectations and adversely impact overall profitability. If the U.S. dollar uniformly changed in strength by 10% relative to the currency of the foreign operations, our future operating results would likely not be significantly affected.

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

We have accumulated net losses of approximately $235.7 million from our inception through June 30, 2006. We have continued to accumulate losses after June 30, 2006, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of August 1, 2006, 88,908,229 shares of our common stock were outstanding. In addition, there were a total of 43,477,458 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible debt. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, 53,000 of which have exercise or conversion prices below the market price for our common stock of $0.448 as of August 1, 2006. Options to acquire 9,291,982 shares of our common stock were outstanding as of August 1, 2006, and our existing stock incentive plan had 2,028,846 shares available for future issuance as of that date.

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

If our common stock is delisted from the Nasdaq Capital Market, our stock price may suffer and you may not be able to sell your shares quickly at the market price or at all.

On December 16, 2005, we received a Nasdaq staff deficiency letter indicating that we were not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4). We received the letter because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days. The deficiency letter also stated that, in accordance with Marketplace Rule 4310(c)(8)(D), we would be provided 180 calendar days, or until June 14, 2006, to regain compliance with the bid price requirement. On June 15, 2006, we received written notification from Nasdaq indicating that we will receive an additional 180 calendar days, or until December 11, 2006, to regain compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). The letter also stated that if, at anytime prior to December 11, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, then we will receive notification that we are in compliance with the rule.

If we cannot demonstrate compliance by December 11, 2006, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would postpone the effect of the delisting pending a hearing on the matter before the panel.

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

Five of our stockholders (together with their affiliates) beneficially own approximately 31% of our outstanding common stock as of August 1, 2006. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. In addition, these stockholders hold options, warrants and convertible debt representing the right to acquire an additional 6,009,647 shares of our common stock. If these stockholders exercised their options and warrants and converted the promissory note in full, they would own approximately 36% of our outstanding common stock. Such concentrated ownership may decrease the value of our common stock and could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

Four customers accounted for 12%, 12%, 11% and 10% of our revenue for the three months ended June 30, 2006, while two customers accounted for 11% and 10% of the Company’s revenue for the six months ended June 30, 2006. Two customers accounted for 16% and 10% of our revenue for the twelve months ended December 31, 2005. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 64% and 56% of our revenue for the three and six months ended June 30, 2006, respectively. Our sales to the U.S. government are subject to risks that include:

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

ITEM 5. OTHER INFORMATION

Material Impairment

We test goodwill as of November 30th annually. However, we concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of June 30, 2006. During the process of finalizing our goodwill valuation as of March 31, 2006, we reduced the $29.7 million goodwill impairment loss by $2.3 million, which is a component of the Company’s impairment loss recorded in its statement of operations for the three and six months ended June 30, 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. As a result of our preliminary testing as of June 30, 2006, we believed that an impairment loss was probable and that we could reasonably estimate a goodwill impairment charge of $33.0 million for the three months ended June 30, 2006. This resulted in a net impairment loss on goodwill of $30.7 million and $60.4 million for the three and six months ended June 30, 2006, respectively. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value as of June 30, 2006, for the goodwill impairment test was our market capitalization. We are still in the process of finalizing our goodwill assessment but expect to complete the valuation of the impairment charge during the third quarter of 2006. Any significant adjustments to our preliminary estimate will be disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this quarterly report:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of 8% Convertible Debenture		8-K	4.1	000-20270	6/15/06

4.2	Form of Warrant		8-K	4.2	000-20270	6/15/06

10.1	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/06

10.2	Amended and Restated Retention Agreement dated April 27, 2006, by and between Saflink Corporation and Jon C. Engman*		10-Q	10.3	000-20270	5/10/06

10.3	Securities Purchase Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.1	000-20270	6/15/06

10.4	Registration Rights Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.2	000-20270	6/15/06

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: August 9, 2006	By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of 8% Convertible Debenture		8-K	4.1	000-20270	6/15/06

4.2	Form of Warrant		8-K	4.2	000-20270	6/15/06

10.1	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/06

10.2	Amended and Restated Retention Agreement dated April 27, 2006, by and between Saflink Corporation and Jon C. Engman*		10-Q	10.3	000-20270	5/10/06

10.3	Securities Purchase Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.1	000-20270	6/15/06

10.4	Registration Rights Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.2	000-20270	6/15/06

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement