Form 10-Q/A
period 2006-06-30
SAFLINK CORP
filed 2006-10-04
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Saflink’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006, is being filed to supplement Saflink’s discussion of its liquidity and capital resources in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Form 10-Q/A does not amend, modify or update any other information.

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

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2006, primarily from our existing working capital, and bolstered our cash position as a result of our June 2006 convertible debenture and warrant issuance. As of June 30, 2006, our principal source of liquidity consisted of $5.6 million of working capital, which included $10.5 million of cash and cash equivalents. This is compared to working capital of $11.8 million at December 31, 2005, which included cash and cash equivalents of $15.2 million.

We use approximately $5.0 million per quarter at our current level of operations. As a result of the capital raised during 2006, we believe that we have sufficient funds to continue our operations at current levels through December 31, 2006. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond December 31, 2006, and through September 30, 2007, we expect that we will need an additional $15.0 million of cash flow from operations and through the issuance of equity or debt securities or other sources of financing. Currently, we do not have any arrangements in place for any future financings, and we may not be able to secure additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain the necessary additional financing, we would be required to reduce the scope of our operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, and we may be required to cease our operations.

On June 12, 2006, we entered into a securities purchase agreement with accredited institutional investors, in which we raised $8.0 million through a private placement of 8% convertible debentures and warrants of our common stock. The debentures are convertible into shares of our common stock at any time at an initial conversion rate of $0.45 per share. The principal amount of the debentures is subject to mandatory monthly redemption at the rate of 1/12 of the original principal amount plus accrued but unpaid interest on the debentures commencing December 1, 2006. We may, at our discretion, elect to pay the monthly redemption amount in cash or in shares of our common stock, subject to conditions related to the market for shares of our common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933.

Under the terms of the purchase agreement, unless we obtain stockholder approval of the financing, we may not issue shares of our common stock upon any conversion of the debentures or upon any exercise of the warrants if the number of shares of common stock so issued, when aggregated with any shares of common stock issued upon any previous conversion of debentures or exercise of warrants issued in the financing, would exceed 19.999% of number of shares of our common stock outstanding on the date of the financing.

Based upon a stock price $0.37, the last sale price reported for our common stock on the Nasdaq Capital Market on June 30, 2006, it is unlikely that we would issue any shares upon the exercise of the warrants because the exercise price of the warrants exceeds the market price of our common stock. Based on such price, we would be able to redeem $5.6 million of the aggregate principal amount of the debentures in shares of our common stock without stockholder approval. In such event, we would be required to redeem the remaining $2.4 million of the aggregate principal amount of the debentures in cash. If our stockholders do not approve the issuance of more than 19.999% of our common stock in connection with the financing, and if we are required to redeem a portion of the aggregate principal amount of the debentures in cash, we do not believe that we would have sufficient funds for such cash redemption without additional financing.

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

Our significant fixed commitments with respect to our convertible debt and warrant obligations and our operating leases as of June 30, 2006, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2006	2007 & 2008	2009 & 2010	2011 & After
Operating leases	$5,254	$526	$2,103	$1,745	$880
Series A warrant redemptions	569	569	—	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note interest	125	125	—	—	—
Convertible debentures (1)	8,000	667	7,333	—	—
Convertible debentures interest (2)	592	299	293	—	—

Total Contractual Cash Obligations	$15,790	$3,436	$9,729	$1,745	$880

(1)	Based upon a stock price of price $0.37, the last sale price reported for our common stock on the Nasdaq Capital Market on June 30, 2006, and assuming no issuance of shares upon the exercise of the warrants, we would be able to redeem $5.6 million of the aggregate principal amount of the debentures in shares of our common stock without stockholder approval. In such event, we would be required to redeem the remaining $2.4 million of the aggregate principal amount of the debentures in cash. If our stockholders approve the issuance of more than 19.999% of our common stock in connection with the financing, we would be able to redeem the entire aggregate principal amount of the debentures in shares of our common stock.
(2)	If we obtain stockholder approval of the financing and meet certain conditions, we may, in our discretion, elect to pay interest in shares of our common stock, subject to the registration of the resale of the shares of common stock issuable as payment of interest on the debentures under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: October 4, 2006	By:	/s/ JON C. ENGMAN
Jon C. Engman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X