Form 10-Q
period 2006-09-30
SAFLINK CORP
filed 2006-11-09
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 88,908,229 shares of Saflink Corporation’s common stock outstanding as of November 1, 2006.

Saflink Corporation

FORM 10-Q

For the Quarter Ended September 30, 2006

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,228	$15,217
Accounts receivable, net	1,148	692
Inventory	514	563
Prepaid expenses and other current assets	822	841

Total current assets	7,712	17,313
Furniture and equipment, net of accumulated depreciation of $2,029 and $2,706 as of September 30, 2006, and December 31, 2005, respectively	689	1,018
Debt issuance costs, net	769	—
Intangible assets, net of accumulated amortization of $6,350 and $4,262 as of September 30, 2006, and December 31, 2005, respectively	3,903	19,848
Goodwill	15,523	75,923

Total assets	$28,596	$114,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,077	$1,204
Accrued expenses	3,023	2,150
Current portion of convertible debt, net of discount	4,419	1,250
Other current obligation	372	765
Deferred revenue	231	174

Total current liabilities	9,122	5,543
Deferred tax liability	179	140
Long-term convertible debt, net of current portion and discount	1,222	—

Total liabilities	10,523	5,683
Stockholders’ equity:
Common stock	889	889
Additional paid-in capital	274,334	269,256
Deferred stock-based compensation	—	(541)
Accumulated deficit	(257,150)	(161,185)

Total stockholders’ equity	18,073	108,419

Total liabilities and stockholders’ equity	$28,596	$114,102

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Product	$1,414	$2,032	$2,956	$4,309
Service	244	326	503	2,039

Total revenue	1,658	2,358	3,459	6,348
Cost of revenue:
Product	608	966	1,301	1,842
Service	134	221	390	1,242
Impairment loss on intangible assets	13,857	—	13,857	—
Amortization of intangible assets	670	670	2,012	2,012

Total cost of revenue	15,269	1,857	17,560	5,096

Gross profit (loss)	(13,611)	501	(14,101)	1,252
Operating expenses:
Product development	2,067	2,320	6,909	6,952
Sales and marketing	1,705	2,417	5,636	7,128
General and administrative	2,471	2,252	6,484	6,682
Impairment loss on goodwill	—	19,300	60,400	19,300
Impairment loss on intangible assets	—	600	—	1,500
Impairment loss on furniture and equipment	716	—	716	—

Total operating expenses	6,959	26,889	80,145	41,562

Operating loss	(20,570)	(26,388)	(94,246)	(40,310)
Interest expense	(983)	(37)	(1,345)	(103)
Other income, net	79	135	250	296
Change in fair value of outstanding warrants	—	—	—	172

Loss before income taxes	(21,474)	(26,290)	(95,341)	(39,945)
Income tax provision (benefit)	13	(203)	39	(501)

Net loss	(21,487)	(26,087)	(95,380)	(39,444)
Modification of outstanding warrants	—	—	(585)	(59)

Net loss attributable to common stockholders	$(21,487)	$(26,087)	$(95,965)	$(39,503)

Basic and diluted net loss per common share attributable to common stockholders	$(0.24)	$(0.30)	$(1.09)	$(0.48)
Weighted average number of common shares outstanding	88,405	88,057	88,203	82,792

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(95,380)	$(39,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	872	1,162
Depreciation and amortization	2,552	2,518
Non-cash interest expense	1,040	—
Impairment loss on goodwill	60,400	19,300
Impairment loss on intangible assets	13,857	1,500
Impairment loss on furniture and equipment	716	—
Loss on disposal of fixed assets	5	—
Change in fair value of outstanding warrants	—	(172)
Deferred taxes	39	(501)
Changes in operating assets and liabilities:
Accounts receivable, net	(456)	(81)
Inventory	49	175
Prepaid expenses and other current assets	19	316
Accounts payable	(127)	(62)
Accrued expenses	523	280
Deferred revenue	57	(127)

Net cash used in operating activities	(15,834)	(15,136)
Cash flows from investing activities:
Purchases of furniture and equipment	(512)	(262)
Proceeds from sale of furniture and equipment	6	—

Net cash used in investing activities	(506)	(262)
Cash flows from financing activities:
Proceeds from exercises of stock options	17	436
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	13,946
Proceeds from issuance of convertible debt, net of issuance costs	7,386	—
Warrant redemptions	(1,052)	—

Net cash provided by financing activities	6,351	14,382

Net decrease in cash and cash equivalents	(9,989)	(1,016)
Cash and cash equivalents at beginning of period	15,217	22,217

Cash and cash equivalents at end of period	$5,228	$21,201

Supplemental disclosure of cash flow information:
Cash paid for interest	$62	$93
Modification of outstanding warrants	585	59
Issuance of stock options for services	—	6
Reclassification of warrants from liability to equity	196	—
Beneficial conversion feature related to convertible debentures	1,655	—
Warrants issued in connection with convertible debenture financing	2,812	—
Placement agent warrant issued in connection with convertible debenture financing	337	—
Non-cash additions to furniture and equipment	350	—

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

Management Changes

On September 28, 2006, Saflink’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings and a member of the board of directors of Saflink, agreed to serve as Saflink’s interim chief executive officer, replacing Glenn Argenbright. Mr. Argenbright was reassigned and will no longer serve as Saflink’s president and chief executive officer. Mr. Argenbright will continue to serve as a member of Saflink’s board of directors and has been named chairman of the board of directors and president and general manager of Saflink’s registered traveler solutions group. The reassignment of Mr. Argenbright may have triggered certain severance provisions contained in Mr. Argenbright’s employment agreement. As a result, Saflink determined that it had an obligation of $240,000, or twelve months’ base salary, to Mr. Argenbright, which Saflink accrued as of September 30, 2006. As compensation for Mr. Oyer’s services as interim chief executive officer, Saflink agreed to pay Capital Placement Holdings a fee of $25,000 per month for the length of the agreement and granted him options to purchase up to 1,050,000 shares of Saflink common stock, which are discussed further in Note 3 – Stock-Based Compensation. In addition, on September 25, 2006, Jon Engman submitted his resignation as Saflink’s chief financial officer, effective November 24, 2006, for personal reasons and to pursue other interests. Per the terms of Mr. Engman’s retention agreement, Saflink accrued $190,000, or twelve months’ salary, as of September 30, 2006.

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

2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

The capital structure presented in these condensed consolidated financial statements is that of Saflink. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

Reclassifications

Certain reclassifications were made to the 2005 condensed consolidated financial statements to conform to the 2006 presentation. The Company’s condensed consolidated interim financial statements are not necessarily indicative of results to be expected for a full fiscal year.

3. Stock-Based Compensation

The Company maintains the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”) under which it may grant stock options and restricted stock awards to employees, non-employee directors and consultants. Generally, these awards vest monthly over a 36 month term and expire ten years from the date of grant. There were 15,000,000 shares authorized and 1,316,236 shares reserved for future issuance under the 2000 Plan as of September 30, 2006. On August 25, 2005, the Company’s stockholders approved the Saflink Employee Stock Purchase Plan (the “Plan”). The Plan authorizes the issuance of up to 300,000 shares of the Company’s common stock, subject to appropriate adjustment in the event of any stock dividend, stock split, reverse stock split, recapitalization or similar change in the capital structure of the Company, or in the event of any merger, sale of assets or other reorganization. Generally, each purchase period under the Plan will be for a period of six months, with the purchase date being the last day of the purchase period and the purchase price will be no less than 95% of the fair value of the Company’s common stock on the purchase date. The Company has not yet commenced the initial purchase period under the Plan.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the three and nine months ended September 30, 2006.

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

Expected Forfeitures. Due to the monthly vesting schedules associated with the Company’s stock option grants, the Company is using actual forfeitures in determining stock-based compensation expense. The Company asserts that the difference between using actual forfeitures versus using an estimated forfeiture rate that is trued up at every vesting date would be insignificant.

The fair value for each option grant was estimated at the date of the grant using a BSM option pricing model based on the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.70%	4.10%	4.60%	4.00%
Volatility	132%	127%	104%	128%
Expected life (years)	9.3	6.3	6.8	6.3
Fair value of options granted	$0.36	$1.12	$0.58	$1.49

Stock-based Compensation Expense

The following table summarizes all stock-based compensation expense related to stock-based awards, which was incurred as follows (in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation:
Product development	$27	$85
Sales and marketing	22	64
General and administrative	305	723

Total stock-based compensation	$354	$872

No compensation cost was capitalized as part of an asset during the three and nine months ended September 30, 2006.

Non-employee Awards

On September 29, 2006, in connection with the Company’s agreement with Capital Placement Holdings, Inc. for Steven Oyer to provide services as the Company’s interim chief executive officer, the Company granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of its common stock. The fair value of this grant was determined by using a BSM option valuation model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4.64%, expected volatility of 139%, and an estimated life of 10 years, the contractual term of the option. The fair value of this grant was estimated to be $127,000 and was expensed in the statement of operations during the third quarter of 2006. In addition, the Company granted Mr. Oyer a non-statutory option to purchase 700,000 shares of its common stock that becomes exercisable upon the achievement of specified performance objectives. The Company will not measure or recognize compensation expense related to this grant until completion of the specified performance objectives has been determined to be probable. The Company has not recognized any compensation expense related to this grant as of September 30, 2006, as none of the performance objectives had been determined to be probable. Both option grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant.

At September 30, 2006, the Company had 1,267,881 non-vested stock options outstanding that had a weighted average grant date fair value of $0.61, which excludes Mr. Oyer’s performance option grant to purchase 700,000 shares of the Company’s common stock described above. As of September 30, 2006, the Company had $933,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan and expects to recognize this cost over a weighted average period of 1.1 years. This unrecognized compensation cost does not include any compensation cost related to the vesting of Mr. Oyer’s option grant when or if certain specified performance objectives are determined to be probable.

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its condensed consolidated financial statements (in thousands, except per share amounts):

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	As Reported Following SFAS 123R	If Reported Following APB 25	As Reported Following SFAS 123R	If Reported Following APB 25
Condensed consolidated statement of operations
Operating loss	$(20,570)	$(20,439)	$(94,246)	$(93,862)
Loss before income taxes	(21,474)	(21,343)	(95,341)	(94,957)
Net loss attributable to common stockholders	(21,487)	(21,356)	(95,965)	(95,581)
Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.24)	$(1.09)	$(1.08)

The following table shows the effect on net loss and net loss per share, had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss	$(26,087)	$(39,444)
Add: Stock-based employee compensation expense included in reported net loss	295	1,162
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards and modifications	(1,400)	(5,042)

Pro forma net loss	$(27,192)	$(43,324)

Basic and diluted net loss per common share, as reported	$(0.30)	$(0.48)
Basic and diluted net loss per common share, pro forma	$(0.31)	$(0.52)

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	8,507	$1.12
Granted	2,152	0.71
Exercised	(21)	0.79
Expired or Canceled	(1,333)	1.46

Outstanding at September 30, 2006	9,305	$0.98	5.6	$3

Exercisable at September 30, 2006	8,037	$1.01	5.2	$1

The Company received $0 and $17,000 in cash from the exercises of stock options during the three and nine months ended September 30, 2006, respectively. The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the market price of the underlying common stock and the exercise price of the options for the 20,000 options that had exercise prices below the $0.37 closing market price of the Company’s common stock at September 29, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $4,000, respectively, determined as of the date of each exercise. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $0 and $333,000, respectively, determined as of the date of each exercise.

The following table summarizes information about employee stock options outstanding at September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $ 1.50	8,494	5.6	$0.78	7,226	$0.79
1.51 – 3.00	522	6.3	2.42	522	2.42
3.01 – 4.50	197	1.9	3.51	197	3.51
4.51 – 6.00	92	6.8	5.28	92	5.28

Total	9,305	5.6	$0.98	8,037	$1.01

Non-vested Restricted Stock Awards

The Company has one outstanding non-vested, restricted common stock grant as of September 30, 2006, held by Glenn Argenbright, president of the Company’s registered traveler solutions group and chairman of the Company’s board of directors. Mr. Argenbright holds 301,928 non-vested, restricted shares of the Company’s common stock, which are scheduled to vest in total on June 23, 2007. The remaining compensation expense of $185,000 at September 30, 2006, is being recorded equally over the remaining vesting period.

Kris Shah, a former member of the Company’s board of directors and former president of Litronic Inc., a wholly-owned subsidiary of the Company, held 500,000 restricted shares of the Company’s common stock, which vested in total on August 9, 2006, prior to his departure from the Company in October 2006. The compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the exercise date of the stock purchase rights.

Compensation expense related to non-vested, restricted stock awards was $93,000 and $356,000 for the three and nine months ended September 30, 2006, respectively. Compensation expense for the three and nine months ended September 30, 2005, was $220,000 and $894,000, respectively.

4. Goodwill

The Company tests goodwill as of November 30th annually. However, the Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted triggering events under SFAS 142 during the first and second quarters of 2006. During the first quarter of 2006, the Company recorded a $29.7 million impairment charge on goodwill. During the process of finalizing its goodwill valuation as of March 31, 2006, the Company reduced this $29.7 million goodwill impairment loss by $2.3 million during the second quarter of 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. In addition, as a result of the Company’s testing of goodwill as of June 30, 2006, the Company recorded another goodwill impairment charge of $33.0 million during the second quarter of 2006. Given the volatility in the Company’s historical revenue trends, the significant decline in the Company’s market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value as of June 30, 2006 for the goodwill impairment test was the Company’s market capitalization. The Company did not record an impairment loss on goodwill during the third quarter of 2006 because the Company’s September 30, 2006 fair market value (market capitalization) exceeded its net book value as of that date.

The changes in the carrying value of goodwill for the nine months ended September 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$75,923
First quarter impairment loss	29,700
First quarter impairment adjustment	(2,300)
Second quarter impairment loss	33,000

Balance as of September 30, 2006	$15,523

5. Intangible and Other Long-lived Assets

The Company periodically reviews the carrying values of its long-lived assets to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144 when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The Company believed that its decision in the third quarter of 2006 to refocus its resources toward specific product offerings and revenue opportunities constituted a triggering event under SFAS 144. In addition, the Company continued to incur losses from operations and actual sales and growth rates during the third quarter of 2006 were significantly lower than expected. In reviewing the Company’s long-lived assets for impairment during the third quarter of 2006, the Company compared the carrying value of its primary long-lived assets – amortizable intangible assets and furniture and equipment to undiscounted cash flows expected from this asset group. As a result of the Company’s decision to refocus its resources toward specific products, continuing operating losses and lower sales and growth rates in the first nine months of 2006 compared to forecasts, the carrying value of the asset group exceeded undiscounted cash flows expected from this asset group. Consequently, the Company measured the fair value of its long-lived assets as of September 30, 2006, based on a discounted cash flow model and the orderly liquidation method, and concluded that an impairment charge of $14.6 million should be allocated to the asset group on a pro rata basis, which was recognized during the third quarter of 2006. The pro rata allocation resulted in a $13.9 million impairment charge of intangible assets and a $716,000 impairment charge related to furniture and equipment, which were recorded in the Company’s statement of operations.

In the first quarter of 2005, the Company assessed the marketing strategy for its product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. Management estimated the fair value of these two tradenames to be zero because no future use was anticipated and the Company did not believe that a market existed for these tradenames. As a result, the Company recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005. In the third quarter of 2005, the Company estimated the fair value of its indefinite-lived intangible asset tradenames to be $100,000 and accordingly, recorded an additional $600,000 impairment loss on intangible assets during the three months ended September 30, 2005.

The changes in the carrying value of intangible assets for the nine months ended September 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005, net of $4,262 accumulated amortization	$19,848
Amortization of intangible assets	(2,088)
Third quarter impairment loss	(13,857)

Balance as of September 30, 2006	$3,903

6. Inventory

The following is a summary of inventory (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$146	$83
Work-in-process	2	49
Finished goods	366	431

	$514	$563

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

The debentures bear interest at 8% per annum and are due December 12, 2007. The debentures are convertible into shares of the Company’s common stock at any time at a conversion rate of $0.45 per share; however, the conversion price is subject to adjustment in the event the Company issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing

December 1, 2006. The Company may, in its discretion, elect to pay the interest due of the debentures and the monthly redemption amount in cash or in shares of its common stock, subject to certain conditions related to the market for shares of the Company’s common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933. The Company filed a registration statement on Form S-3 related to this financing with the SEC on July 7, 2006, which became effective on October 6, 2006. The Company provided notice to the holders of the debentures of its election to pay interest on the debentures in shares of common stock beginning with the payment due in December 2006, and for future interest payment dates until revised by subsequent notice. The Company also provided notice to the holders of the debentures of its election to pay the monthly redemption payment due in December 2006 in shares of common stock.

The Company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and concluded that the convertible debentures included a beneficial conversion feature, which was valued at $1,655,000. This amount was determined by first allocating the cash proceeds received in the financing transaction to the convertible debentures and warrants on a relative fair value basis. Second, an effective conversion price on the convertible debentures was calculated based on this allocation and used to measure the intrinsic value of the embedded conversion option. The warrants were valued at $2,812,000, using the BSM option valuation model with the following assumptions: an expected dividend yield of 0%, risk-free interest rate of approximately 5%, expected volatility of 95% and contractual life of five and half years. The beneficial conversion feature and warrants were recorded as a debt discount that are being amortized to interest expense over the term of the convertible debentures using the effective interest method.

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

The following table summarizes the activity related to the Company’s convertible debentures issued in June 2006 (in thousands):

Face value of convertible debentures	$8,000
Less: unamortized debt discounts	(3,609)

Total carrying value, net of debt discount September 30, 2006	$4,391

Current portion of debt, net of debt discount	$3,169
Long term portion of debt, net of debt discount	$1,222

Modification of Outstanding Warrants

On June 12, 2006, the Company amended certain warrants to purchase 2,250,000 shares of its common stock issued in connection with its June 2005 private placement. The amendment required that the Company call one hundred percent of such warrants if it completed a debt or equity financing for a minimum of $8.0 million in gross proceeds prior to the expiration of the warrants. In addition, the rights and privileges granted pursuant to the warrants would expire on the tenth day after the holders receive a call notice if the warrants were not exercised. In the event the warrants were not exercised with respect to the called warrant shares, the Company agreed to remit to the warrant holders $0.38 per share underlying the called warrants. The amendment did not otherwise change any terms of the warrants, including the exercise price or the number of shares issuable upon exercise of the warrants.

As a result of the $8.0 million raised in the convertible debenture and warrant issuance on June 12, 2006, and pursuant to the warrant amendments, the Company issued call notices to the holders of these warrants. The warrant holders waived their right to the ten day exercise period and, accordingly, the Company remitted $0.38 per share underlying the called warrants, an aggregate of $855,000, to the warrant holders during June 2006. The Company reclassified these warrants as a liability because, due to the warrant amendments, the warrants then contained characteristics of debt instruments. The Company estimated the fair value of the warrants to be $0.38 per share underlying the called warrants, an aggregate of $855,000, which amount was reclassified from equity to a liability in June 2006.

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

Series A Warrant Expiration and Redemption Notices

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with the Company’s Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date the Company notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified from equity to a liability because the warrants then contained characteristics of a debt instrument.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, the Company received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, the Company reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity. The Company made payments to warrant holders of $197,000 during the three and nine months ended September 30, 2006.

8. Concentration of Credit Risk and Significant Customers

Three customers accounted for 29%, 11% and 10% of the Company’s revenue for the three months ended September 30, 2006, while three customers accounted for 23%, 13% and 13% of accounts receivable as of September 30, 2006. One customer accounted for 14% of the Company’s revenue for the nine months ended September 30, 2006.

Four customers accounted for 15%, 13%, 10% and 10% of the Company’s revenue for the three months ended September 30, 2005. In addition, one of the aforementioned customers and another customer accounted for 17% and 11%, respectively, of the Company’s revenue for the nine months ended September 30, 2005.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 90% and 72% of the Company’s revenue for the three and nine months ended September 30, 2006, respectively, while these sales accounted for 85% and 87% of the Company’s revenue for the three and nine months ended September 30, 2005. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 93% and 71% of the Company’s total accounts receivable balance as of September 30, 2006, and December 31, 2005, respectively.

9. Comprehensive Loss

For the three and nine months ended September 30, 2006, and 2005, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

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

Potential common shares outstanding consisted of options, warrants, convertible debentures and a convertible note to purchase or acquire 44,190,068 and 16,329,714 shares of common stock at September 30, 2006, and 2005, respectively. There were 301,928 and 801,928 unvested shares of restricted common stock outstanding as of September 30, 2006 and 2005, respectively.

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

12. Related-party Transactions

KRDS Real Property Lease

As a result of the merger with SSP-Litronic in August 2004, the Company assumed the building lease for SSP-Litronic’s corporate offices in Irvine, California. The lessor is KRDS, Inc., which is majority-owned by three individuals who, as of September 30, 2006, were employees of Saflink’s subsidiary, Litronic, Inc. One of the individuals, Kris Shah, was the president of Litronic and a member of the Company’s board of directors as of September 30, 2006. Mr. Shah resigned as a member of the Company’s board of directors on October 13, 2006, and no longer serves as the president of Litronic. None of the three individuals are employees of the Company or Litronic. Saflink recognized rent expense of approximately $130,000 and $390,000 for the three and nine months ended September 30, 2006. The lease expires in 2012.

Convertible Promissory Note

As part of the Litronic acquisition, the Company assumed a convertible promissory note with a face value of $1,250,000 held by the Company’s chairman of the board of directors, Richard P. Kiphart. As of September 30, 2006, the note was still outstanding and matures on December 31, 2006. The note bears interest at a rate of 10% per annum and is also convertible, in whole or in part, at the option of the holder into shares of the Company’s common stock at any time prior to maturity, at a conversion price of $0.71 per share, subject to adjustment under certain conditions. For the three and nine months ended September 30, 2006 and 2005, interest expense related to this note was $32,000 and $93,000, respectively.

Interim Chief Executive Officer

On September 28, 2006, the Company’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings, Inc. and a member of the Company’s board of directors, agreed to serve as the Company’s interim chief executive officer until such time as the Company can find a qualified successor to Glenn L. Argenbright, the Company’s former president and chief executive officer. The agreement provides that Mr. Oyer will provide services as the Company’s interim chief executive officer, and as such, the Company has agreed to pay Capital Placement Holdings a fee of $25,000 per month for the length of the agreement. In connection with the agreement, the Company granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of its common stock under the Company’s 2000 stock incentive plan. The grant date fair value of this grant was estimated to be $127,000 and was recorded in the statement of operations during the three months ended September 30, 2006. In addition, the Company granted Mr. Oyer a non-statutory option to purchase 700,000 shares of its common stock that become exercisable upon the achievement of specified performance objectives. The Company has not recognized any compensation expense related to this grant as of September 30, 2006, as none of the performance objectives had been determined to be probable. The grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant. No compensation expense was recognized for the performance grant as none of the performance objectives had been met as of September 30, 2006. The agreement commenced as of September 29, 2006 and continues until either party terminates the agreement upon 30 days advance written notice.

On October 11, 2006, the Company received written notification from Nasdaq stating that it was not in compliance with the Nasdaq audit committee requirements as set forth in Marketplace Rule 4350. Mr. Oyer was serving as the chairman of the Company’s audit committee and due to his appointment as interim chief executive officer the Company is no longer in compliance with Marketplace Rule 4350 because he is no longer independent. However, the notice provided that the Company will be subject to a cure period in order to regain compliance as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or September 28, 2007; or

•	if the next annual shareholders’ meeting is held before March 27, 2007, then the Company must evidence compliance no later than March 27, 2007.

13. Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

14. Liquidity and Capital Resources

The Company had working capital of negative $1.4 million and $11.8 million at September 30, 2006, and December 31, 2005, respectively. As of September 30, 2006, the Company’s balance of cash and cash equivalents totaled $5.2 million. The Company received proceeds, net of issuance costs, of $7.4 million in connection with its June 2006 financing (see Note 7). However, the Company incurred losses from operations for both the year ended December 31, 2005, and the nine months ended September 30, 2006. The Company also expects to incur additional losses for the remainder of 2006.

In October 2006, the Company significantly reduced its operating expenses by reducing its workforce by over 50%. The Company estimates restructuring costs to be approximately $800,000, which is primarily comprised of severance payments for the effected employees. The Company expects to pay out the $800,000 in restructuring costs, in addition to employee accrued paid-time off balances totaling approximately $525,000, during the fourth quarter of 2006.

After these restructuring activities and excluding severance expense to be recognized in the fourth quarter, the Company expects to use approximately $2.5 million in operations during the fourth quarter of 2006 and approximately $2.0 million per quarter after that. As a result of the restructuring and the capital raised during June 2006, the Company believes that it will have sufficient funds to continue its operations at current levels into the first quarter of 2007. The Company does not have a credit line or other borrowing facility to fund its operations. To continue current level of operations through September 30, 2007, the Company expects that it will need an additional $5.0 million of cash flow from operations and through the issuance of equity or debt securities or other sources of financing. Currently, the Company does not have any arrangements in place for any future financings, and may not be able to secure additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If the Company is unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, and the Company may be required to cease its operations.

If the Company is unable to generate sufficient revenue from customer contracts, or to further reduce costs sufficiently to generate positive cash flow from operations, the Company will need to consider alternative financing sources. Alternative financing sources may not be available when and if needed by the Company and will depend on many factors including, but not limited to:

•	the ability to extend terms received from vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to the Company’s products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	the state of the economy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On September 28, 2006, our board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings, Inc. and a member of our board of directors, agreed to serve as our interim chief executive officer, replacing Glenn Argenbright. Mr. Argenbright was reassigned and will no longer serve as our president and chief executive officer. Mr. Argenbright will continue to serve as a member our board of directors and has been named chairman of the board of directors and president and general manager of our registered traveler solutions group. As compensation for Mr. Oyer’s services as interim chief executive officer, we agreed to pay Capital Placement Holdings, Inc. a fee of $25,000 per month for the length of the agreement. In connection with the agreement, we also granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of our common stock. In addition, we granted Mr. Oyer a non-statutory option to purchase 700,000 shares of our common stock that become exercisable upon the achievement of specified performance objectives. The grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant. In addition, on September 25, 2006, Jon Engman submitted his resignation as our chief financial officer, effective November 24, 2006, for personal reasons and to pursue other interests.

In October 2006, we significantly reduced our operating expenses by reducing our workforce by over 50%. We estimate restructuring costs will be approximately $800,000, which is primarily comprised of severance payments for the effected employees. We expect to pay out the $800,000 in restructuring costs, in addition to employee accrued paid-time off balances totaling approximately $525,000, during the fourth quarter of 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our most critical accounting policies and estimates include revenue recognition, goodwill and other intangible assets with indefinite useful lives, impairment of long-lived assets, and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

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

We incurred net losses attributable to common stockholders of $21.5 million and $96.0 million for the three and nine months ended September 30, 2006, respectively. These results included impairment losses on goodwill, intangible assets and furniture and equipment of $14.6 million and $75.0 million for the three and nine months ended September 30, 2006, respectively. The results for the three and nine months ended September 30, 2006, are compared to net losses attributable to common stockholders of $26.1 million and $39.5 million for the three and nine months ended September 30, 2005, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2005, included a $19.3 million impairment loss on goodwill and a $1.5 million impairment loss on intangible assets. The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and nine months ended September 30, 2006, and 2005: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. Total revenue of $1.7 million for the three months ended September 30, 2006 decreased $700,000, or 30%, from revenue of $2.4 million for the three months ended September 30, 2005. During the three months ended September 30, 2006, software license sales were $64,000; sales of manufactured hardware were approximately $1.3 million; and sales of third party software and hardware were $69,000, while service revenue was $244,000, which was primarily related to customer support and product maintenance. During the same period in 2005, software license sales were $361,000; sales of manufactured hardware were approximately $1.3 million; and sales of third party software and hardware were $330,000, while service revenue was $326,000, which was comprised of $200,000 related to fees for consulting, integration and project labor and $126,000 related to customer support and product maintenance. Total revenue of $3.5 million for the nine months ended September 30, 2006 decreased approximately $2.9 million, or 46%, from revenue of $6.3 million for the nine months ended September 30, 2005. Product and service revenue for the nine months ended September 30, 2006 were $3.0 million and $503,000, respectively, compared to $4.3 million and $2.0 million, respectively, for the nine months ended September 30, 2005. The decreases in total revenue for the three and nine months ended September 30, 2006 can be primarily attributed to declining service revenue related to projects and a reduction in manufactured hardware revenue during these periods. We have de-emphasized our participation in custom integration services over the last year in favor of the development of new product offerings for the commercial and government sectors, which has resulted in lower service revenue during 2006. We believe the reduction in manufactured hardware sales, primarily related to our legacy Litronic-branded readers, was affected by decreased spending on communications infrastructure by the U.S. Government’s Department of Defense due to the diversion of funds for military needs abroad.

Total cost of revenue included product cost of revenue, service cost of revenue and the amortization and impairment of intangible assets. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended September 30, 2006, cost of revenue from software and manufactured hardware were $1,000 and $558,000, respectively, cost of third party software and hardware was $50,000, while cost of service revenue was $133,000. Total cost of revenue for the three months ended September 30, 2006 also included amortization of intangible assets of $670,000 and an impairment loss on intangible assets of $13.9 million, both of which were primarily related to intangible assets acquired in the acquisition of SSP-Litronic in August 2004. During the same period in 2005, cost of revenue from software and manufactured hardware was $2,000 and $676,000, respectively, cost of revenue from third party software and hardware was $288,000, while cost of service revenue was $221,000. There also was $670,000 in amortization of intangible assets included in cost of revenue for three months ended September 30, 2005. Total cost of revenue of $15.3 million for the three months ended September 30, 2006 increased $13.4 million, from cost of revenue of $1.9 million for the same period in 2005, primarily attributable to the $13.9 million impairment loss on intangible assets recorded during the third quarter of 2006. Total cost of revenue of $17.6 million for the nine months ended September 30, 2006 increased $12.5 million, from cost of revenue of $5.1 million for the same period in 2005, primarily attributable to the $13.9 million impairment loss on intangible assets recorded during the third quarter of 2006. Product and service cost of revenue for the nine months ended September 30, 2006 were $1.3 million and $390,000, respectively, compared to $1.8 million and $1.2 million, respectively, for the nine months ended September 30, 2005. Amortization of intangible assets recorded in cost of revenue was $2.0 million for the first nine months of 2006 and 2005. The overall decrease in total cost of revenue can primarily be attributed to lower revenue during the first nine months of 2006 when compared to the same period in 2005.

Our gross loss for the three months ended September 30, 2006 was negative $13.6 million, compared to a gross profit of $501,000 for the same period in 2005. Our gross loss for the nine months ended September 30, 2006, was $14.1 million, compared to a gross profit of $1.3 million for the same period in 2005.

Operating Expenses

Total operating expenses for the three months ended September 30, 2006 decreased approximately $19.9 million, or 74%, to $7.0 million from $26.9 million for the same period in 2005. The overall decrease was primarily because we recorded a $19.3 million impairment loss on goodwill and a $600,000 impairment loss on intangible assets for the three months ended September 30, 2005, while we recorded a $716,000 impairment loss on furniture and equipment and no impairment loss on goodwill or intangible assets for the three months ended September 30, 2006. Excluding the change in impairment loss on goodwill, intangible assets and furniture and equipment, operating expenses for the three months ended

September 30, 2006 decreased $746,000, when compared to the same period in 2005. This decrease, excluding the impairment losses on goodwill, intangible assets and furniture and equipment, was primarily due to a $929,000 decrease in salaries and wages driven by headcount being reduced to 81 employees at September 30, 2006, compared to 138 employees at September 30, 2005, partially offset by a $592,000 increase in severance expense for the three months ended September 30, 2006 when compared to the same period in 2005. In addition, the overall decrease in operating expenses was related to a $151,000 decrease in legal and professional services for the three months ended September 30, 2006 when compared to the same period in 2005.

Total operating expenses for the nine months ended September 30, 2006 increased approximately $38.6 million, or 93%, to $80.1 million from $41.6 million for the comparable period in 2005. This increase was primarily because we recorded an impairment loss on goodwill of $60.4 million and an impairment loss on furniture and fixtures of $716,000 for the first nine months of 2006, while we recorded a $19.3 million impairment loss on goodwill and a $1.5 million impairment loss on intangible assets for the same period in 2005.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2006, as compared to the same period in 2005 (in thousands):

	Three months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$(252)	(11)%	$(43)	(1)%
Sales and marketing	(711)	(29)	(1,492)	(21)
General and administrative	218	10	(199)	(3)
Impairment loss on goodwill	(19,300)	(100)	41,100	213
Impairment loss on intangible assets	(600)	(100)	(1,500)	(100)
Impairment loss on furniture and equipment	716	—	716	—

	$(19,929)	(74)%	$38,582	93%

Product Development—Product development expenses consist primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses decreased $252,000, or 11%, during the three months ended September 30, 2006, to $2.1 million from $2.3 million for the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $317,000 decrease in compensation and related benefits and a $42,000 decrease in occupancy cost. These decreases were offset by a $105,000 increase in legal and professional services and a $21,000 increase in other expense. Despite a headcount decrease of 36 employees, or 49%, from September 30, 2005 to September 30, 2006, compensation and related benefits only decreased $317,000, because we incurred $138,000 of additional severance expense during the three months ended September 30, 2006 compared to the same period in 2005 and we had fewer revenue projects for product development personnel to work on and, therefore, less salary and wages to be allocated to cost of revenue from operating expense. The decrease in occupancy cost was a result of lower rent expense for our Kirkland corporate office. The increase in legal and professional services was primarily related to an increase in outsourced hardware design costs increase in other expense was related to higher research and development materials and software license fees.

For the nine months ended September 30, 2006, total product development expenses decreased $43,000 compared to the same period in 2005. This decrease can be primarily attributed to a $382,000 decrease in compensation and related benefits offset by a $180,000 increase in other expenses primarily related to research and development materials, and a $134,000 increase in legal and professional services primarily related to outsourced hardware design costs.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $711,000, or 29%, during the three months ended September 30, 2006, compared to the same period in 2005. From a functional operating expense perspective, this decrease was primarily due to a $370,000 decrease in compensation and related benefits, a $140,000 decrease in legal and professional services, and an $82,000 decrease in advertising and promotion. The decrease in compensation and related benefits was primarily due to a reduction in sales and marketing headcount of 13 employees, or 31%, from September 30, 2005 to September 30, 2006, while the decrease in legal and professional services was driven by reduced expense for consulting and the decrease in advertising and promotion was the result of lower general advertising costs, although we did have higher public relations expense for the three months ended September 30, 2006, compared to the same period in 2005.

For the nine months ended September 30, 2006, total sales and marketing expenses decreased $1.5 million compared to the same period in 2005. This decrease can be primarily attributed to a $1.1 million decrease in compensation and related benefits due to the 31% headcount reduction from September 30, 2005 to September 30, 2006.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees, stock-based compensation and allowances for bad debts. General and administrative expenses increased $218,000, or 10% during the three months ended September 30, 2006, compared to the same period in 2005. From a functional operating expense perspective, this increase was primarily due to a $452,000 increase in compensation and related benefits. This increase was offset by a decrease of $117,000 in legal and professional services, a $71,000 decrease in other expense and a $40,000 decrease in occupancy expense. The increase in compensation and benefits was driven by increased severance expense related to corporate restructuring and increased stock-based compensation expense primarily related to the fully-vested stock option award granted to interim chief executive officer Steven Oyer, which represented $127,000 in expense. However, salaries and wages decreased $136,000 for the three months ending September 30, 2006 when compared to the same period in 2005, due to a headcount reduction of 8 employees, or 36%, from September 30, 2005. The decrease in legal and professional services was related to lower legal and consulting expense offset by higher shareholder expense related to strategic initiatives. The decrease in other expenses was primarily due to lower corporate taxes as a result of the amendment to decrease the number of common shares authorized for issuance from 500,000,000 to 200,000,000 in August 2005 and insurance expense when compared to the same period in 2005. The decrease in occupancy expense was due to lower rent expense for our new corporate office in Kirkland, which we began to occupy in May, 2006.

For the nine months ended September 30, 2006, total general and administrative expenses decreased $199,000 compared to the same period in 2005. This decrease can be primarily attributed to a $297,000 decrease in other expense, primarily the result of a patent infringement settlement gain of $100,000 during the first quarter of 2006 and lower taxes and license fees for the nine months ending September 30, 2006. In addition, compensation and related benefits decreased $65,000 due to lower headcount and occupancy decreased $57,000 due to lower rent expense for the Kirkland office. These decreases were offset by a $246,000 increase in legal and professional services primarily due to increased legal and shareholder expense offset by lower consulting expense for the nine months ended September 30, 2006.

Impairment Loss on Goodwill—We test goodwill as of November 30th annually. However, we concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted triggering events under SFAS 142 during the first and second quarters of 2006. During the first quarter of 2006, we recorded a $29.7 million impairment charge on goodwill. During the process of finalizing our goodwill valuation as of March 31, 2006, we reduced the $29.7 million goodwill impairment loss by $2.3 million, and recorded the adjustment during the second quarter of 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. In addition, as a result of our testing as of goodwill as of June 30, 2006, we recorded another goodwill impairment charge of $33.0 million during the second quarter of 2006. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value as of June 30, 2006 for the goodwill impairment test was our market capitalization. We did not record an impairment loss on goodwill during the third quarter of 2006 because our fair market value as of September 30, 2006 exceeded our net book value as of that date.

Impairment Loss on Intangible and Other Long-Lived Assets—We periodically review the carrying values of our long-lived assets to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144 when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. Due to our decision to refocus our resources toward specific product offerings and revenue opportunities during the third quarter, we believed that this constituted a triggering event under SFAS 144. In addition, we continued to incur losses from operations and actual sales and growth rates for the first nine months of 2006 were significantly lower than expected. In reviewing our long-lived assets for impairment for the three months ended September 30, 2006, we compared the carrying value of our primary long-lived assets – amortizable intangible assets and furniture and equipment to undiscounted cash flows expected from the use of the asset group. As a result of our decision to refocus our resources toward specific products, continuing operating losses and lower sales and growth rates in the first nine months of 2006 compared to forecasts, the carrying value of the group of assets exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we measured the value of our long-lived assets as of September 30, 2006, based on a discounted cash flow model and the orderly liquidation method, and concluded that an impairment charge of $14.6 million should be allocated to the asset group on a pro rata basis, which we recognized during the third quarter of 2006. The pro rata allocation resulted in a $13.9 million impairment charge of intangible assets and a $716,000 impairment charge related to furniture and equipment, which were recorded in our statement of operations

In the first quarter of 2005, we assessed the marketing strategy for our product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. We estimated the fair value of these two tradenames to be zero because no future use was anticipated and we did not believe that a market existed for these tradenames. As a result, we recorded a $900,000 impairment loss on intangible assets for the first quarter of 2005. In the third quarter of 2005, we estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 and accordingly, recorded an additional $600,000 impairment loss on intangible assets for the three months ended September 30, 2005.

Interest expense

Interest expense for the three and nine months ended September 30, 2006 was $983,000 and $1.3 million, respectively, compared to $37,000 and $103,000 for the three and nine months ended September 30, 2005, respectively. Interest expense for the three and nine months ended September 30, 2006 and 2005 consisted of interest expense from the financing of certain insurance policies over a three month period and interest related to a convertible note payable to a related party that we assumed in the SSP-Litronic acquisition. Due to the convertible debenture and warrant financing in June 2006, interest expense for the three and nine months ended September 30, 2006 also included interest expense on the principal of $8.0 million, amortization of the debt issuance costs, which includes the fair value of the placement agent warrant, and amortization of the debt discounts related to the investor warrants and the beneficial conversion feature.

Other income, net

Other income for the three and nine months ended September 30, 2006 was $79,000 and $250,000, respectively. This is compared to $135,000 and $296,000 for the three and nine months ended September 30, 2005, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Change in fair value of outstanding warrants

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with our Series A warrants. We estimated the cash redemption value was to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and the value was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, we reclassified these warrants from equity to a liability because the warrants then contained characteristics of a debt instrument. The $172,000 gain during the nine months ended September 30, 2005, represented the change in valuation between September 30, 2005 and December 31, 2004. There were no changes in the fair value of these warrants during the period from December 31, 2005 to their expiration on June 6, 2006.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, we received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, we reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity.

Income tax provision

We recorded income tax expense of $13,000 and $39,000 for the three and nine months ended September 30, 2006, respectively. We recorded income tax benefits of $203,000 and $501,000 for the three and nine months ended September 30, 2005. We recorded income tax expense of $13,000 was recorded during the first three quarters of 2006 and 2005, which represented the income tax effect of goodwill amortization created by our asset purchase from Biometric Solutions Group in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%. In addition, during the first quarter of 2005, we recorded a $324,000 non-cash tax benefit related to the $900,000 impairment charge related to tradenames. Tradenames have no basis for tax purposes, but do have book carrying value. To the extent that we cannot reasonably estimate the amount of deferred tax liabilities related to tradenames that will reverse during the net operating loss carry forward period, we cannot offset the deferred tax liabilities against deferred tax assets for purposes of determining the valuation allowance.

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

We determined the fair value of the modification of these warrants by using a Black-Scholes-Merton option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. We estimated the fair value of the modification to be $76,000 and we recorded this amount as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

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

We determined the fair value of the modification of these warrants by using a Black-Scholes-Merton option valuation model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. We estimated the fair value of the modification to be $509,000 and we recorded this amounts as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2006, primarily from our existing working capital, and bolstered our cash position with our June 2006 convertible debenture and warrant issuance. As of September 30, 2006, our working capital was negative $1.4 million, which included $5.2 million of cash and cash equivalents. This is compared to working capital of $11.8 million at December 31, 2005, which included cash and cash equivalents of $15.2 million.

In October 2006, we significantly reduced our operating expenses by reducing our workforce by over 50%. We estimate restructuring costs to be approximately $800,000, which is primarily comprised of severance payments for the effected employees. We expect to pay out the $800,000 in restructuring costs, in addition to employee accrued paid-time off balances totaling approximately $525,000, during the fourth quarter of 2006.

After these restructuring activities and excluding severance expense we expect to recognize in the fourth quarter, we expect to use approximately $2.5 million in the fourth quarter of 2006 and approximately $2.0 per quarter in operations after that. As a result of the restructuring and the capital raised during June 2006, we believe that we have sufficient funds to continue our operations at current levels into the first quarter of 2007. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations through September 30, 2007, we expect that we will need an additional $5.0 million of cash flow from operations and through the issuance of equity or debt securities or other sources of financing. Currently, we do not have any arrangements in place for any future financings, and we may not be able to secure additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain the necessary additional financing, we would be required to reduce the scope of our operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, and we may be required to cease our operations.

The $8.0 million aggregate principal amount of our 8% convertible debentures we issued in June 2006 is subject to mandatory monthly redemption at the rate of 1/12 of the original principal amount plus accrued but unpaid interest on the debentures commencing December 1, 2006. We have elected to pay interest on the debentures in shares of our common stock beginning with the payment due in December 2006, and for future interest payment dates until we notify the holders of the debentures that we elect otherwise. We have also elected to pay the monthly redemption payment due in December 2006 in shares of common stock.

We expended $15.8 million in operating activities during the first nine months of 2006, compared to $15.1 million for the same period in 2005. The net loss of $96.0 million for the nine months ended September 30, 2006 was significantly impacted by $60.4 million in losses related to the impairment of goodwill and $14.6 million impairment to intangible assets and furniture and equipment. Other significant adjustments to the net loss were depreciation and amortization of $2.6 million, non-cash interest expense of $923,000, stock-based compensation of $872,000 and an increase in accrued expenses of $523,000. These adjustments were offset by an increase in accounts receivable of $456,000 and a decrease in accounts payable of $127,000.

Net cash used in investing activities was $506,000 during the nine months ended September 30, 2006, primarily related to purchases of equipment and leasehold improvements for our new executive offices in Kirkland, Washington, which we began to occupy in May 2006. This is compared to $262,000 used for purchases of furniture and equipment for the same period in 2005.

Net cash provided from financing activities was $6.4 million during the nine months ended September 30, 2006, compared to $14.4 million during the same period in 2005. During the nine months ended September 30, 2006, we received gross proceeds of $8.0 million, net of $614,000 in debt issuance costs paid, through the issuance of 8% convertible debentures and warrants to purchase 8,889,002 shares of our common stock. These proceeds were offset by $855,000 in payments as a result of the amendments of certain warrants issued in connection with our June 2005 financing.

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

In connection with our acquisition of SSP-Litronic on August 6, 2004, we assumed the leases for properties in Irvine, California and Reston, Virginia. In Irvine, we lease 20,702 square feet of office space that serves as the principal office for Litronic under a lease that expires in February 2012. In Reston, we lease 5,130 square feet of office space under a lease that expires in March 2009. On April 21, 2006, we entered into an agreement to sublet this office space. The term of the sublease is April 24, 2006, through March 31, 2009. The initial base rent is $117,990 per year, subject to 5% annual adjustments throughout the term of the sublease. We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices	Kirkland, Washington	19,456	8/31/2011
Edmonton development office	Edmonton, Alberta, Canada	8,100	3/31/2007
Charleston development office	Charleston, South Carolina	4,484	2/25/2007
Saflink Reston sales office (Campus Commons)	Reston, Virginia	6,083	4/30/2009
Litronic headquarters	Irvine, California	20,702	2/29/2012
Litronic Reston sales office	Reston, Virginia	5,130	3/31/2009

Our significant fixed commitments with respect to our convertible note obligation and our operating leases as of September 30, 2006, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2006	2007 & 2008	2009 & 2010	2011 & After
Operating leases	$5,031	$303	$2,103	$1,745	$880
Series A warrant redemptions	372	160	212	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note interest	63	63	—	—	—
Convertible debentures	8,000	667	7,333	—	—
Convertible debentures interest	592	299	293	—	—

Total Contractual Cash Obligations	$15,308	$2,742	$9,941	$1,745	$880

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report.

We have accumulated significant losses and may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of approximately $257.2 million from our inception through September 30, 2006. We have continued to accumulate losses after September 30, 2006, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of November 1, 2006, 88,908,229 shares of our common stock were outstanding. In addition, there were a total of 43,525,113 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible debt. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, none of which have exercise or conversion prices below the market price for our common stock of $0.19 as of November 1, 2006. Options to acquire 9,339,637 shares of our common stock were outstanding as of November 1, 2006, and our existing stock incentive plan had 1,981,191 shares available for future issuance as of that date.

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

On December 16, 2005, we received a Nasdaq staff deficiency letter indicating that we were not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4). We received the letter because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days. The deficiency letter also stated that, in accordance with Marketplace Rule 4310(c)(8)(D), we would be provided 180 calendar days, or until June 14, 2006, to regain compliance with the bid price requirement. On June 15, 2006, we received written notification from Nasdaq indicating that we would receive an additional 180 calendar days, or until December 11, 2006, to regain compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4). The letter also stated that if, at anytime prior to December 11, 2006, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, then we will receive notification that we are in compliance with the rule.

If we cannot demonstrate compliance by December 11, 2006, we will be provided written notice that our securities will be delisted. At that time, we would have the right to appeal Nasdaq’s determination to delist our securities to a listing qualifications panel, which would postpone the effect of the delisting pending a hearing on the matter before the panel.

On October 11, 2006, we received a Nasdaq staff deficiency letter indicating that we were not in compliance with the Nasdaq audit committee requirements as set forth in Marketplace Rule 4350. We received the letter because Mr. Oyer, who was serving as the chairman of the audit committee of our board of directors, no longer met the independence requirements of an audit committee member due to his appointment as interim chief executive officer. The notice stated that we would be provide a cure period in order to regain compliance with this rule as follows:

•	until the earlier of our next annual shareholders’ meeting or September 28, 2007; or

•	if the next annual shareholders’ meeting is held before March 27, 2007, then no later than March 27, 2007.

If we cannot demonstrate compliance within this period, we will be provided written notice that our securities will be delisted.

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

Three customers accounted for 29%, 11% and 10% of our revenue for the three months ended September 30, 2006, while one customer accounted for 14% of the Company’s revenue for the nine months ended September 30, 2006. Two customers accounted for 16% and 10% of our revenue for the twelve months ended December 31, 2005. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 90% and 72% of our revenue for the three and nine months ended September 30, 2006, respectively. Our sales to the U.S. government are subject to risks that include:

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

Our annual meeting of stockholders was held on October 27, 2006. Our stockholders considered four proposals. The first proposal was to elect eight directors to hold office until our annual meeting of stockholders in 2007 and until their successors are elected and qualified, and each candidate received the following votes:

	For	Withheld
Glenn L. Argenbright	58,922,943	4,911,985
Frank J. Cilluffo	58,931,113	4,900,815
Lincoln D. Faurer	59,143,719	4,688,209
Gordon E. Fornell	58,994,529	4,837,399
Asa Hutchinson	58,498,808	5,333,120
Richard P. Kiphart	59,071,211	4,760,717
Trevor Nielson	58,645,257	5,186,671
Steven M. Oyer	53,863,554	1,367,855

All of the foregoing candidates were elected. On October 13, 2006, Kris Shah resigned as a member of our board of directors and declined to stand for reelection. As a result, a vacancy on the board of directors occurred prior to the annual meeting and we did not designate a substitute nominee.

The second proposal was to approve the issuance of more than 19.999% of our common stock in connection with our June 12, 2006 financing. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
16,000,876	6,912,279	106,893	—

The foregoing proposal was approved. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

The third proposal was to approve an amendment to our 2000 Stock Incentive Plan to increase by 8,000,000 the maximum number of shares of our common stock that may be issued under that plan. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
8,921,030	13,985,568	113,450	—

The foregoing proposal was not approved. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstention and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

The fourth proposal was to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
59,550,241	5,263,405	18,282	—

The foregoing proposal was approved. Approval of this proposal required the affirmative vote of a majority of the votes cast affirmatively or negatively on the proposal. Abstentions and broker non-votes were each counted as present for purposes of determining the presence of a quorum but did not have any effect on the outcome of the proposal.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of 8% Convertible Debenture		8-K	4.1	000-20270	6/15/06

4.2	Form of Warrant		8-K	4.2	000-20270	6/15/06

10.1	Executive Consulting Agreement, dated as of September 28, 2006, by and between Saflink Corporation and Capital Placement Holdings, Inc.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: November 9, 2006	By:	/S/ JON C. ENGMAN
Jon C. Engman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of 8% Convertible Debenture		8-K	4.1	000-20270	6/15/06

4.2	Form of Warrant		8-K	4.2	000-20270	6/15/06

10.1	Executive Consulting Agreement, dated as of September 28, 2006, by and between Saflink Corporation and Capital Placement Holdings, Inc.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement