Form 10-K
period 2006-12-31
SAFLINK CORP
filed 2007-03-30
CIK 847555

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-20270

SAFLINK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12413 Willows Road NE Suite 300 Kirkland, WA	98034
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $28,562,376.

There were 122,891,503 shares of the registrant’s common stock outstanding as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 5 of this report and the information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2007 annual meeting of stockholders.

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

Overview

Historically, Saflink Corporation has taken a broad approach to monetizing its investments in identity assurance management technologies. Our involvement in biometric standards activities and participation in government pilot programs led to a broad portfolio of “strong authentication” products that were marketed to the Federal government and commercial enterprises. Revenue from these products was generated using a combination of direct sales and third-party distribution. Our direct sales force sold to regulated industries, government agencies and large systems integrators. Sales to other customers were generally handled by our reseller channel.

Despite a robust family of products and a broad portfolio of intellectual property, management became increasingly concerned with the level of investment required to maintain this approach to sales and the length of time it was taking to achieve the desired result. Management believed that many of our product lines showed the potential for sustainable growth if given enough time. But, as we entered the last half of 2006, it became evident to management and our board of directors that some trade-offs were necessary to ensure that we had enough time and capital to take advantage of those items we believed showed the greatest potential.

Faced with this dilemma, our management and board of directors acted quickly, taking a series of steps to reduce expense and attempt to maximize the company’s chances for success in key markets and programs. Those steps included:

•

Management changes. In late September 2006, our board of directors appointed Steven M. Oyer, a long-time member of our board of directors, as Interim Chief Executive Officer and moved Glenn Argenbright from the position of Chief Executive Officer to president and general manager of our Registered Traveler Solutions Group.

•	A substantial reduction in our workforce. In mid-October 2006, we reduced our headcount by 62% and instituted a hiring freeze, which substantially reduced our monthly cash usage.

•

A consolidation of our facilities. With fewer employees, we had been able to sharply reduce our facility lease obligations. Our facility leases in Washington, Virginia, South Carolina, California, and Alberta (Canada) have been assigned or terminated or the locations have been sublet to subtenants, which further reduced our monthly cash usage.

•

The elimination of non-essential lines of business. Lines of business that did not represent opportunities for substantial growth were eliminated. The Fortezza reader technology was sold as part of a transaction to eliminate a $2.4 million commercial lease obligation related to our facility in California. We also disbanded our professional services organization in Virginia and announced End-Of-Life (EOL) for our NetSign Common Access Card (CAC) desktop smartcard middleware product.

•

A renewed, sharper focus. We narrowed our focus and intend to concentrate our efforts in two key areas: the Transportation Security Administration’s Registered Traveler program; and those products and assets we consider our core technologies. We believe this narrowed focus will help us maximize our ability to leverage previous investments in intellectual property and minimize our costs and extend the timeline for success. We also believe this concentration can provide the greatest potential to maximize shareholder value. We restructured our business into two divisions, which reflect our shift in focus:

•

Registered Traveler Solutions Group—The mission of our Registered Traveler Solutions Group is to combine our reputation and intellectual property in identity assurance management with our founding membership in the FLO Alliance to offer a premier solution for the Registered Traveler program.

•

Core Technologies Group—The mission of our Core Technologies Group is to seek partnerships with companies who can combine their own investment in marketing, production, distribution and support with our products and intellectual property to offer solutions to the market that are mutually beneficial.

Registered Traveler Solutions Group

The Transportation Security Administration’s (TSA) Registered Traveler program is designed to provide expedited security screening for airline passengers who volunteer biometric and biographic information to a TSA-approved Registered Traveler vendor and successfully complete a security threat assessment. We believe that, through our founding membership in the FLO Alliance, we will be a leading Registered Traveler program vendor and service provider to airports and air carriers.

We have drawn on our significant expertise and demonstrated success in implementation of biometrically-enabled credentials and security applications in government identity programs to develop the enrollment, identity management and authentication subsystems we believe are necessary for the deployment of a successful Registered Traveler solution.

We have also assembled and lead the Fast Lane Option (FLO) Alliance, a consortium of companies with extensive expertise in credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing. Through the FLO Alliance, we believe that we have developed a solution that addresses the requirements of every phase of the Registered Traveler program, including the credentialing process and subsequent operational use of the credential in the civil aviation passenger screening environment. Our agreements with the members of the FLO Alliance currently consist of letters of understanding to enter into discussions regarding the obligations of the respective parties and financial terms of the relationships and we intend to negotiate definitive agreements with the companies in the FLO Alliance to facilitate the implementation of the Registered Traveler solution.

Market research with the traveling public has demonstrated that frequent travelers may be willing to pay for the convenience of being able to avoid long lines at airport security, and would be willing to disclose personal information in exchange for a more convenient and expedited travel experience. In testimony before the Senate Committee on Commerce, Science and Transportation, the executive director and chief operating officer of the National Business Travel Association (NBTA) stated that in a joint survey conducted by the NBTA and the Travel Industry of America, 92% of business travelers indicated a desire to participate in the Registered Traveler program.

We expect to launch our Registered Traveler solution with a stand-alone smartcard credential, which we call the FLO card, for use at security checkpoints of participating airports. However, we are working to add payment functionality to the FLO card for either debit/credit or stored value transactions and plan to utilize our consumer credit partners to aggressively market the FLO card through the consumer credit market. In the future, we hope to combine the FLO card with the credit/debit card to help to address issues such as credit card fraud and secure banking transactions.

We believe the principal source of revenue for our Registered Traveler Solutions Group will be a portion of the annual fees travelers will pay to participate in the program. We have not determined what annual fee participating travelers would be required to pay, but we anticipate that the annual fee will be approximately $100 per traveler. Analysts have estimated the number of potential participating travelers to be ten million and the total Registered Traveler market to potentially range in size from $1—$3 billion. In addition to the large number of potential participants, we believe the market opportunity is further enhanced by the financial quality of the potential participants. We believe the most likely participants are business travelers who use credit/debit cards as their principal form of payment, have higher credit limits, possess high credit ratings, pay many of their travel expenses through a company expense account, and have more disposable income.

We believe another source of revenue will be our portion of payments the FLO Alliance may receive under affiliate agreements with companies interested in marketing into the Registered Traveler channel. These companies may include those providing car and limousine services, office supplies, printing services, baggage services, private jets, international concierge access, resort services, corporate retreats, and banking and asset management services.

In addition to the Registered Traveler market, we believe there are a number of other markets into which we may be able to expand the FLO Solution, including:

•	Ferry, metro, rail, subway, cruise;

•	Stadiums, events, venues; and

•	E-Commerce, secure retail, identity theft prevention.

Core Technologies Group

Through our Core Technologies Group, we plan to focus on monetizing our products, intellectual property and technology through a combination of licensing and selling these assets and developing or enhancing new products that we believe have near-term potential. For example:

•

On February 1, 2007, we licensed our NetSign® for mobile middleware with Biometric Associates, Inc. (BAI). BAI is a developer of user authentication systems. The agreement provides BAI a non-exclusive license for use of NetSign for mobile middleware in the development and subsequent sale of BAI’s baiMobile™ product line. The license agreement included an initial payment plus royalties due quarterly over a period of four years. Royalties are based on the number of seats sold by BAI that include our middleware.

•

On February 27, 2007, we sold our rights in our SAFsolution and SAFmodule software programs to IdentiPHI, LLC for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The deferred payments are based on a percentage of IdentiPHI’s gross margin over the next three years that includes the SAFsolution or SAFmodule source code.

Our Core Technologies Group is focused on additional software licensing transactions and strategies to monetize our intellectual property portfolio. In particular, the Core Technologies Group will concentrate business development efforts on the following product lines:

•

jForté—our premier high assurance token. The jForté token, available as a smart card, USB fob or as an SOIC package, is designed to meet the most demanding and critical security needs encountered in enterprise smart card deployments. The jForté token is designed to deliver the security, convenience, flexibility and performance needed to satisfy the essential elements of any critical information assurance program. By combining a high level of security and performance in an open, standards-based environment, jForté provides a strong authentication solution for secure access to mission critical networks, PCs, and information systems. Interoperability and card management are addressed through the use of Java Card™ technology, a GlobalPlatform architecture and adherence to the Government Smart Card Interoperability Specification (GSC-IS). The jForté token can operate within the existing CAC issuance model and is well suited to meet the needs of the Federal Personal Identity Verification (PIV) program and other critical high assurance programs. We expect to fulfill an order for jForté in various form factors for an agency of the Federal government during the first half of 2007. We intend to continue to pursue opportunities with interested third parties in the Federal government market. We believe the Federal government market offers highest and most immediate need for high assurance token solutions. Following our mission with core technologies, we plan to search for key partners to assist with product development and marketing activities.

•

SureAccess™—our Physical Access Control System (PACS) product line. Our PACS focus historically has been the development of biometric/smartcard readers and solutions for deployment in the maritime space—offering stationary and hand-held versions for use in seaports and on board vessels. We delivered several hundred SureAccess readers to the State of Florida, whose FUPAC program is slightly more developed than the TSA’s Transportation Workers’ Identification Credential (TWIC) specification. The fixed product solution is an all-weather, smart card and biometric reader that reduces the threat of unauthorized access to critical facilities. With dynamic threat protection, the reader allows our customers to immediately strengthen access assurance requirements with multifactor authentication in response to changing threat levels. Both the fixed reader and the mobile hand-held readers have been designed to support and meet the strict requirements of the National Institute of Standards and Technologies’ (NIST) Federal Information Processing Standard (FIPS) 201, also known as the PIV program. We believe this design will support the use of these readers beyond just the specifications of the maritime space (commonly considered the TWIC program) and enable broader application in the Federal space. The SureAccess readers are based on the same Saflink contactless smartcard and biometric reader technology previously deployed by the TSA as part of TWIC Phase III. We expect the government and homeland security agencies to continue refinement of various specifications for use in both the TWIC and FIPS 201/PIV programs. We intend to continue developing partner relationships in an effort to expand product and marketing opportunities within the defined government programs.

•

NetSign® for mobile—our competing solution to the RIM®Blackberry® offering in the Department of Defense (DoD) Common Access Card (CAC) program. An application designed specifically for use with Windows Mobile®-based devices, NetSign for mobile enables CAC users to perform many of the same security functions available with their desktop smart card middleware. These functions extend security based on public key infrastructure (PKI) to Windows Mobile devices—including the capability to digitally sign and encrypt/decrypt emails and documents, logon to secure web sites and utilize other CAC-enabled applications. We believe the demand for mobile security solutions will grow as DoD CAC users migrate away from Blackberry devices to Windows Mobile-based devices and as PKI-enabled smart cards are issued to Federal employees as trusted IDs under the FIPS 201/PIV program. We entered into a non-exclusive license agreement with BAI in the first quarter of 2007 and we believe key partners such as BAI and others offer the greatest market opportunity for us. We are pursuing partners that can integrate the NetSign for mobile application into their own hardware and software product solutions—expanding the market reach of the product in this growing space.

•

miValet™—our identity-centric computing solution designed specifically for security-conscious workers who use more than one computer. Addressing the need for solutions to help businesses and individuals manage information, miValet allows employees to access personal and corporate files from multiple computers securely and simply from almost anywhere using industry-standard hardware. For the individual or employee, simplified access to information and files regardless of their location can provide improved personal productivity, easier collaboration and greater efficiency. Among the benefits to the business or enterprise can be increased employee productivity, reduced risk of employees losing files and corporate information via unsecure data transfers, and lower capital costs for employee laptops and desktops. We are exploring business relationships in key market segments related to data backup and recovery, online storage and managed information to support distribution, marketing and service needs for the solution.

Patents and Trademarks

We hold two issued patents relating to a system and method of authenticating users in a network environment. We license this patent family to an entity under a royalty-bearing, non-exclusive license agreement and are actively seeking to enforce our rights under this patent family through similar licensing agreements. In addition, we hold five issued patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and hand held computer companies. We also hold four issued patents covering methods for more secure, higher speed smart card, biometric, and reader systems which we believe can be utilized to enhance and create strategic relationships with smart card technology companies, computer manufacturers, and hand held computer companies.

In addition, we have published and unpublished pending patent applications related to our software, hardware, and systems. However, we cannot be sure that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

We also rely on unpatented know-how, trade secrets and continuing research and development. We may not have any protection from other parties who independently develop the same know-how and trade secrets. Protection of our proprietary products and services is important to our business, and our failure or inability to maintain this type of protection could have a material adverse affect on our business, financial condition, results of operations and prospects. Moreover, while we do not believe that the production and sale of our proposed products or services infringe on rights of third parties, if we are incorrect in this regard, our failure to obtain needed licenses from these third parties could have a material adverse effect on our ability either to complete the development of certain products or services or to produce and market these products or services. Failure to obtain any of these types of licenses could adversely impact our business, condition (financial or otherwise), results of operations and prospects.

We license certain patents or other intellectual property from other companies. The competitive nature of our industry makes any patents and patent applications of our licensors important to us. However, we cannot be sure that any of the patent applications of these licensors will be granted, that patents previously granted will prove enforceable, or that any of these patents or patent applications will lead to any competitive advantage for us.

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

Employees

As of December 31, 2006, we had 20 full-time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

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

We have accumulated net losses of approximately $281.9 million from our inception through December 31, 2006. We have continued to accumulate losses after December 31, 2006, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

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

As of March 27, 2007, 122,891,503 shares of our common stock were outstanding. In addition, there were a total of 36,364,758 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible debt. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, 926,471 of which have exercise or conversion prices below the market price for our common stock of $0.09 as of March 27, 2007. Options to acquire 8,151,998 shares of our common stock were outstanding as of March 27, 2007, and our existing stock incentive plan had 3,168,830 shares available for future issuance as of that date.

We may, in our discretion, elect to pay the monthly redemption amounts and interest due on the debentures we issued in June 2006 in cash or in shares of our common stock. To date, we have elected to pay all redemption amounts and interest due in shares of our common stock and, accordingly, we have issued 33,983,297 shares of our common stock for the December 2006, January 2007, February 2007, and March 2007 redemption and interest payments and the April 2006 pre-redemption issuance.

The issuance of large numbers of additional shares of our common stock to pay the principal and interest of our convertible debt or upon the exercise or conversion of outstanding options, warrants or convertible debt would cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

If we do not generate significant revenue from our participation in large government security initiatives or increase the level of our participation in these initiatives, our business performance and future prospects may suffer.

We play various roles in certain large government security initiatives, including pursuing various opportunities in connection with the Transportation Security Administration’s (TSA) Registered Traveler program. However, our Registered Traveler business has never generated revenue. Our primary focus in the Registered Traveler business has been the development of a solution designed to meet the needs of the Registered Traveler program through the FLO Alliance, a consortium of companies with expertise in credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing. Although Huntsville International Airport recently agreed to work exclusively with the FLO Alliance to develop and implement a Registered Traveler program, the FLO Alliance has not entered into any agreement to be a Registered Traveler service provider and its solution has not been implemented in any airport to date. In addition, we have participated on the TSA’s Transportation Worker Identification Credential (TWIC) program, where our credentialing solutions accounted for a significant portion of the technology deployment for the prototype or limited deployment phase of the initiative. We have invested a substantial amount of time and resources in our efforts to participate in these and other government security initiatives, but we have not generated significant revenue from our participation in these security initiatives to date. If we are not able to generate significant revenue from our participation in these or other government programs, or if we incur substantial additional expenses related to government programs before we earn associated revenue, we may not have adequate resources to continue to operate or to compete effectively in the government or the commercial marketplace.

Our Registered Traveler business will be highly dependent on the FLO Alliance and could be materially harmed if we cannot negotiate definitive agreements with our alliance partners or if our relationships with our alliance partners were to weaken.

Our Registered Traveler business depends on the other members of the FLO Alliance for many elements of our Registered Traveler solution. Our arrangements and relationships with the members of the FLO Alliance will be critical to our ability to provide a Registered Traveler solution. The FLO Alliance is a consortium of companies with experience in credentialing, security, access control, travel services, political lobbying, and corporate and consumer marketing. Our agreements with the members of the FLO Alliance currently consist of letters of understanding to enter into discussions regarding the obligations of the respective parties and financial terms of the relationships, but the letters of understanding do not specifically obligate any of the companies in the FLO Alliance to concrete obligations relating to the implementation of a Registered Traveler solution. The success of the FLO Alliance will depend on our ability to negotiate definitive arrangements with respect to the obligations of the various members of the alliance and the performance of these third parties’ obligations or their ability to meet their obligations under these arrangements are outside our control. If we are unable to negotiate formal arrangements with these parties or they do not meet or satisfy their obligations under these arrangements, the performance and success of the FLO Alliance and our ability to implement a Registered Traveler solution may be significantly impaired.

Our financial results and ability to generate revenue from the Registered Traveler program in the future depend on our ability to negotiate arrangements with the FLO Alliance providing us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler program.

We believe our principal source of revenue under the Registered Traveler program will be a portion of the annual fees travelers will pay to participate in the Registered Traveler program. We have not determined what annual fee participating travelers would be required to pay, but we anticipate that the annual fee will be approximately $100 per traveler. The TSA has announced that the fee for its portion of the Registered Traveler program, which covers the cost of the TSA’s security threat assessment, will be $28. Following the deduction of TSA’s portion of the annual fee from the anticipated annual fee, the FLO Alliance would receive $72 per traveler to cover services provided by all members of the FLO Alliance, including the registration and enrollment of travelers and the issuance of Registered Traveler cards and related customer service. If we are unable to negotiate favorable arrangements with members of the FLO Alliance providing us with an acceptable portion of the annual fees travelers pay to participate in the Registered Traveler Program, our financial results, and future prospects and ability to generate revenue could be harmed.

If the market for our products and services does not experience significant growth or if our biometric, token and smart card products do not achieve broad acceptance in this market, our ability to generate significant revenue in the future would be limited and our business would suffer.

A substantial portion of our product and service revenue are derived from the sale of biometric, token and smart card products and services. Biometric, token and smart card solutions have not gained widespread acceptance. It is difficult to predict the future growth rate of this market, if any, or the ultimate size of the biometric, token and smart card technology market. The expansion of the market for our products and services depends on a number of factors such as:

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

As our current services and product offerings evolve, we may derive a material portion of our revenue from royalties, which is inherently risky.

Because a material portion of our future revenue may be derived from license royalties, our future success depends on:

•	our ability to secure broad patent coverage for our new technologies and enter into license agreements with potential licensees; and

•	the ability of our licensees to develop and commercialize successful products that incorporate our technologies.

We face risks inherent in a royalty-based business model, many of which are outside of our control, such as the following:

•	the rate of adoption of our technologies by, and the incorporation of our technologies into products of, OEMs;

•	the willingness of our licensees and others to make investments to support our licensed technologies, and the amount and timing of those investments;

•	actions by our licensees that could severely harm our ability to use our proprietary rights;

•	the pricing and demand for products incorporating our licensed technologies;

•	our ability to structure, negotiate and enforce agreements for the determination and payment of royalties; and

•	competition we may face with respect to our licensees competing with our business.

It is difficult to predict when we will enter into additional license agreements, if at all. The time it takes to establish a new licensing arrangement can be lengthy. We may also incur delays or deferrals in the execution of license agreements as we develop new technologies. The timing of our receipt of royalty payments and the timing of how we recognize license revenue under license agreements may fluctuate and significantly impact our quarterly or annual operating results. Because we may recognize a significant portion of license fee revenue in the quarter that the license is signed, the timing of signing license agreements may significantly impact our quarterly or annual operating results. Under our license agreements, we also may receive ongoing royalty payments, and these may fluctuate significantly from period to period based on sales of products incorporating our licensed technologies.

Our success depends on significant growth in the emerging Registered Traveler market and on broad acceptance of our Registered Traveler products and services in this market.

Because we believe a significant source of revenue will be a portion of the annual fees travelers will pay to participate in the Registered Traveler program, our success will depend largely on the expansion of markets for Registered Traveler related products domestically and internationally. The Registered Traveler market is new and unproven and our ability to generate revenue will depend on the size of the market and the market’s acceptance of our products and services. We cannot accurately predict the future growth of this industry or the ultimate size of the Registered Traveler market. Even if the Registered Traveler products and related technology gain market acceptance, our products may not achieve sufficient market acceptance or the market may not be sufficiently large to ensure our viability.

We may not be able to compete successfully in the Registered Traveler market against current and potential competitors.

We and the FLO Alliance will face intense competition in both the Registered Traveler and travel services markets. Many of our current and potential competitors, such as Verified Identity Pass and Unisys, have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. Verified Identity Pass is currently the only service provider operating a Registered Traveler program at a U.S. airport and has substantial name recognition. We may not be able to compete effectively with these competitors. In addition, as the market evolves there may be competitors that can respond more rapidly to changes in the market. Our competitors may also be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or devote greater resources to the promotion and sale of their products. If we are unable to compete successfully with existing and potential competitors in the Registered Traveler market, our ability to implement our Registered Traveler solution and our business will suffer.

We may not be able to find attractive acquisition candidates as part of our growth strategy and, even if we do, we may not be able to integrate acquired companies.

In order to expand our Registered Traveler product offerings, we may need to acquire additional businesses, assets or securities of companies that we believe would provide a strategic fit with our business, such as companies involved in screening, remote check in, offsite baggage handling, and credentialing. We may not be able to identify acquisition targets and, if identified, we may not be able to complete transactions with these targets. Any business we acquire would need to be integrated with our existing operations. In addition, we could incur unknown or contingent liabilities of acquired companies. Difficulties in integrating the operations and personnel of any acquired companies could disrupt our business operations, divert management’s time and attention and impair relationships with and risk the possible loss of key employees and customers of the acquired business. Our failure to identify acquisition targets or to manage the integration of any acquisition could disrupt our business operations harm our financial condition.

If we are unable to keep up with rapid technological change in the biometric technology, smart card, and Registered Traveler markets, we may not be able to compete with our product and service offerings.

Our future success will depend upon our ability to keep pace with the developing Registered Traveler market and to integrate new technology into our Registered Traveler solution and introduce new products and product enhancements to address the changing needs of the marketplace. Various technical problems and resource constraints may impede the development, production, distribution and marketing of our Registered Traveler products and services. More advanced or alternate technology employed by competitors and unavailable to us could give our competitors a significant advantage. It is possible that products and services developed by our competitors will significantly limit the potential market for our Registered Traveler products and services or render our products and services obsolete.

If Registered Traveler is not accepted by consumers and businesses as a viable retail offering, our ability to continue as a business would be severely jeopardized.

The Registered Traveler program has not been widely adopted and is in its infancy. The program may not achieve wide acceptance by airports, airlines and travelers for a number of reasons, including that the Registered Traveler program may not:

•	be seen as providing tangible and widely anticipated benefits to passengers;

•	attract significant numbers of registrants;

•	be seen as generating a pronounced improvement in overall security;

•	overcome vendor interoperability issues;

•	diminish system-wide passenger wait times; or

•	satisfactorily confront and resolve passenger privacy issues.

In addition, the current concerns and frustration of travelers over the increased difficulty of air travel may decline and businesses may not wish to invest in technology like our solution that uses biological identifiers to secure and simplify the security screening process. Because we are targeting the Registered Traveler program to grow our business, a failure to accept or a decline in the use of the Registered Traveler program will severely harm our business.

If we lose our current or future license rights to use the biometric, encryption, and scanning technologies of third parties, our ability to compete with products that already include this technology will be substantially impaired and may be entirely precluded.

Third party biometric identification and authentication software, encryption algorithms, and document scanning and processing technologies play a key role in the Registered Traveler business. We anticipate that these technologies will also play a key role in the future development of our enrollment and authentication kiosks. Our rights under any third party agreements may be terminated if we fail to pay required fees, including minimum specified payments, or if we otherwise breach these agreements. If we lose our rights to use these technologies, our business would likely suffer.

Government regulation and legal uncertainties associated with the Registered Traveler program could hurt our business and future prospects.

The Registered Traveler program is currently subject to oversight by the TSA. Although private industry has been tasked with the responsibility of crafting specifications and guidelines for this program, it is possible that a number of laws and regulations may be adopted with respect to Registered Traveler, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development of the market for Registered Traveler may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business in this space. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, our technology is not patented, and we may be unable or may not seek to obtain patent protection for our technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave us to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed.

We depend heavily on our network infrastructure and its failure could result in unanticipated expenses and prevent users from effectively utilizing our services, which could negatively impact our ability to attract and retain users.

Our success will depend upon the capacity, reliability and security of our network infrastructure. We must continue to expand and adapt our network infrastructure as the number of users and the amount of information at risk increases, and to meet changing customer requirements. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our infrastructure to meet additional demand or our customers’ changing requirements on a timely basis, at a commercially reasonable cost, or at all. If we fail to expand its network infrastructure on a timely basis or adapt it either to changing customer requirements or to evolving industry standards, our business could be significantly impacted.

In addition, our operations are dependent upon our ability to protect our network infrastructure against damage from fire, earthquakes, floods, mudslides, power loss, telecommunications failures and similar events. Despite precautions taken by us, the occurrence of a natural disaster or other unanticipated problem at our network operations center, co-locations centers (sites at which we will locate routers, switches and other computer equipment which make up the backbone of our network infrastructure) could cause, interruptions in the services we provide. The failure of our telecommunications providers to provide the data communications capacity required by us as a result of a natural disaster, operational disruption or for any other reason could also cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

We rely on industry leading encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Despite the implementation of intense security measures, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by us to protect customer data. If any such compromise of our security were to occur, it could have a material adverse effect on our business, results of operations and financial condition.

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

Two customers accounted for 13% and 11% of our revenue, for the twelve months ended December 31, 2006, while two customers accounted for 16% and 10% of our revenue for the twelve months ended December 31, 2005. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Government sales accounted for 73% of our total sales for the twelve months ended December 31, 2006, and 84% of our total sales for the twelve months ended December 31, 2005. Our sales to the U.S. government are subject to risks that include:

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

We lease our current principal executive offices, consisting of approximately 19,456 square feet, in Kirkland, Washington, under a lease that expires in August 2011.

We also leased approximately 8,100 square feet of office space, under a lease that was set to expire in March 2007, in Edmonton, Alberta, Canada. In December 2006, we vacated the Edmonton facility and terminated the lease with the landlord. As part of the lease termination, we were relieved of our obligation to pay rent for the remaining lease term, which included January, February and March 2007.

In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. In February 2007, we entered into a sublease agreement with another entity to sublease the entire Reston facility through our lease termination date. The differences in rental rates between the original lease and the sublease are minimal and did not have a material effect on our financial statements.

We also leased a facility consisting of 4,484 square feet in Charleston, South Carolina, which was set to expire in February 2007. In January 2007, we had vacated the Charleston facility and terminated the lease with the landlord. As part of the termination settlement, we were relieved of our obligation to pay rent for the remaining lease term, which included January and February 2007.

In connection with our acquisition of SSP-Litronic in August 2004, we assumed the leases for properties in Irvine, California and Reston, Virginia. In Irvine, we leased 20,702 square feet of office space that served as the principal office for Litronic. The lessor of this facility was KRDS, Inc., an entity that is majority-owned by three former employees of Litronic, one of whom is Kris Shah, the former president of Litronic, and a former member of our board of directors. In December 2006, as part of an asset purchase agreement between RDSK, Inc., KRDS, Inc. and Saflink and Litronic, this lease was terminated and the facility was vacated.

In Reston, we lease 5,130 square feet of office space under a lease that expires in February 2009. In April 2006, we entered into a sublease agreement with another entity to sublease the entire Reston facility through our lease expiration date. The differences in rental rates between the original lease and the sublease are minimal and did not have a material effect on our financial statements.

We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices	Kirkland, Washington	19,456	8/31/2011
Saflink Reston office (sublet as of February 2007)	Reston, Virginia	6,083	4/30/2009
Litronic Reston office (sublet as of April 2006)	Reston, Virginia	5,130	2/28/2009

Item 3.	Legal Proceedings

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which is in turn our wholly-owned subsidiary. The complaints alleged that Pulsar breached a contract by failing to make payments to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed the complaint for lack of prosecution activity for more than twelve months. G2 re-filed the action in May 2001. In 2002, the court moved the case into the same division handling other matters related to G2 and Classical, and stayed any further action in this case pending the resolution of matters between G2 and Classical. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant.

We are also involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Our common stock was traded on the Nasdaq Capital Market under the symbol “SFLK” through March 19, 2007, and was delisted from that market effective with the open of business on March 20, 2007. Beginning March 20, 2007, our common stock began trading on the “pink sheets” and, effective March 21, 2007, our common stock began trading on the OTC Bulletin Board under the symbol “SFLK.” The following table sets forth the range of high and low close prices for our common stock as reported on the Nasdaq Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Common Stock Close Price
	High	Low
Fiscal year ended December 31, 2005:
First Quarter	2.72	1.75
Second Quarter	2.25	1.55
Third Quarter	1.64	1.01
Fourth Quarter	1.22	0.75
Fiscal year ended December 31, 2006:
First Quarter	1.07	0.75
Second Quarter	0.82	0.37
Third Quarter	0.45	0.23
Fourth Quarter	0.36	0.07

Record Holders

As of March 23, 2007, there were 444 record holders of our common stock. This does not include the number of beneficial owners whose stock is in nominee or street name accounts through brokers. The last sale price of our common stock as reported on the OTC Bulletin Board on March 23, 2007, was $0.094 per share.

Nasdaq Delisting

On December 16, 2005, we received a Nasdaq staff deficiency letter indicating that we were not in compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market because the bid price of our common stock closed below $1.00 per share for 30 consecutive business days. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until June 14, 2006, to regain compliance with the minimum bid price requirement. On June 15, 2006, we were provided an additional 180 calendar days, or until December 11, 2006, to regain compliance with the minimum bid price requirement.

On December 12, 2006, we received written notification from Nasdaq indicating that we have not regained compliance with the minimum bid price requirement as set forth in Marketplace Rule 4310(c)(4) and, as a result, Nasdaq has determined to delist our securities from the Nasdaq Capital Market.

We appealed the Nasdaq’s determination to delist our securities to a listing qualifications panel, which postponed the effect of the delisting. On February 8, 2007, we had our hearing with the listing qualifications panel and on March 16, 2007, we received the panel’s determination, which was to delist our securities from the Nasdaq Capital Market effective with the open of business on March 20, 2007.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future.

Comparison of Stockholder Return

The following graph compares total stockholder return on our common stock since December 31, 2001, to two indices: the Nasdaq Composite Index and the Nasdaq Computer Index. The Nasdaq Composite Index tracks the aggregate price performance of all domestic and international common stocks listed on the Nasdaq Stock Market. The Nasdaq Computer Index tracks the aggregate price performance of Nasdaq-listed companies that manufacture and distribute computers and associated electronic data processing equipment and accessories, semiconductor capital equipment, manufacturers and distributors of wafers and chips, providers of computer services and IT consultants, Internet access providers, Internet software and on-line service providers, and producers and distributors of computer software. The total return for Saflink’s stock and for each index assumes the reinvestment of dividends and is based on the returns of the component companies weighted according to their capitalizations as of the end of each annual period. During fiscal 2006, our common stock was quoted on the Nasdaq Capital Market and was a component of each of the Nasdaq Composite Index and the Nasdaq Computer Index.

COMPARISON OF CUMULATIVE TOTAL RETURN

FOR SAFLINK CORPORATION

FROM DECEMBER 31, 2001 TO DECEMBER 29, 2006(1)

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
Saflink Corporation	$100.00	$335.20	$214.40	$222.40	$63.20	$10.40
Nasdaq Composite Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
Nasdaq Computer Index	$100.00	$63.50	$95.35	$98.45	$101.15	$107.38

Note: Historical stock price performance is not necessarily indicative of future price performance.

(1)	Shows the cumulative total return on investment assuming an investment of $100 in each of Saflink common stock, the Nasdaq Composite Index and the Nasdaq Computer Index on December 31, 2001. All returns are reported as of Saflink’s fiscal year end, which is December 31 of each year, except that returns for 2005 are reported as of December 30, and returns for 2006 are reported as of December 29, the last trading day of each respective fiscal year. Saflink’s closing stock price on December 29, 2006, was $0.126 per share.

Equity Compensation Plan Information

Information relating to our equity compensation plan is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders. Additional information regarding our equity compensation plan can be found in Note 8—Stock-based Compensation in our consolidated financial statements in this annual report.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Summary Operating Data
Revenue	$4,161	$7,116	$6,398	$2,015	$2,006
Net loss	(120,114)	(47,037)	(15,937)	(10,736)	(6,223)
Preferred stock dividend and accretion	—	—	—	—	4,731
Modification of warrants	611	59	2,167	—	—
Net loss attributable to common stockholders	(120,725)	(47,096)	(18,104)	(10,736)	(10,954)
Basic and diluted loss per common share	(1.36)	(0.56)	(0.36)	(0.42)	(0.73)
Weighted average number of common shares	89,035	84,125	50,125	25,505	14,919

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Summary Balance Sheet Data
Total assets	$3,454	$114,102	$146,222	$12,848	$8,618
Total liabilities	8,805	5,683	7,027	1,747	1,355
Working capital (deficit)	(6,321)	11,770	19,261	6,711	7,064
Current portion of convertible debt, net of discounts	4,619	—	—	—	—
Note payable to related party	1,250	1,250	1,250	—	—
Stockholders’ equity (deficit)	(5,351)	108,419	139,195	11,101	7,263

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below, and identified in Item 1A of this annual report on Form 10-K that could cause actual results to differ materially from historical results or those anticipated.

Overview

Historically, Saflink Corporation has taken a broad approach to monetizing its investments in identity assurance management technologies. Our involvement in biometric standards activities and participation in government pilot programs led to a broad portfolio of “strong authentication” products that were marketed to the Federal government and commercial enterprises. Revenue from these products was generated using a combination of direct sales and third-party distribution. Our direct sales force sold to regulated industries, government agencies and large systems integrators. Sales to other customers were generally handled by our reseller channel.

Despite a robust family of products and a broad portfolio of intellectual property, management became increasingly concerned with the level of investment required to maintain this approach to sales and the length of time it was taking to achieve the desired result. Management believed that many of our product lines showed the potential for exponential growth if given enough time. But, as we entered the last half of 2006, it became evident to management and our board of directors that some trade-offs were necessary to ensure that we had enough time and capital to take advantage of those items with the greatest potential. Faced with this dilemma, our management and board of directors acted quickly, taking a series of steps to reduce expense and attempt to maximize the company’s chances for success in key markets and programs. Those steps included management changes, a substantial reduction of our work force, a consolidation of facilities and narrowed focus for the business. As a result, we restructured the business in order to focus on two key areas, including:

•

Registered Traveler Solutions Group—The mission of our Registered Traveler Solutions Group is to combine the company’s reputation and intellectual property in identity assurance management with its founding membership in the FLO Alliance to offer a premier solution for the Registered Traveler program.

•

Core Technologies Group—The mission of our Core Technologies Group is to seek partnerships with companies that can combine their own investment in marketing, production, distribution and support with our products and intellectual property to offer solutions to the market that are mutually beneficial.

Following these restructuring activities in the Fall of 2006, several events took place as part of our new strategy. As part of our work force reduction, we had significantly reduced our headcount in our Irvine, California office, ceased rental payments, and began negotiations with our landlord to terminate our lease for that facility. In December 2006, as a result of our negotiations to terminate our Irvine lease, we sold certain assets related to Litronic, to RDSK, Inc. In exchange for the assets, RDSK agreed to assume certain liabilities related to the assets and KRDS, Inc., the landlord of our Irvine, California facility, agreed to terminate and cancel the lease agreement for our Irvine facility. RDSK and KRDS are entities that are majority-owned by three former employees of Litronic, one of whom is Kris Shah, a former member of our board of directors and the former president of Litronic. The assets we sold to RDSK included the furniture, equipment and inventory located at the Irvine facility, as well as the material contracts and intellectual property used in the Litronic business, including the Argus reader product line and the Fortezza support contract. RDSK also assumed certain liabilities related to the Litronic business, including liabilities under the assumed contracts and warranty obligations.

On February 1, 2007, we licensed our NetSign® for mobile middleware with Biometric Associates, Inc. (BAI). The agreement provides BAI a non-exclusive license for use of NetSign for mobile middleware in the development and subsequent sale of its products that utilize our middleware. The license agreement included an initial payment plus royalties due quarterly over a period of four years. Royalties are based on the number of seats sold by BAI that include our middleware.

In February 2007, we sold our rights in our SAFsolution and SAFmodule software programs to IdentiPHI, LLC for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The amount of the deferred payments will be equal to a percentage of the provider’s gross margin on sales that include the software programs’ source code. The deferred payments are based on a percentage of IdentiPHI’s gross margin over the next three years that includes the SAFsolution or SAFmodule source code.

With many restructuring activities completed, we have new risks and challenges facing us. Historically, our primary source of revenue has been the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced or assembled from third parties. We believe our primary source of revenue over the next year will be royalties based on the source code sale and the licensing agreement, as well as our portion of subscription fees related to the Registered Traveler program.

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

Revenue Recognition

In fiscal 2006 we derived revenue from license fees for software products, selling our manufactured hardware, reselling third party hardware and software applications, and fees for services related to these software and hardware products, including maintenance services, installation and integration consulting services. We must exercise judgment and use estimates to determine the amount of revenue to be recognized each period.

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

As of December 31, 2006, all goodwill was considered to be impaired and we recorded an impairment charge in our statement of operations.

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

Intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using our own historical experience, as well as analyzing other companies in the same or related industries. Factors we used to determine appropriate estimates of useful lives include, but are not limited to, the expected use of the assets, any legal, regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates have a significant effect on our financial statements

As of December 31, 2006, all amortizable intangible assets had been either sold or considered to be impaired and we recorded an impairment charge in our statement of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

Prior to January 1, 2006, we had elected to apply the disclosure-only provisions of SFAS No. 123. Accordingly, we accounted for stock-based compensation transactions with employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” and interpretation of APB no. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of the grant.

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

We incurred a net loss attributable to common stockholders of $120.7 million for the year ended December 31, 2006, as compared to a net loss attributable to common stockholders of $47.1 million for the year ended December 31, 2005. The net loss for 2006 included impairment losses on goodwill, intangible assets and furniture and equipment of $75.9 million, $15.5 million, and $716,000, respectively. Also included in the net loss for 2006 was a $2.8 million restructuring charge related to facility consolidations and workforce reductions. The net loss for 2005 included impairment losses on goodwill and intangible assets of $19.3 million and $1.5 million, respectively. The increased net loss during 2006 when compared to 2005 was primarily due the increased impairment losses on goodwill, intangible assets and restructuring costs.

The following discussion presents certain changes in our revenue and operating expenses which have occurred between fiscal years 2006 and 2005, and between fiscal years 2005 and 2004, and should be read in conjunction with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenue

Revenue of $4.2 million for the year ended December 31, 2006, decreased 41% compared to revenue of $7.1 million for the year ended December 31, 2005. Revenue of $3.4 million came from product sales and $762,000 from services during 2006. Product revenue decreased 31%, or $1.5 million, in 2006, when compared to the $4.9 million recorded in 2005. Service revenue decreased 65%, or $1.4 million, compared to the $2.2 million recorded in 2005.

Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. During 2006, software license revenue decreased by $215,000, hardware revenue decreased by $1.1 million and revenue related to third party products decreased by $199,000. The decrease in hardware revenue was primarily due to a reduction in Litronic-branded Argus reader sales. Due to the sale of assets to RDSK in December 2006, we no longer have any Argus reader sales. Third party product revenue decreased in 2006, primarily due to increased availability and lower prices for biometric fingerprint readers, which increased competition for sales of these products.

Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. The service revenue decrease in 2006, when compared to 2005, was primarily related to a reduction of work performed on several government projects, primarily as a subcontractor to larger system integrators. This was due to the completion of certain contracts in 2005 and a reduced emphasis on obtaining service contracts during 2006. As of December 31, 2006, we were not engaged as a subcontractor by any system integrators for these types of projects and do not expect significant service revenue in 2007.

During 2006, Micron PC and Lockheed Martin Corporation accounted for 13% and 11% of our revenue, respectively. Micron PC revenue was primarily related to the sale of Argus readers that were sold as part of the RDSK transaction in December 2006. Revenue for Lockheed Martin was primarily earned as a subcontractor to Lockheed Martin on a maintenance and support contract that was also assigned to RDSK as part of the December 2006 transaction. Sales to the federal government accounted for 73% and 84% of our total revenue in 2006 and 2005, respectively.

Cost of Revenue

Product cost of revenue consisted of software packaging and materials, the cost of our manufactured hardware and the cost of third party hardware and software applications. Service cost of revenue consists of labor and services related to government and commercial projects and software maintenance and support. Amortization of intangible assets was related to the acquisition of patents, developed technology and customer relationships through previous business combinations. Our total cost of revenue increased 216% to $19.8 million in 2006 from $6.3 million in 2005. Cost of revenue in 2006 included impairment losses on intangible assets totaling $15.5 million, while no impairment loss was included in cost of revenue in 2005.

We periodically review the carrying values of our long-lived assets to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144 when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. We believed that our decision in the third quarter of 2006 to refocus our resources toward specific product offerings and revenue opportunities constituted a triggering event under SFAS 144. In addition, we continued to incur losses from operations and actual sales and growth rates during the third quarter of 2006 were significantly lower than expected. In reviewing the our long-lived assets for impairment at that time, we compared the carrying value of our primary long-lived assets—amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first nine months of 2006 compared to forecasts, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we measured the fair value our long-lived assets as of September 30, 2006, based on a discounted cash flow model and the orderly liquidation method, and recorded an impairment charge of $14.6 million that was allocated to the asset group on a pro rata basis. The pro rata allocation resulted in a $13.9 million impairment charge of intangible assets that was recorded as a cost of revenue and a $716,000 impairment charge related to furniture and equipment, which were recorded as an operating expense in our statement of operations for 2006.

We also believed that our restructuring efforts during the fourth quarter of 2006, which included facility consolidations, the reduction of headcount by 47 employees, or 62% of our workforce, and the sales of certain assets and product lines constituted a triggering event under SFAS 144. In reviewing our long-lived assets for impairment during the fourth quarter of 2006, we compared the carrying value of our primary long-lived assets—amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and changes in our business strategy, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, we concluded that an impairment charge of $1.6 million should be allocated to our intangible assets and was recorded as a cost of revenue in our statement of operations for 2006. No intangible assets remain recorded as of December 31, 2006.

During 2006, software license cost of revenue decreased by $3,000, hardware cost of revenue decreased by $308,000, and cost of revenue related to third party products decreased by $173,000 and service cost of revenue decreased by $930,000. The decrease in hardware cost of revenue was directly related to the decrease in hardware revenue during 2006, but was offset by increased inventory obsolescence expense in 2006. Gross margin on hardware revenue decreased to 47% in 2006 from 55% in 2005, primarily related to increased obsolescence expense related to inventory. The decrease in cost of revenue for third party products in 2006 was directly attributable to the decrease in third party product revenue during the same period. Gross margins for software and third party products remained relatively constant in 2006 when compared to gross margins for 2005. Gross margins for service was lower in 2006 as two large contracts with higher gross margin percentages were completed in 2005.

Operating Expenses

Operating expenses increased 111% to $102.1 million in 2006 from $48.4 million in 2005. Operating expenses for 2006 included an impairment loss on goodwill and furniture and fixtures of $75.9 million and $716,000, respectively. In addition, operating expenses for 2006 included a $2.8 million restructuring charge related to the consolidation of our facilities and a significant reduction of our workforce. Excluding these impairment losses and restructuring charge, the decrease in operating expenses was primarily due to lower headcount across all departments in 2006 when compared to 2005.

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2005 to 2006:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$(1,621)	(17)%
Sales and marketing	(2,651)	(29)
General and administrative	(673)	(8)
Impairment loss on goodwill	56,623	293
Impairment loss on intangible assets	(1,500)	N/A
Impairment loss on furniture and equipment	716	N/A
Restructuring charges	2,836	N/A

	$53,730	111%

Product Development

Product development expenses consisted primarily of salaries, benefits, allocated occupancy costs, supplies and equipment for software developers and architects, hardware engineers, program managers and quality assurance personnel, as well as outsourced software development costs and legal administration fees associated with our intellectual property portfolio. Product development expenses decreased 17% to $7.9 million in 2006 from $9.5 million in 2005. The decrease in product development costs was primarily due to decreased compensation and related benefits of $1.6 million, which was directly related to the reductions in headcount during 2006. Occupancy costs decreased $144,000 in 2006, which was primarily related to the subletting of our Litronic Reston, Virginia facility. These decreases were offset by a $170,000 increase in legal and professional services, which was primarily related to consulting fees and design work for our Registered Traveler Solutions Group.

During 2006, our product development headcount decreased by 65 employees primarily due to planned reductions and general attrition. As of December 31, 2006, we had 3 employees in product development.

Sales and Marketing

Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade show, advertising and promotional expenses, allocated occupancy costs, supplies, and travel and entertainment costs. Sales and marketing expenses decreased 29% to $6.5 million in 2006 from $9.2 million in 2005. The decrease in sales and marketing costs was primarily due to a decrease in compensation and related benefit costs of $1.9 million, a decrease in advertising and promotion of $112,000 and a decrease in legal and professional services expense of $250,000. The decrease in compensation and related benefits was directly related to reductions in our workforce during 2006, while the decrease in advertising and promotion was primarily related to decreased fees promoting in 2006 promoting our reseller channel. The decrease in legal and professional services was related to lower costs incurred for public sector consulting services in 2006.

During 2006, our sales and marketing headcount decreased by 24 employees primarily due to planned reductions and general attrition. As of December 31, 2006, we had 9 employees in sales and marketing.

General and Administrative

General and administrative expenses consisted primarily of salaries, benefits, allocated occupancy costs and supplies for our executive, finance, legal, human resource, information technology and administrative personnel, as well as professional services fees, including legal counsel, consulting and contractor fees, investor relations services, and tax and audit fees. General and administrative expenses decreased 8% to $8.3 million in 2006 from $8.9 million in 2005. The decrease in general and administrative costs was primarily driven by a $318,000 decrease in other expense during 2006 when compared to 2005. This decrease was primarily related to a reduction in corporate taxes and license fees in 2006 when compared to 2005, as well as a $100,000 reduction related to the settlement of our patent infringement suit with Digital Persona during the first quarter of 2006. Compensation and related benefits decreased $148,000 in 2006, which was related to our reductions in workforce during the year but was offset by increased severance expense which was also related to the planned reductions.

During 2006, our general and administrative headcount decreased by 13 employees. As of December 31, 2006, we had 8 employees in general and administrative departments.

Impairment Loss on Goodwill

We test goodwill as of November 30th annually. However, we concluded that certain factors, such as the lack of significant revenue, restructuring initiatives that included headcount reductions and facility consolidation, and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market constituted triggering events under SFAS 142 at various times during 2006. Given the volatility in historical revenue trends, the significant decline in market capitalization, and other indicators of calculated fair value, we determined that the best estimate of fair value as of March 31, and June 30, 2006, for the goodwill impairment test was our market capitalization. During the first quarter of 2006, we recorded a $29.7 million impairment charge on goodwill. During the process of finalizing our goodwill valuation as of March 31, 2006, we reduced this $29.7 million goodwill impairment loss by $2.3 million during the second quarter of 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. In addition, as a result our testing of goodwill as of June 30, 2006, we recorded another goodwill impairment charge of $33.0 million in the second quarter of 2006. Lastly, as a result of our annual goodwill testing as of November 30, 2006, we recorded a $15.5 million goodwill impairment loss during the fourth quarter of 2006. The impairment valuation was based on the discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates to determine the fair value of our identifiable assets were consistent with the plans and estimates we use to manage the business. After allocating the fair value (market capitalization) of Saflink to the calculated fair value of our identifiable intangible assets and the fair value of our other assets and liabilities, the total goodwill impairment loss for the year ended December 31, 2006, was $75.9 million, which reduced the goodwill balance to zero as of December 31, 2006.

During 2005, we concluded that the price of our common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under SFAS No. 142 and accordingly, we performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the results of the impairment test, we recorded a goodwill impairment charge of $19.3 million at September 30, 2005, since our carrying amount was greater than our fair value and the carrying value of our goodwill exceeded the implied fair value of that goodwill. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates we used to manage the business at that time. We also performed our annual goodwill impairment test as of November 30, 2005, and concluded that there was no further impairment to goodwill as of that date.

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

There was no impairment loss on intangible assets recorded as an operating expense in our statement of operations for 2006.

Impairment Loss on Furniture and Equipment

As part of our impairment testing of long-lived assets described in the Cost of Revenue section above, we recorded a $716,000 impairment charge related to furniture and equipment, which was recorded as an operating expense in our statement of operations for 2006.

Restructuring

As part of our restructuring activities in October 2006, we reduced our workforce by 47 employees, or approximately 62%, reassessed our facility requirements, and took action to significantly reduce our cash burn. Related to these activities, we recorded restructuring costs of $775,000 in severance payments to the effected employees and the termination of $2.4 million of leased facility in our statement of operations during 2006.

When we failed to pay our October lease payment for our Irvine, California facility and were notified by our landlord, KRDS, Inc., that it considered us in breach of our lease agreement, we accrued a $2.4 million restructuring liability and corresponding restructuring expense in October 2006, which reflected the amount required to terminate the lease with the landlord per the terms of the lease. The $2.4 million reflected the net present value of all future rent payments under the lease at a specified discount rate per the terms of the lease and was recorded as a restructuring charge in our statement of operations. Upon completion of the asset purchase agreement with RDSK and KRDS, which resulted in the exchange of certain assets and liabilities in settlement of the lease termination payable, we reduced the lease termination payable by the recorded value of the net assets relinquished, resulting in an approximate $200,000 reduction in the restructuring charge.

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2006 over 2005 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	(3,660)	(22)%
Legal and professional services	(177)	(4)
Travel and entertainment	(290)	(32)
Advertising and promotion	(108)	(14)
Occupancy, telephone and internet	(359)	(17)
Depreciation	22	4
Amortization	3	2
Impairment loss on goodwill	56,623	293
Impairment loss on intangible assets	(1,500)	(100)
Impairment loss on furniture and equipment	716	NA
Restructuring charges	2,836	NA
Other	(376)	(19)

	$53,730	111%

Interest Expense

Interest expense for 2006 and 2005, was $2.7 million and $138,000, respectively. Interest expense during 2006 and 2005 included interest accrued from the financing of certain insurance policies over a nine month period and interest expense related to the convertible notes assumed in the Litronic acquisition. As of December 31, 2006 and 2005, we had one convertible note outstanding with a related party with a face value of $1.25 million, an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note was due and payable on December 31, 2006, we did not pay the balance due but intend to pay the outstanding balance to the related party upon request. Until that time, we will continue to accrue and pay interest at 10% on the outstanding balance. Interest expense during 2006 included $2.6 million in non-cash expense related to our issuance of 8% convertible debentures and warrants in June 2006, which was calculated using the effective interest method and is described below.

On June 12, 2006, we raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. We may, in our discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of our common stock. We elected to pay the December 2006, January 2007, February 2007, and March 2007 redemption amount and interest due in shares of our common stock. We also notified the debenture holders of our election to pay the April 2007 redemption amount in shares of our common stock and issued 1.5 million shares of our common stock as the pre-redemption amount per the terms of the debentures.

The following table summarizes interest expense for the year ended December 31, 2006, related to our convertible debentures issued in June 2006 (in thousands):

Nominal interest expense (8% stated rate)	$349
Amortization of debt discount	1,886
Amortization of capitalized financing costs	401
Difference between fair market value of common shares issued for redemption and interest and the calculated redemption conversion price and interest conversion price	(45)

Total interest expense related to convertible debentures	$2,591

Other Income, Net

Other income, net for 2006 and 2005, was $275,000 and $450,000, respectively. Other income primarily consisted of interest earned on money market balances. The decrease was due to decreased average cash balances during 2006 as compared to 2005.

Income Tax Provision

We recorded net income tax benefits of $140,000 and $488,000, for the years ended December 31, 2006 and 2005, respectively. During the fourth quarter of 2006, we recorded a $37,000 non-cash tax benefit related to the $100,000 impairment charge related to tradenames.

Tradenames have no basis for tax purposes, but did have book carrying value. To the extent that we could not reasonably estimate the amount of deferred tax liabilities related to tradenames that might have reversed during the net operating loss carry forward period, the deferred tax liabilities cannot be offset against deferred tax assets for purposes of determining the valuation allowance. As of December 31, 2006, our tradename balance was reduced to zero. Also, during the fourth quarter of 2006 and in connection with our impairment loss on goodwill, we recorded a $155,000 non-cash income tax benefit to reduce our deferred tax liability to zero. For both 2006 and 2005, we recorded $52,000 in income tax expense that represents the income tax effect of goodwill amortization created by an acquisition in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. As of December 31, 2006, as a result of our impairment testing, our goodwill and tradename balance were both reduced to zero and, accordingly, we no longer have a deferred tax liability.

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

Product cost of revenue consisted of software packaging and materials, the cost of our manufactured hardware and the cost of third party hardware and software applications. Service cost of revenue consisted of labor and services related to government and commercial projects and software maintenance and support. Amortization of intangible assets is related to the acquisition of patents, developed technology and customer relationships from previous business combinations. Our total cost of revenue increased 38% to $6.3 million in 2005 from $4.6 million in 2004. This increase was directly related to the $1.5 million increase in amortization of intangible assets related to the Litronic acquisition. Gross margin percentage, excluding the effect of amortization of intangible assets, increased slightly in 2005 to 49%, when compared to the gross margin of 48% for 2004.

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

The following table provides a breakdown of the dollar and percentage changes in operating expenses from 2004 to 2005:

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$3,754	66%
Sales and marketing	1,736	23
General and administrative	2,430	37
Impairment loss on goodwill	19,300	N/A
Impairment loss on intangible assets	1,500	N/A

	$28,720	146%

Product Development

Product development expenses consisted primarily of salaries, benefits, allocated occupancy costs, supplies and equipment for software developers and architects, hardware engineers, program managers and quality assurance personnel, as well as outsourced software development costs and legal administration fees associated with our intellectual property portfolio. Product development expenses increased 66% to $9.5 million in 2005 from $5.7 million in 2004. The increase in product development costs was primarily due to increased compensation and related benefits of $3.1 million and increased occupancy costs of $479,000, both of which were primarily due to having a full twelve months of Litronic operations during 2005 as compared to only five months of combined operations in 2004. Legal and professional services increased $379,000 in 2005, which was related to the outsourcing of some software development to a third party. These increases were offset by a $135,000 decrease in other expenses which was primarily related to a decrease in research and development materials and equipment purchased during 2005 as we focused our efforts on software development.

During 2005, our product development headcount decreased by a net 20 employees primarily due to company reductions and general attrition. As of December 31, 2005, we had 68 employees in product development.

Sales and Marketing

Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade show, advertising and promotional expenses, allocated occupancy costs, supplies, and travel and entertainment costs. Sales and marketing expenses increased 23% to $9.2 million in 2005 from $7.5 million in 2004. The increase in sales and marketing costs was primarily due to increases in compensation and related benefit costs of $1.3 million and occupancy expenses of $161,000, both of which were primarily due to having a full twelve months of Litronic operations during 2005 as compared to only five months of combined operations in 2004. Legal and professional services increased $333,000 during 2005, primarily driven by consulting related to our government sales and marketing efforts. Advertising and promotion decreased by $117,000 in 2005, primarily due to a reduction in the number of tradeshows in which we presented our products and solutions during 2005.

During 2005, our sales and marketing headcount decreased by 23 employees primarily due to company reductions and general attrition. As of December 31, 2005, we had 33 employees in sales and marketing.

General and Administrative

General and administrative expenses consisted primarily of salaries, benefits, allocated occupancy costs and supplies for our executive, finance, legal, human resource, information technology and administrative personnel, as well as professional services fees, including legal counsel, consulting work for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, investor relations services and tax and audit fees. General and administrative expenses increased 37% to $8.9 million in 2005 from $6.5 million in 2004. The increase in general and administrative costs was primarily driven by a $1.2 million increase in legal and professional service fees during 2005 when compared to 2004. This increase was primarily driven by expenses related to consulting work for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In connection with the Section 404 requirements, our audit fees also increased substantially during 2005. In addition, legal fees related to general corporate activities and the enforcement of our intellectual property rights also increased during 2005, as well as fees paid to members of our board of directors for their services. Also adding to the overall increase in general and administrative expense was an increase in compensation and related benefits of $702,000, an increase in depreciation expense of $140,000 and an increase in other expenses of $296,000, all of which resulted from more resources required to support the larger combined company after the Litronic acquisition. The increase in other expense was primarily due to increased corporate taxes and insurance premiums for the combined company.

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

Operating Expenses Analysis by Functional Activity

The following table provides an analysis of the 2005 over 2004 change in total operating expenses by functional category:

	Changes in Operating Expenses
	(000s)	Percent
Compensation and related benefits	$5,090	44%
Legal and professional services	1,904	73
Travel and entertainment	(43)	(5)
Advertising and promotion	(118)	(13)
Occupancy, telephone and internet	668	45
Depreciation	219	69
Amortization	58	60
Impairment loss on goodwill	19,300	N/A
Impairment loss on intangible assets	1,500	N/A
Other	142	8

	$28,720	146%

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

Change in Fair Value of Outstanding Warrants

Change in fair value of outstanding warrants for 2005 resulted in a net gain of $172,000. The Litronic acquisition triggered certain redemption provisions in connection with our Series A warrants. We estimated the cash redemption value to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the acquisition, and it is fixed as long as the warrants are outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the Litronic acquisition, these warrants were reclassified as a liability because the warrants then contained characteristics of a debt instrument. For each interim period and year-end until the warrants expire in June 2006, the remaining outstanding warrants were revalued and any difference from the previous valuation date was recognized as a change in fair value of outstanding warrants and charged or credited to change in fair value of outstanding warrants. However, at December 31, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and we consequently valued the warrants at the $765,000 cash redemption value. The $172,000 gain for the twelve months ended December 31, 2005, represents the change in valuation from December 31, 2004, which was estimated to be $937,000, and the estimated value of $765,000 as of December 31, 2005.

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

Liquidity and Capital Resources

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. As further discussed in this Liquidity and Capital Resources section, we have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, we have been unable to generate income from operations. We have accumulated net losses of approximately $281.9 million from our inception through December 31, 2006, and we have continued to accumulate net losses since December 31, 2006. Historically, we have funded our operations primarily through the issuance of debt and equity securities to investors. We financed our operations during fiscal 2006 primarily from existing working capital at December 31, 2005, and $7.4 million in net cash proceeds from our issuance of convertible debentures and warrants in June 2006. As of December 31, 2006, our working capital (deficit) was negative $6.3 million, as compared to working capital of $11.8 million as of December 31, 2005. We had cash and cash equivalents of $1.4 million as of December 31, 2006, as compared to $15.2 million as of December 31, 2005. We invest our cash in excess of current operating requirements in a money market fund with a commercial bank.

On January 24, 2007, we borrowed $400,000 from Richard P. Kiphart, a member of our board of directors and current stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note is due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. The note is subordinated to our 8% convertible debentures due December 12, 2007, and contains customary default provisions.

We used cash of $19.5 million for operating activities in 2006, which was $1.4 million less than the amount used in operations during 2005. The decrease in the use of cash was primarily due to decreased headcount related and occupancy expense related to the consolidation of facilities. In October 2006, we significantly reduced our operating expenses by reducing our workforce by 62%, which resulted in approximately $775,000 of cash severance payments for the effected employees.

Net cash used in investing activities was $501,000 in 2006, which consisted of $531,000 used for purchases of equipment, furniture and leasehold improvements, which was offset by $30,000 in proceeds from the sale of equipment. This is compared to cash used in investing activities of $506,000 in 2005, which consisted of $510,000 used for purchases of equipment, furniture and leasehold improvements, which was offset by $4,000 in proceeds from the sale of equipment.

Net cash provided by financing activities decreased to $6.2 million from $14.4 million in 2005. In June 2006, we received gross proceeds of $8.0 million, net of $614,000 in debt issuance costs paid, through the issuance of 8% convertible debentures and warrants to purchase 8,889,002 shares of our common stock. These proceeds were offset by $855,000 in payments as a result of the amendments of certain warrants issued in connection with our June 2005 financing.

As a result of the capital raised during 2006, the loan from Mr. Kiphart in 2007, the proceeds from the sale of Safsolution and Safmodule and our efforts to reduce our monthly cash usage, we believe we have sufficient funds to continue operations at current levels through June 2007. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond June 30, 2007, it is expected that we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure additional financing on favorable terms, or at all. If we were unable to obtain the necessary additional financing, we would be required to reduce the scope of our operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

We currently occupy our headquarters in Kirkland, Washington under a lease that expires in March 2008. We lease office space in Reston, Virginia, which expires in April 2009, but have sublet that entire facility as of February 2007 through the expiration of our lease with our landlord. In connection with the Litronic acquisition, we assumed the leases of two properties in Irvine, California and Reston, Virginia. As part of the RDSK transaction, the Irvine property lease was terminated as of December 15, 2006, in exchange for assets associated with our Litronic subsidiary. Our Reston, Virginia facility lease, which is set to expire in February 2009, was also sublet as of April 2006 and continues through the expiration of our lease with our landlord.

The following table reflects our contractual commitments for operating leases, convertible debentures principal and interest, and our convertible promissory note principal and interest as of December 31, 2006 (in thousands):

	2007	2008 to 2009	2010 to 2011	Thereafter	Total
Operating leases	$520	896	485	—	$1,901
Convertible debentures principal	7,200	—	—	—	7,200
Convertible debentures interest	293	—	—	—	293
Convertible promissory note principal	1,250	—	—	—	1,250
Convertible promissory note interest	188	—	—	—	188

Total	$9,451	896	485	—	$10,832

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS No. 157 on our consolidated financial statements.

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

Item 9B.	Other Information

Richard P. Kiphart, a member of our board of directors, holds a convertible promissory note convertible note with a face value of $1.25 million which we assumed in connection with our acquisition of Litronic. The note has an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note was due and payable on December 31, 2006, we did not pay the balance due but intend to pay the outstanding balance to Mr. Kiphart upon his request. Until that time, we will continue to accrue and pay interest at 10% on the outstanding principal.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance is included in the definitive proxy statement for our 2007 annual meeting of stockholders, which is incorporated herein by reference.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is included in the definitive proxy statement for our 2007 annual meeting of stockholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2007 annual meeting of stockholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2007 annual meeting of stockholders, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is included in the definitive proxy statement for our 2007 annual meeting of stockholders, which is incorporated herein by reference.

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

(b)	Exhibits

	Description	Filed Herewith	Form	Incorporated by Reference
Exhibit No.				Exhibit No.	File No.	Filing Date
3.1	Restated Certificate of Incorporation of Saflink Corporation		10-K	3.1	000-20270	3/30/2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saflink Corporation		8-K	3.2	000-20270	8/13/2004

3.3	Second Amended and Restated Bylaws of Saflink Corporation		10-Q	3.1	000-20270	8/14/2003

3.4	Amendment to Bylaws of Saflink Corporation		10-Q	3.2	000-20270	11/15/2004

4.1	Registration Rights Agreement dated as of November 19, 2003, among SSP Solutions, Inc. and each investor named in Exhibit A thereto		8-K	10.4	000-26227	11/21/2003

4.2	Registration Rights Agreement dated as of June 8, 2005, among Saflink Corporation and the Purchasers listed therein		8-K	10.2	000-20270	6/13/2005

4.3	Form of Warrant		8-K	4.1	000-20270	7/1/2002

4.4	Amendment to Warrant of Saflink Corporation		8-K	99.1	000-20270	8/2/2004

4.5	Form of Series A-1 Warrant issued by SSP Solutions, Inc.		8-K	10.2	000-26227	11/21/2003

4.6	Form of Series A-2 Warrant issued by SSP Solutions, Inc.		8-K	10.3	000-26227	11/21/2003

4.7	Form of Secured Convertible Promissory Note dated November 19, 2003, made by SSP Solutions, Inc. in favor of Richard P. Kiphart		8-K	10.5	000-26227	11/21/2003

4.8	First Amendment to Secured Convertible Promissory Note, dated December 31, 2005, by and between Saflink Corporation and Richard P. Kiphart		10-K	4.13	000-20270	3/17/2006

	Description	Filed Herewith	Form	Incorporated by Reference
Exhibit No.				Exhibit No.	File No.	Filing Date
4.9	Form of 8% Convertible Debenture issued June 12, 2006		8-K	4.1	000-20270	6/15/2006

4.10	Form of Warrant issued June 12, 2006		8-K	4.1	000-20270	6/15/2006

4.11	Securities Purchase Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.1	000-20270	6/15/2006

4.12	Registration Rights Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.2	000-20270	6/15/2006

4.13	Promissory Note, dated January 24, 2007, by and between Saflink Corporation and Richard P. Kiphart	X

10.1	Saflink Corporation 2000 Stock Incentive Plan, as amended*	X

10.2	Form of Stock Option Agreement*		8-K	99.1	000-20270	9/7/2004

10.3	Form of Stock Purchase Agreement*		10-K	10.3	000-20270	3/31/2005

10.4	Form of Employment Agreement for executive officers (as executed by the following executive officer: Steven D. Rishel)*		10-Q	10.1	000-20270	5/15/2003

10.5	Form of Retention Agreement for executive officers (as executed by the following executive officers: Jeffrey T Dick and Steven D. Rishel)*		10-Q	10.2	000-20270	5/15/2003

10.6	Employment Agreement, Glenn L. Argenbright, as amended*		10-K	10.4	000-20270	3/30/2004

10.7	Deed of Lease dated November 10, 2003, between VA Branches, LLC and Saflink Corporation		10-K	10.8	000-20270	3/30/2004

10.8	Saflink Corporation 2005 Employee Stock Purchase Plan*		10-K	10.15	000-20270	3/17/2006

10.9	Lease Agreement dated January 15, 2004, by and between SSP Solutions, Inc. and Executive II Limited Partnership		10-K	10.17	000-20270	3/17/2006

10.10	Lease Agreement dated November 21, 2005, by and between Saflink Corporation and Mastro Willows II, LLC		10-K	10.18	000-20270	3/17/2006

10.11	Lease Agreement dated March 1, 2006, by and between Saflink Corporation and South Carolina Research Authority		10-K	10.19	000-20270	3/17/2006

10.12	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/2006

	Description	Filed Herewith	Form	Incorporated by Reference
Exhibit No.				Exhibit No.	File No.	Filing Date
10.13	Amended and Restated Retention Agreement dated April 27, 2006, by and between Saflink Corporation and Jon C. Engman*		10-Q	10.3	000-20270	5/10/2006

10.14	Executive Consulting Agreement, dated as of September 28, 2006, by and between Saflink Corporation and Capital Placement Holdings, Inc.		10-Q	10.1	000-20270	11/9/2006

10.15	Asset Purchase Agreement, dated as of December 15, 2006, by and among Saflink Corporation, Litronic, Inc., RDSK, Inc., and KRDS, Inc.	X

10.16	Saflink Corporation Severance Plan and Summary Plan Description dated January 9, 2007	X

10.17	Agreement of Sublease dated February 5, 2007, between Saflink Corporation and Abraxas Corporation	X

10.18	Software Rights Agreement, dated as of February 27, 2007, by and between Saflink Corporation and IdentiPHI, LLC	X

11	Statement re Computation of Per Share Earnings (see Note 3 of Notes to Consolidated Financial Statements)	X

21	Subsidiaries	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney (included in the signature page of this report)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

SAFLINK CORPORATION

By:	/s/ STEVEN M. OYER
Steven M. Oyer Interim Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven M. Oyer and Jeffrey T. Dick, and each of them, with full power of substitution and resubstitution and full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN M. OYER Steven M. Oyer	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ JEFFREY T. DICK Jeffrey T. Dick	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ GLENN L. ARGENBRIGHT Glenn L. Argenbright	Director	March 30, 2007

/s/ LINCOLN D. FAURER Lincoln D. Faurer	Director	March 30, 2007

/s/ GORDON E. FORNELL Gordon E. Fornell	Director	March 30, 2007

/s/ ASA HUTCHINSON Asa Hutchinson	Director	March 30, 2007

/s/ TREVOR NEILSON Trevor Neilson	Director	March 30, 2007

/s/ RICHARD P. KIPHART Richard P. Kiphart	Director	March 30, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saflink Corporation:

We have audited the accompanying consolidated balance sheets of Saflink Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saflink Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Seattle, Washington

March 30, 2007

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,407	$15,217
Trade accounts receivable, net of allowance for doubtful accounts of $11 and $55 as of December 31, 2006 and 2005, respectively	390	692
Inventory	86	563
Prepaid expenses	280	589
Other current assets	321	252

Total current assets	2,484	17,313
Furniture and equipment, net	420	1,018
Debt issuance costs	550	—
Goodwill	—	75,923
Intangible assets, net	—	19,848

Total assets	$3,454	$114,102

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,186	$1,204
Accrued expenses	1,308	2,150
Current portion of convertible debt, net of discount	4,619	—
Note payable to related party	1,250	1,250
Other current obligation	213	765
Deferred revenue	229	174

Total current liabilities	8,805	5,543
Deferred tax liability	—	140

Total liabilities	8,805	5,683

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value:
Authorized—200,000 shares as of December 31, 2006 and 2005
Issued—97,495 and 88,888 shares as of December 31, 2006 and 2005, respectively	975	889
Common stock subscribed	163	—
Additional paid-in capital	275,421	269,256
Deferred stock-based compensation	—	(541)
Accumulated deficit	(281,910)	(161,185)

Total stockholders’ equity (deficit)	(5,351)	108,419

Total liabilities and stockholders’ equity (deficit)	$3,454	$114,102

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product (including sales to related party of $0 for 2006, $0 for 2005 and $196 for 2004)	$3,399	$4,929	$4,580
Service (including sales to related party of $0 for 2006, $0 for 2005 and $35 for 2004)	762	2,187	1,818

Total revenue	4,161	7,116	6,398
Cost of revenue:
Product	1,713	2,198	2,211
Service	472	1,402	1,131
Impairment loss on intangible assets	15,535	—	—
Amortization of intangible assets	2,112	2,683	1,227

Total cost of revenue	19,832	6,283	4,569

Gross profit (loss)	(15,671)	833	1,829
Operating expenses:
Product development	7,853	9,474	5,721
Sales and marketing	6,538	9,189	7,451
General and administrative	8,251	8,924	6,495
Impairment loss on goodwill	75,923	19,300	—
Impairment loss on intangible assets	—	1,500	—
Impairment loss on furniture and equipment	716	—	—
Restructuring charges	2,836	—	—

Total operating expenses	102,117	48,387	19,667

Operating loss	(117,788)	(47,554)	(17,838)
Interest expense	(2,741)	(138)	(59)
Other income, net	275	450	204
Debt extinguishment loss on convertible note to related party	—	(455)	—
Change in fair value of outstanding warrants	—	172	1,808

Loss before income taxes	(120,254)	(47,525)	(15,885)
Income tax provision (benefit)	(140)	(488)	52

Net loss	(120,114)	(47,037)	(15,937)
Modification of warrants	611	59	2,167

Net loss attributable to common stockholders	$(120,725)	$(47,096)	$(18,104)

Basic and diluted net loss attributable to common stockholders per common share	$(1.36)	$(0.56)	$(0.36)
Weighted average number of common shares outstanding	89,035	84,125	50,125

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Preferred stock		Common stock subscribed	Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	28,177	281	15	—	—	106,805	—	(95,985)	11,101
Net loss attributable to common stockholders	—	—	—	—	—	—	—	(18,104)	(18,104)
Issuance of common stock and warrants, net of issuance costs	3,080	31	—	—	—	6,711	—	—	6,742
Issuance of restricted common stock and stock options to employees	802	8	—	—	—	2,444	(2,452)	—	—
Issuance of common stock upon the exercise of warrants, net of issuance costs	4,477	45	—	—	—	10,791	—	—	10,836
Issuance of common stock upon exercise of stock options	748	8	—	—	—	921	—	—	929
Modification of stock options and warrants	—	—	—	—	—	2,231	—	—	2,231
Reclassification of warrants from equity to liability	—	—	—	—	—	(937)	—	—	(937)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	795	—	795
Conversion of Series E preferred stock	2,167	22	(15)	—	—	(22)	—	—	—
Conversion of note payable to common stock	66	1	—	—	—	109	—	—	110
Issuance of common stock and warrants and options assumed in business acquisition	40,137	401	—	—	—	124,042	—	—	124,443
Deferred stock-based compensation from business acquisition	—	—	—	—	—	—	(184)	—	(184)
Fair value of conversion feature of debt assumed in business acquisition	—	—	—	—	—	1,233	—	—	1,233

Balance at December 31, 2004	79,654	$797	—	—	—	$254,328	$(1,841)	$(114,089)	$139,195

Net loss attributable to common stockholders	—	—	—	—	—	—	—	(47,096)	(47,096)
Issuance of common stock and warrants, net of issuance costs	8,824	88	—	—	—	13,852	—	—	13,940
Issuance of stock options to employees	—	—	—	—	—	45	—	—	45
Issuance of stock options to third parties	—	—	—	—	—	28	(12)	—	16
Issuance of common stock upon exercise of stock options	410	4	—	—	—	462	—	—	466
Modification of stock options and warrants	—	—	—	—	—	86	—	—	86
Amortization of deferred stock-based compensation	—	—	—	—	—	—	1,312	—	1,312
Debt extinguishment loss on convertible note to related party	—	—	—	—	—	455	—	—	455

Balance at December 31, 2005	88,888	$889	—	$—	—	$269,256	$(541)	$(161,185)	$108,419

Net loss attributable to common stockholders	—	—	—	—	—	—	—	(120,725)	(120,725)
Reclassification of deferred compensation	—	—	—	—	—	(541)	541	—	—
Issuance of common stock upon exercise of stock options	21	—	—	—	—	17	—	—	17
Reclass of warrants from liability to equity	—	—	—	—	—	196	—	—	196
Modification of stock options and warrants	—	—	—	—	—	611	—	—	611
Warrant redemptions	—	—	—	—	—	(855)	—	—	(855)
Amortization of deferred stock-based compensation	—	—	—	—	—	1,128	—	—	1,128
Issuance of warrants in connection with debt financing	—	—	—	—	—	3,149	—	—	3,149
Beneficial conversion feature related to debt financing	—	—	—	—	—	1,655	—	—	1,655
Convertible debenture interest and redemption payments	8,586	86	—	—	163	805	—	—	1,054

Balance at December 31, 2006	97,495	$975	—	$—	$163	$275,421	$—	$(281,910)	$(5,351)

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(120,114)	$(47,037)	$(15,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,242	—	—
Stock-based compensation	1,128	1,400	859
Depreciation and amortization	2,828	3,374	1,646
Debt extinguishment loss on convertible note to related party	—	455	—
Loss on disposal of furniture and equipment	131	105	—
Impairment loss on intangible assets	15,535	1,500	—
Impairment loss on goodwill	75,923	19,300	—
Impairment loss on furniture and equipment	716	—	—
Non-cash restructuring charge	2,061	—	—
Change in valuation of outstanding warrants	—	(172)	(1,808)
Deferred taxes	(140)	(488)	52
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	302	1,045	(115)
Inventory	278	109	46
Prepaid expenses and other current assets	240	193	(434)
Accounts payable	(18)	(461)	(864)
Accrued expenses	(668)	(57)	(1,353)
Deferred revenue	55	(166)	179

Net cash used in operating activities	(19,501)	(20,900)	(17,729)
Cash flows from investing activities:
Purchases of furniture and equipment	(531)	(510)	(730)
Cash acquired in business combination, net of transaction costs paid	—	—	13,262
Proceeds from the sale of furniture and equipment	30	4	—

Net cash provided by (used in) investing activities	(501)	(506)	12,532
Cash flows from financing activities:
Proceeds from exercises of stock options	17	466	929
Proceeds from issuance of convertible debentures, net of issuance costs	7,386	—	—
Proceeds from warrant exercises and issuance of common stock and warrants, net of issuance costs	—	13,940	19,386
Warrant redemptions	(1,211)	—	—

Net cash provided by financing activities	6,192	14,406	20,315

Net increase (decrease) in cash and cash equivalents	(13,810)	(7,000)	15,118
Cash and cash equivalents at beginning of period	15,217	22,217	7,099

Cash and cash equivalents at end of period	$1,407	$15,217	$22,217

Supplemental disclosure of cash flow information:
Cash paid for interest	62	157	67
Conversion of note payable to common stock	—	—	110
Conversion of Series E preferred stock	—	—	22
Warrants issued in connection with financing classified as a liability at issuance	—	—	4,070
Reclassification of warrants from liability to equity	(196)	—	(2,262)
Reclassification of warrants from equity to liability	—	—	937
Deferred compensation from grant of restricted common stock and options	—	—	2,452
Modification of outstanding equity instruments	611	59	2,167
Fair value of common stock issued and equity instruments assumed in business acquisition	—	—	124,443
Long-term debt assumed in business acquisition	—	—	1,360
Fair value of conversion feature of debt from a related party assumed in business acquisition	—	—	1,233
Direct acquisition costs included in accounts payable and accrued liabilities	—	—	58
Beneficial conversion feature related to convertible debentures	1,655	—	—
Non-cash additions to furniture and equipment	350	—	—
Warrants issued in connection with convertible debenture financing	3,149	—	—
Issuance of common stock in lieu of cash for convertible debenture redemption and interest payments	1,099	—	—

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATIO N

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Saflink Corporation offers biometric security, smart card and cryptographic technologies that help protect intellectual property and control access to secure facilities. Saflink security technologies are key components in identity assurance management solutions that allow administrators and security personnel to positively confirm a person’s identity before access is granted. Saflink cryptographic technologies help to ensure that sensitive information is accessed only by the intended recipient(s).

Saflink Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Kirkland, Washington.

2.	Liquidity

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in this note to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has been unable to generate net income from operations. The Company has accumulated net losses of approximately $281.9 million from its inception through December 31, 2006, and has continued to accumulate net losses since December 31, 2006. The Company has historically been financed through issuances of common and preferred stock and convertible debt. The Company financed operations during fiscal 2006 primarily from existing working capital at December 31, 2005, and the issuance of convertible debentures and warrants in June 2006, which raised approximately $7.4 million in net cash proceeds. As of December 31, 2006, the Company’s principal source of liquidity consisted of $1.4 million of cash and cash equivalents and working capital (deficit) was negative $6.3 million.

On June 12, 2006, the Company raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures is payable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. The Company may, in its discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock. The Company has paid all the redemption amounts and interest due in shares of its common stock through the March 2007 redemption payment date and has elected to pay the April 2007 redemption payment date in shares of its common stock as well. If the Company continues to elect to pay these obligations in shares of its common stock after April 2007, the Company may have to register additional shares of its common stock with the SEC and possibly propose a shareholder vote to amend its certificate of incorporation to increase the number of authorized shares of common stock to have enough registered shares to make the required payments. See Note 13—Stockholders’ Equity.

On January 24, 2007, the Company borrowed $400,000 from Richard P. Kiphart, a member of the Company’s board of directors and current stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note is due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. The note is subordinated to the Company’s 8% convertible debentures due December 12, 2007, and contains customary default provisions.

On February 27, 2007, the Company entered into a Software Rights Agreement with IdentiPHI, LLC, whereby the Company sold its rights in its SAFsolution and SAFmodule software programs for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. See Note 19—Subsequent Events.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the capital raised during 2006, the promissory note issued in January 2007, the proceeds from the sale of Safsolution and Safmodule and the Company’s efforts to reduce its cash expenditures as discussed in Note 5—Restructuring, the Company believes it has sufficient funds to continue operations at current levels through June 2007. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond June 30, 2007, it is expected that the Company will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Additional financing sources may not be available when and if needed by the Company and will depend on many factors including, but not limited to:

•	the ability to extend terms received from vendors;

•	the market acceptance of products and services;

•	the levels of promotion and advertising that will be required to launch new products and services and attain a competitive position in the marketplace;

•	research and development plans;

•	levels of inventory and accounts receivable;

•	technological advances;

•	competitors’ responses to the Company’s products and services;

•	relationships with partners, suppliers and customers;

•	projected capital expenditures; and

•	the state of the economy

If the Company were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of Saflink Corporation and its wholly-owned subsidiaries, Saflink International, Inc., a Delaware corporation organized on June 25, 1998, and Litronic, Inc. (Litronic), a Delaware corporation, acquired on August 6, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Major Customers

Two customers accounted for 13% and 11% of the Company’s 2006 revenue, while two customers accounted for 16% and 10% of the Company’s 2005 revenue and one customer accounted for 15% of the Company’s 2004 revenue.

Four customers accounted for 27%, 22%, 21% and 12% of the outstanding trade accounts receivable balance at December 31, 2006, while one customer accounted for 32% of the outstanding balance at December 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents of $1.4 million and $15.2 million at December 31, 2006 and 2005, respectively, consisted of bank account balances and money market funds. Cash equivalents were $896,000 and $14.5 million at December 31, 2006 and 2005, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Interest income recognized for the years ended December 31, 2006, 2005 and 2004, was $275,000, $465,000 and $203,000, respectively.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing trade accounts receivable. The Company determines the allowance based on historical write-off experience and customer specific information. The Company reviews its allowance for doubtful accounts quarterly. Past due balances in excess of 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2006 and 2005, the Company

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had $3,000 and $60,000, respectively, of unbilled revenue classified as trade accounts receivable. These amounts will be invoiced in accordance with billing schedules established in the contracts with the customers.

The following table summarized the Company’s allowance for doubtful accounts balance for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Allowance for doubtful accounts January 1,	$55	$27	$6
Bad debt expense	17	34	22
Receivables written off	(61)	(6)	(1)

Allowance for doubtful accounts December 31,	$11	$55	$27

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were approximately $271,000, $526,000, and $687,000 in 2006, 2005 and 2004, respectively.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to January 1, 2006, the Company had elected to apply the disclosure-only provisions of SFAS No. 123. Accordingly, the Company accounted for stock-based compensation transactions with employees using the intrinsic value method prescribed in APB No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, compensation expense is recognized only if the current market price of the underlying stock exceeded the exercise price on the date of the grant.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data):

	2005	2004
Net loss attributable to common stockholders	$(47,096)	$(18,104)
Add: Stock-based employee compensation expense included in reported net loss	1,346	795
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all rewards and modifications	(9,623)	(6,091)

Pro forma net loss attributable to common stockholders	(55,373)	(23,400)

Basic and diluted net loss attributable to common stockholders per common share, as reported	(0.56)	(0.36)
Basic and diluted net loss attributable to common stockholders per common share, pro forma	$(0.66)	$(0.47)

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

The following table sets forth the computation of basic and diluted loss per common share:

	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Net loss	$(120,114)	$(47,037)	$(15,937)
Modification of warrants	611	59	2,167

Net loss attributable to common stockholders	$(120,725)	$(47,096)	$(18,104)

Denominator:
Weighted average number of common shares outstanding during the period	89,640	84,927	50,479
Less: Weighted average number of restricted common shares outstanding during the period	(605)	(802)	(354)

	89,035	84,125	50,125

Net loss attributable to common stockholders per common share	$(1.36)	$(0.56)	$(0.36)

Basic and diluted loss per common share:
Net loss	$(1.35)	$(0.56)	$(0.32)
Modification of warrants	(0.01)	(0.00)	(0.04)

Net loss attributable to common stockholders	$(1.36)	$(0.56)	$(0.36)

Net loss attributable to common stockholders included net loss and modification of warrants. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per common share were the same. Dilutive potential securities outstanding at year-end were not included in the computation of diluted net loss per common share, because to do so would have been anti-dilutive. Potentially dilutive securities for the years ended December 31, 2006, 2005, and 2004, which included stock options, warrants, debentures and a convertible promissory note, together were convertible into 43.0 million, 17.5 million and 13.7 million shares of common stock, respectively.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain reclassifications, including stock-based compensation were made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation.

Foreign Currency

The Company had operations in Canada through November 2006 and accordingly had expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant foreign currency gains or losses realized or unrealized in 2006, 2005 or 2004.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had significant purchased intangible assets subject to amortization on its balance sheet as of December 31, 2005 and 2004, related to developed technology. These intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using the Company’s own historical experience, as well as analyzing other companies in the same or related industries. Factors the Company used to determine appropriate estimates of useful lives include, but are not limited to, the expected use of the assets, any legal regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates have a significant effect on the Company’s financial statements.

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, an other current obligation, convertible debentures and a convertible note payable to a related party. The fair value of these instruments approximates their carrying value based on their short-term nature.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN No. 48 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement approach and a balance sheet approach in assessing materiality

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.

4.	Business Combination

Litronic Acquisition

On August 6, 2004, the Company acquired all of the outstanding shares of SSP-Litronic (Litronic) common stock in a stock-for-stock transaction where each outstanding share of Litronic common stock was converted into the right to receive 0.6 shares of Saflink common stock. Saflink issued 40,137,148 shares of its common stock in exchange for the outstanding shares of Litronic common stock. Pursuant to the merger agreement, Saflink assumed each option, warrant and promissory note exercisable for or convertible into shares of Litronic common stock, and those securities are now exercisable for or convertible into shares of Saflink common stock, with appropriate adjustments to reflect the merger. At the time of the merger, the approximate number of shares exercisable for or convertible into shares of Saflink common stock assumed in connection with the merger included 2,360,552 million shares issuable upon exercise of options, 889,335 shares issuable upon exercise of warrants, and 816,000 shares issuable upon conversion of convertible promissory notes.

Litronic designed and developed innovative data and communication security solutions for both corporate and government institutions. Litronic also provided network security, desktop protection, and high assurance messaging systems for many organizations of the U.S. Government. The Company believed that the Litronic acquisition would help broaden its customer base and enable it to offer an integrated smart card plus biometric solution to the government and commercial sectors. As a result of the asset sale to RDSK in December 2006, as described in Note 5—Restructuring, the majority of Litronic’s assets were sold.

A summary of the components of the final purchase price for the acquisition is as follows (in thousands):

Fair value of common stock issued	$116,398
Fair value of SSP-Litronic stock options assumed	5,835
Fair value of SSP-Litronic warrants assumed	2,210
Merger related costs	1,840

Total purchase price	$126,283

The total purchase consideration has been allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective estimated fair values summarized below. The respective estimated fair values were determined by an independent third-party appraisal at the acquisition date and resulted in excess purchase consideration over the net tangible and identifiable intangible assets acquired of $93.1 million. The $93.1 million in goodwill was not deductible for tax purposes.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the allocation of the purchase price at the time of acquisition was as follows (in thousands):

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

The identifiable intangible assets are amortized, on a straight-line basis, over their expected useful lives. As of December 31, 2006, all amortizable intangible assets related to this acquisition had been either sold or considered to be impaired and the Company recorded impairment charges in its statement of operations during 2005 and 2006.

5.	Restructuring

During 2006, the Company implemented several restructuring initiatives, which are discussed below.

Management Changes

On September 28, 2006, the Company’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings and a member of the board of directors of Saflink, agreed to serve as Saflink’s interim chief executive officer, replacing Glenn Argenbright. Mr. Argenbright continues to serve as a member of the Company’s board of directors and was named chairman of the board of directors and president and general manager of the Company’s registered traveler solutions group. The reassignment of Mr. Argenbright triggered certain severance provisions contained in Mr. Argenbright’s employment agreement and, as a result, the Company determined that it had an obligation of $240,000, or twelve months’ base salary, to Mr. Argenbright, which the Company recorded in the third quarter of 2006 and is reflected in its accrued liability balance as of December 31, 2006. In addition, on September 25, 2006, Jon Engman submitted his resignation as Saflink’s chief financial officer, effective November 24, 2006, for personal reasons and to pursue other interests. Per the terms of Mr. Engman’s retention agreement, the Company paid $242,000 during 2006. Both these severance amounts were recorded as general and administrative expense in the Company’s statement of operations.

October 2006 Restructuring Activities

As part of the restructuring activities in October 2006, the Company reduced its workforce by 47 employees, or approximately 62%, reassessed its facility requirements, and took action to significantly reduce the Company’s use of cash. The majority of the Company’s remaining workforce was dedicated to the Registered

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Traveler program and the Company focused on leveraging its technologies and intellectual property through licensees or partners. The Company recorded and paid restructuring costs of $775,000 related to severance payment to the effected employees in its statement of operations during 2006.

Asset Sale and Termination of Facility Lease

When the Company failed to pay its October lease payment for its Irvine, California facility and was notified of its breach of the contract by its landlord, KRDS, Inc., the Company accrued a $2.4 million restructuring liability and corresponding restructuring expense in October 2006, which reflected the amount required to terminate the lease with the landlord per the terms of the lease. The $2.4 million reflected the net present value of all future rent payments under the lease at a specified discount rate per the terms of the lease and was recorded as a restructuring charge in the Company’s statement of operations.

On December 15, 2006, the Company entered into an asset purchase agreement to sell certain assets related to its wholly-owned subsidiary, Litronic, to RDSK, Inc. In exchange for the assets, RDSK agreed to assume certain liabilities related to the assets and KRDS, Inc., the landlord of the Company’s Irvine, California facility, agreed to terminate and cancel the lease agreement for the Company’s Irvine facility. RDSK and KRDS are entities that are majority-owned by three former employees of Litronic, one of whom being Kris Shah, a former member of the Company’s board of directors and the former president of Litronic.

The assets the Company sold to RDSK included the furniture, equipment and inventory located at the Irvine facility, as well as the material contracts and intellectual property used in the Litronic business, including the Argus reader product line and the Fortezza support contract. RDSK also assumed certain liabilities related to the Litronic business, including liabilities under the assumed contracts and warranty obligations. In addition, KRDS agreed to terminate the lease for the Irvine facility, and to release the Company from any liabilities or obligations under the lease, which included $2.9 million in rent payments from October 2006 through February 2012, the expiration date of the lease.

Upon completion of the asset purchase agreement with RDSK and KRDS, which resulted in the exchange of certain assets and liabilities in settlement of the lease termination payable, the Company reduced the lease termination payable by the recorded value of the net assets relinquished, resulting in an approximate $200,000 reduction in the restructuring charge.

6.	Goodwill

The Company tests goodwill as of November 30th annually. However, the Company concluded that certain factors, such as the lack of significant revenue, restructuring initiatives that included headcount reductions and facility consolidation, and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market constituted triggering events under SFAS 142 at various times during 2006. Given the volatility in the Company’s historical revenue trends, the significant decline in the Company’s market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value as of March 31, 2006 as well as June 30, 2006 for the goodwill impairment test was the Company’s market capitalization. During the first quarter of 2006, the Company recorded a $29.7 million impairment charge on goodwill. During the process of finalizing its goodwill valuation as of March 31, 2006, the Company reduced this $29.7 million goodwill impairment loss by $2.3 million during the second quarter of 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. In addition, as a result of the Company’s testing of goodwill as of June 30, 2006, the Company recorded another goodwill impairment charge of $33.0 million in the second quarter of 2006. Lastly, as a result of its annual goodwill testing as of November 30, 2006, the Company recorded a $15.5 million goodwill impairment loss during the fourth quarter of 2006. The impairment valuations were based on various valuation methods, including the

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates to determine the fair value of the Company’s identifiable assets that were used were consistent with the plans and estimates the Company uses to manage the business. After allocating the fair value (market capitalization) of Saflink to the calculated fair value of its identifiable intangible assets and the fair value of the Company’s other assets and liabilities, the total goodwill impairment loss for the year ended December 31, 2006, was $75.9 million, which reduced the goodwill balance to zero as of December 31, 2006.

In 2005, the Company concluded that the price of the its common stock, as reported on the Nasdaq Capital Market, was depressed long enough to constitute a triggering event under SFAS No. 142 and accordingly, the Company performed an interim impairment test of goodwill and other intangible assets as of September 30, 2005. Based on the results of the impairment test, the Company recorded a goodwill impairment charge of $19.3 million at September 30, 2005, since the carrying amount of Saflink was greater than its fair value and the carrying value of the Company’s goodwill exceeded the implied fair value of that goodwill. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company used to manage the business at that time. The Company also performed its annual goodwill impairment test as of November 30, 2005, and concluded that there was no further impairment to goodwill as of that date.

The changes in the carrying value of goodwill for 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Beginning balance, January 1,	$75,923	$95,223
Impairment losses	(75,923)	(19,300)

Ending Balance, December 31,	$—	$75,923

7.	Intangible Assets

The Company periodically reviews the carrying values of its long-lived assets to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144 when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. The Company believed that its decision in the third quarter of 2006 to restructure and refocus its resources toward specific product offerings and revenue opportunities constituted a triggering event under SFAS 144. In reviewing the Company’s long-lived assets for impairment during the third quarter of 2006, the Company compared the carrying value of its primary long-lived assets – amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first nine months of 2006 compared to forecasts, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company measured the fair value of its long-lived assets as of September 30, 2006, based on a discounted cash flow model and the orderly liquidation method, and concluded that an impairment charge of $14.6 million should be allocated to the asset group on a pro rata basis, which was recognized during the third quarter of 2006. The pro rata allocation resulted in a $13.9 million impairment charge of intangible assets and a $716,000 impairment charge related to furniture and equipment, which were recorded in the Company’s statement of operations.

The Company believed that its restructuring efforts during the fourth quarter of 2006, which included facility consolidations, the reduction of headcount by 47 employees, or 62% of the workforce, and the sales of certain assets and product lines constituted a triggering event under SFAS 144. In reviewing the Company’s

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

long-lived assets for impairment during the fourth quarter of 2006, the Company compared the carrying value of its primary long-lived assets—amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and changes in business strategy, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, the Company concluded that an impairment charge of $1.6 million should be allocated to its intangible assets and was recorded in the Company’s statement of operations.

As a result of the RDSK transaction in December 2006, the Company sold approximately $2.0 million of intangible assets. See Note 5—Restructuring.

In February 2005, the Company assessed the marketing strategy for its product offerings and decided to discontinue use of two tradenames that were acquired in connection with the Litronic acquisition. Management estimated the fair value of these two tradenames to be zero because no future use was anticipated and the Company did not believe that a market existed for these tradenames. As a result, the Company recorded a $900,000 impairment loss on intangible assets during the first quarter of 2005. In October 2005, in connection with the preliminary impairment results under SFAS No. 142 as described in Note 6—Goodwill, the Company estimated the fair value of the indefinite-lived intangible asset tradenames to be $100,000 at September 30, 2005, and accordingly, recorded a $600,000 impairment loss on intangible assets during the third quarter of 2005. The impairment valuation was based on a discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates that were used were consistent with the plans and estimates the Company uses to manage the business. Upon finalization of the impairment test as of September 30, 2005, the Company determined that no further adjustment to the impairment charge related to tradenames was necessary.

During the years ended December 31, 2006, 2005 and 2004, the Company recorded impairment losses on intangible assets of $15.5 million, $1.5 million and $0, respectively. The changes in the carrying value of intangible assets for 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Beginning balance, net of accumulated amortization, January 1,	$19,848	$24,186
Amortization	(2,271)	(2,838)
Impairment losses	(15,535)	(1,500)
Sale of intangible assets	(2,042)	—

Ending Balance, net of accumulated amortization, December 31,	$—	$19,848

The following are the components of intangible assets as of December 31, 2005:

December 31, 2005
(In thousands)
Non-competition agreements	$410
Developed technology	18,400
Patents	400
Tradenames	100
Customer relationships	4,700
Perpetual license	100

24,110
Less: Accumulated amortization	(4,262)

$19,848

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense related to non-competition agreements was recorded as an operating expense in the statement of operations, while amortization expense related to all other intangible assets was recorded as a cost of revenue in the statement of operations. During the years ended December 31, 2006, 2005 and 2004, total amortization of intangible assets was $2.3 million, $2.8 million and $1.3 million, respectively.

8.	Stock-based Compensation

Stock Options

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant. As of December 31, 2006, there were 1.1 million options available for grant under the 2000 plan.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value for each option grant was estimated at the date of the grant using a BSM option pricing model based on the following weighted average assumptions:

	Year ended December 31,
	2006	2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.70%	4.20%
Volatility	105%	125%
Expected life (years)	6.9	6.1
Fair value of options granted	$0.41	$0.26

Stock-based compensation expense recognized in the Company’s consolidated statement of operations is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Stock-based compensation:
Product development	$100	$39	$53
Sales and marketing	79	100	38
General and administrative	949	1,261	768

Total stock-based compensation	$1,128	$1,400	$859

Non-employee Awards

On September 29, 2006, in connection with the Company’s agreement with Capital Placement Holdings, Inc. for Steven Oyer to provide services as the Company’s interim chief executive officer, the Company granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of its common stock. The fair value of this grant was determined by using a BSM option valuation model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4.64%, expected volatility of 139%, and an estimated life of 10 years, the contractual term of the option. The fair value of this grant was estimated to be $127,000 and was expensed in the statement of operations during the third quarter of 2006. In addition, the Company granted Mr. Oyer a non-statutory option to purchase 700,000 shares of its common stock that becomes exercisable upon the achievement of specified performance objectives. The Company has not recognized any compensation expense related to this grant as of December 31, 2006, as none of the performance objectives had been met. The Company will not measure or recognize compensation expense related to this grant until completion of the specified performance objectives has been determined to be probable. As of December 31, 2006, the Company had determined that none of such objectives were considered probable. Both option grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from its consolidated financial statements (in thousands, except per share amounts):

	Year ended December 31, 2006
	As Reported Following SFAS 123R	If Reported Following APB 25
Consolidated statement of operations:
Operating loss	$(117,788)	$(117,252)
Loss before income taxes	(120,254)	(119,718)
Net loss attributable to common stockholders	(120,725)	(120,189)
Basic and diluted net loss per share attributable to common stockholders	$(1.36)	$(1.35)

Stock Option Activity

The following table summarizes employee stock option activity:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Fair Value of Grants
Outstanding at December 31, 2003	5,447	$2.64
Granted at common stock price	1,525	2.63	$2.31
Granted below common stock price	777	2.58	$2.66
Assumed in Litronic acquisition	2,361	2.21
Exercised	(745)	1.24
Expired or Canceled	(503)	4.88

Outstanding at December 31, 2004	8,862	$2.51
Granted at common stock price	1,724	1.36	$1.34
Granted below common stock price	43	1.07	$1.95
Exercised	(558)	1.33
Expired or Canceled	(1,564)	3.12

Outstanding at December 31, 2005	8,507	$1.12
Granted at common stock price	33	0.39	$0.31
Granted below common stock price	1,267	0.33	$0.30
Granted above common stock price	2,083	0.62	$0.47
Exercised	(21)	0.79
Expired or Canceled	(2,337)	1.17

Outstanding at December 31, 2006	9,532	$0.89

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about employee stock options outstanding at December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $1.50	8,721	4.4	$0.70	7,251	$0.75
1.51 – 3.00	522	5.6	2.42	522	2.42
3.01 – 4.50	197	1.7	3.51	197	3.51
4.51 – 6.00	92	6.5	5.28	92	5.28

Total	9,532	4.4	$0.89	8,062	$0.98

At December 31, 2005, and 2004, exercisable options of 8,284,000 and 5,542,000, respectively, were outstanding and at weighted average exercise prices of $1.12 and $2.42 per share, respectively.

At December 31, 2006, the Company had 1,470,234 non-vested stock options outstanding that had a weighted average grant date fair value of $0.35, which excludes Mr. Oyer’s performance option grant to purchase 700,000 shares of the Company’s common stock described above. As of December 31, 2006, the Company had $615,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan and expects to recognize this cost over a weighted average period of 1.2 years. This unrecognized compensation cost does not include any compensation cost related to the vesting of Mr. Oyer’s option grant when or if certain specified performance objectives are met.

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

The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that the Company would have otherwise recognized in its consolidated statement of operations with respect to these options once SFAS 123R became effective for reporting periods beginning in January 2006. As a result of the acceleration, the Company estimates that it avoided recognition of approximately $2.8 million of compensation expense over the course of the original vesting schedules of these options, of which approximately $2.3 million of such compensation expense would have been recognized in 2006.

Stock-based compensation expense, as reported under the disclosure requirements of SFAS No. 123 in Note 3, increased by $2.9 million for the year ended December 31, 2005 as a result of the vesting acceleration of these stock options.

On September 25, 2006, Jon Engman, the Company’s chief financial officer, resigned from the Company, and per the terms of his retention agreement dated April 27, 2006, gave 60 days notice of his departure from the

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. On November 24, 2006, Mr. Engman’s last day of employment with the Company and per the terms of his employment agreement, any unvested options to purchase shares of the Company’s common stock that Mr. Engman held were to become fully-vested. Options to purchase 101,564 shares of common stock at an exercise price of $0.79 per common share were immediately vested, resulting in $65,000 in stock-based compensation that was reflected in the Company’s statement of operations for the year ended December 31, 2006.

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

The primary purpose of the stock option repricing was to restore the incentive afforded by options to purchase shares of the Company’s common stock to retain and motivate the Company’s employees whose contributions are important to its future success. The Company’s board of directors believed that options with exercise prices significantly above the market value of the Company’s common stock are less likely to serve their intended purposes.

Stock-based compensation expense, as reported under the disclosure requirements of SFAS No. 123 in Note 3, increased by $401,000 for the year ended December 31, 2005 as a result of the repricing of these stock options. The fair value of these modifications was determined by using a Black-Scholes model immediately before and after the modifications on December 31, 2005, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4%, volatility between 70% and 120%, and estimated lives between 0.9 and 5.6 years. The fair value of the common stock used in the calculation was $0.79, the last sale price of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005.

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

The Company accounted for the extension of the termination date as a new grant as of August 5, 2005, and the fair value of the options to purchase 75,000 shares of the Company’s common stock was determined by using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4%, volatility of 73%, and an estimated life of 2 years, which is comprised of the six month duration of

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the consulting agreement plus eighteen months of post-service exercise period. The fair value of the modification was estimated to be $27,000 and was recorded as stock-based compensation in the statement of operations for the year ended December 31, 2005.

Issuance of Stock Options for Services

On June 10, 2005, the Company entered into a consulting agreement with Campbell, Cilluffo & Furlow, LLC (now known as The Pennant Group). Frank J. Cilluffo, a former member of the Company’s board of directors, is a principal of Campbell, Cilluffo & Furlow. The agreement provided that Campbell, Cilluffo & Furlow would provide consulting services to the Company to assist in the development of long-term and short-term marketing and business strategies. The Company granted non-statutory options to purchase 10,000 shares of its common stock under its 2000 stock incentive plan to each of the three principals of the firm, including to Mr. Cilluffo. The options have an exercise price of $1.79 per share, have a three-year term and vested in six equal monthly installments following the date of grant and became fully-vested on December 10, 2005.

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

Non-vested Restricted Stock Awards

The Company has one outstanding non-vested, restricted common stock grant as of December 31, 2006, held by Glenn Argenbright, president of the Company’s registered traveler solutions group and chairman of the Company’s board of directors. Mr. Argenbright holds 301,928 non-vested, restricted shares of the Company’s common stock, which are scheduled to vest in total on June 23, 2007. The remaining compensation expense of $121,000 at December 31, 2006, is being recorded equally over the remaining vesting period. Compensation expense related to this grant during the years ended December 31, 2006, 2005 and 2004, was $253,000, $253,000, and $126,000, respectively.

Kris Shah, a former member of the Company’s board of directors and former president of Litronic Inc., a wholly-owned subsidiary of the Company, held 500,000 restricted shares of the Company’s common stock, which vested in total on August 9, 2006, prior to his departure from the Company in October 2006. The

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the grant date of the restricted stock. Compensation expense related to this grant during the years ended December 31, 2006, 2005 and 2004, was $166,000, $773,000 and $430,000, respectively.

9.	Inventory

The following is a summary of inventory:

	December 31,
	2006	2005
	(In thousands)
Raw materials	$47	$83
Work-in-process	1	49
Finished goods	38	431

	$86	$563

10.	Furniture and Equipment

Furniture and equipment at cost consists of the following:

	December 31,
	2006	2005
	(In thousands)
Computer equipment and software	$1,339	$2,787
Leasehold improvements	207	238
Office furniture, equipment and other	514	699

	2,060	3,724
Less: Accumulated depreciation	(1,640)	(2,706)

	$420	$1,018

Depreciation expense amounted to $557,000 in 2006, $536,000 in 2005, and $322,000 in 2004.

11.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)
Compensation and related benefits	$618	$1,589
Professional services	88	113
Deferred rent	438	137
Other	164	311

	$1,308	$2,150

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Income tax benefit at U.S. statutory rate of 34%	$(40,886)	$(16,159)	$(5,401)
State tax, net of federal benefit	(2,405)	(951)	(318)
Impairment of goodwill and intangibles	26,555	6,948	—
Other, net	175	(2,300)	673
Change in valuation allowance	16,421	11,974	5,098

Income tax expense	$(140)	$(488)	$52

The Company recorded a net income tax benefit of $140,000 and $488,000 for the years ended December 31, 2006 and 2005, respectively, related to the income tax effect of goodwill and intangible asset amortization and impairment.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$70,250	$62,095
Capital loss carryforward	1,744	1,744
Research and development credits	172	172
Intangible assets	2,251
Other	2,021	1,313

Total deferred tax assets	76,438	65,324

Deferred tax liabilities:
Intangible assets	—	(5,447)

Total deferred tax liabilities	—	(5,447)

Net deferred tax assets	76,438	59,877
Valuation allowance	(76,438)	(60,017)

Deferred tax liability, net	$—	$(140)

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s history of net operating losses, the Company has established a valuation allowance that is at least equal to its net deferred tax assets. The valuation allowance increased approximately $16.4 million, $12.0 million, and $16.8 million during 2006, 2005, and 2004, respectively.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $195.1 million, which begin to expire in 2008. In connection with the Litronic acquisition, the Company acquired $49.5 million in net operating losses, $4.8 million in capital losses which began to expire in 2006, and $172,000 in federal research and development credits which begin to expire in 2019, all of which will be subject to limitation under Section 382 of the Internal Revenue Code. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryforwards may never be utilized.

13.	Stockholders’ Equity

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

The debentures bear interest at 8% per annum and are due December 12, 2007. The debentures are convertible into shares of the Company’s common stock at any time at a conversion rate of $0.45 per share; however, the conversion price is subject to adjustment in the event the Company issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. The Company may, in its discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock, subject to certain conditions related to the market for shares of the Company’s common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933. Per the terms of the debentures, the redemption calculation if elected to be paid in shares of the Company’s common stock is calculated as 85% of the average of the ten lowest daily volume weighted average prices of a share of the Company’s common stock during the 20 trading days prior to the payment date (the “Redemption Conversion Price”). If the Company elects to pay the interest on the debentures in shares of its common stock, the amount is calculated as 85% of the last ten daily volume weighted average prices of a share of the Company’s common stock prior to the payment date (the “Interest Conversion Price”).

The Company concluded that the convertible debentures included a beneficial conversion feature, which was valued at $1,655,000. This amount was determined by first allocating the cash proceeds received in the financing transaction to the convertible debentures and warrants on a relative fair value basis. Second, an effective conversion price on the convertible debentures was calculated based on this allocation and used to measure the intrinsic value of the embedded conversion option. The warrants were valued at $2,812,000, using the BSM option valuation model with the following assumptions: an expected dividend yield of 0%, risk-free interest rate of approximately 5%, expected volatility of 95% and contractual life of five and half years. The beneficial conversion feature and warrants were recorded as a debt discount which is being amortized to interest expense over the term of the convertible debentures using the effective interest method.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 2, 2006, the Company provided notice to the holders of the debentures of its election to pay interest on the debentures in shares of common stock beginning with the payment due in December 2006, and for future interest payment dates until revised by subsequent notice. The Company also provided notice to the holders of the debentures of its election to pay the monthly redemption payment due in December 2006 in shares of common stock. The Company is required to give the selling stockholders 20 trading days advance notice of its election to pay the monthly redemption amount in shares of common stock. At the time the Company provided notice of its election to pay the monthly redemption amount in shares of its common stock, the Company is obligated to issue a number of shares of its common stock to the debenture holders to be applied against the monthly redemption amount (the “Pre-redemption”). The number of shares the Company is obligated to issue for the Pre-redemption is equal to the quotient of the monthly redemption amount divided by the current conversion price of the debentures. Accordingly, on November 2, 2006, the Company issued a total of 1,481,510 shares of its common stock to the debenture holders that were applied against the total monthly redemption amount due in December 2006. On December 1, 2006, the Company calculated the Redemption Conversion Price per the terms of the debentures and issued 4,553,149 shares of its common stock to the debenture holders, which when added to the 1,481,510 shares of the Company’s common stock that was issued on November 2, 2006, represented an aggregate of 6,034,659 shares of the Company’s common stock issued in payment of the $667,675 December 2006 monthly redemption amount. In addition, on December 1, 2006, the Company calculated the Interest Conversion Price and issued 2,695,238 shares of its common stock to the debenture holders in payment of the $298,670 interest amount due on the debentures. The Company recorded the differences between the fair market value of the common stock issued in payment of the principal and interest using the price per common share on the date the shares were issued, as reported on the Nasdaq Capital Market, and the calculated Redemption Conversion Price and Interest Conversion Price to interest expense in the Company’s statement of operations. As of December 31, 2006, there were 1,625,810 shares of the Company’s common stock that had not been received by certain debenture holders, and was classified as common stock subscribed in the Company’s balance sheet.

On December 1, 2006, the Company provided notice to the holders of the debentures of its election to pay the monthly redemption payment due in January 2007 in shares of common stock. Accordingly, on December 1, 2006, the Company issued a total of 1,481,510 shares of its common stock to the debenture holders as a pre-redemption payment that was applied against the total monthly redemption amount due in January 2007. The Company calculated the fair market value of the Pre-redemption issuance using the price per common share as reported on the Nasdaq Capital Market as of December 1, 2006, and recorded the value as a reduction of the principal of the outstanding convertible debt.

The following table summarizes the balances related to the Company’s convertible debentures issued in June 2006 as of December 31, 2006 (in thousands):

Original face value of convertible debentures	$8,000
December 1, 2006 Redemption payment (paid in shares of common stock)	(668)
January 1, 2007 Pre-redemption share issuance of common stock	(132)
Less: unamortized debt discounts	(2,581)

Total carrying value, net of debt discount December 31, 2006	$4,619

Current portion of debt, net of debt discount	$4,619
Long term portion of debt, net of debt discount	$—

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes interest expense for the year ended December 31, 2006, related to the Company’s convertible debentures issued in June 2006 (in thousands):

Nominal interest expense (8% stated rate)	$348
Amortization of debt discount	1,886
Amortization of capitalized financing costs	402
Difference between fair market value of common shares issued for redemption and interest and the calculated Redemption Conversion Price and Interest Conversion Price	(45)

Total interest expense related to convertible debentures	$2,591

Convertible Note Payable to Related Party

As part of the Litronic acquisition, the Company assumed three convertible promissory notes with a combined face value of $1,360,000. During November 2004, two of the outstanding convertible promissory notes in the amount of $50,000 and $60,000 were converted into 66,264 shares of the Company’s common stock. The remaining outstanding convertible promissory note with a face value of $1,250,000 is held by Richard P. Kiphart, the Co-Chairman and Lead Independent Director of the Company’s board of directors.

On December 31, 2005, the Company amended the convertible note, dated November 19, 2003, held by Richard P. Kiphart. Under the terms of the original note, the unpaid principal and any unpaid and accrued interest were due and payable by the Company on December 31, 2005. The amendment revised the maturity date of the note such that the unpaid principal and any unpaid and accrued interest are due and payable by the Company on the earlier of (i) December 31, 2006, and (ii) upon demand on or after the date of the closing of any strategic or financing transaction that generates at least $20,000,000 of additional working capital. Although the debt was due and payable on December 31, 2006, the Company did not pay the balance due but intends to pay the outstanding balance to Mr. Kiphart upon his request. Until that time, the Company will continue to accrue and pay interest at 10% on the outstanding balance. In addition, the amendment revised the conversion rate at which, under certain circumstances, the unpaid principal and any unpaid and accrued interest under the promissory note convert into shares of the Company’s common stock from $1.67 to $0.71. The Company applied the guidance of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues” and determined that the change in fair value of the conversion rate resulted in a substantial change in the terms of the convertible note and therefore determined that a debt extinguishment had occurred. The fair value of this modification was determined by using a Black-Scholes model immediately before and after the modification, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4.4%, volatility of 69%, and an estimated life of one year after the modification, the remaining contractual life of the convertible note and no estimated life prior to the modification. The fair value of the common stock used in the calculation was $0.79, the last sale price of the Company’s common stock as reported on the Nasdaq Capital Market on December 30, 2005. The Company estimated the fair value of the modification to be $455,000 and recorded it as a debt extinguishment loss in the consolidated statement of operations.

During 2004, the conversion feature embedded in the convertible promissory notes was valued at $1.2 million on the date of the Litronic acquisition, and was classified into equity in the purchase price allocation. See Note 4—Business Combinations.

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Authorized Common Shares Adjustments

The Company amended its certificate of incorporation to decrease the number of common shares authorized for issuance from 500,000,000 to 200,000,000, which was approved by the Company’s stockholders on August 25, 2005.

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

Reclassification of Warrants to Liability

The Company’s Series A warrants and the related placement agent warrants that were issued on June 5, 2001, contained a cash redemption provision that was triggered if the Company issued, in a business combination, capital stock that represented more than 40% of its outstanding common stock immediately prior to such issuance. The Litronic acquisition qualified as a triggering event because the Company issued more than 40% of its common stock in that transaction. The cash redemption value was measured as of August 2, 2004, the date the warrant holders were officially notified of the Litronic acquisition by the Company, and, in accordance with the warrant provisions, was determined using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.5%, a volatility of 105%, and a remaining contractual life of 1.8 years, as the warrants expire on June 5, 2006. As of August 2, 2004, there were Series A warrants and placement agent warrants outstanding to purchase 244,224 and 192,124 shares of the Company’s common stock, respectively. Exercise prices of the warrants ranged from $1.30 to $3.06. The total cash redemption value was estimated to be $765,000 as of August 2, 2004, and was fixed as long as the warrants were outstanding. On August 6, 2004, the closing date of the acquisition, these warrants were reclassified from equity to an other current obligation in accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” because the warrants now contain characteristics of a debt instrument. The outstanding warrants were valued as of December 31, 2004, using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 2.0%, a volatility of 78%, and a remaining contractual life of 1.4 years. The value of the warrants includes the value of the cash redemption provision, which was determined using a Black-Scholes model with similar assumptions. The value of the warrants was estimated to be $937,000, as of December 31, 2004, and was classified as an other current obligation. At each interim period and year-end until their expiration date of June 5, 2006, the remaining outstanding warrants were revalued and any difference from the previous valuation date was recognized as a change in fair value of outstanding warrants, and charged or credited to the consolidated statement of operations. At December 31, 2005, the estimated fair value of these warrants was below the cash redemption value of $765,000, and the Company consequently valued the warrants at the $765,000 cash redemption value. The change in fair value of outstanding warrants related to the Company’s Series A warrants and the related placement agent warrants for the years ended December 31, 2005 and 2004, resulted in a gain of $172,000 and a loss of $29,000, respectively.

Prior to the expiration of these warrants on June 5, 2006, the Company received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation contained in the warrant, the Company reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity. Subsequently, the Company made payments to warrant holders of $356,000 during 2006 and as of December 31, 2006, had a current obligation balance of $213,000.

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

As of December 31, 2006 and 2005, there was no preferred stock outstanding.

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

Litronic Acquisition

In conjunction with the Litronic acquisition, as described in Note 4—Business Combinations, that closed August 6, 2004, the Company issued 40,137,148 common shares.

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

Warrants

The following table summarizes warrant activity by warrant type, in terms of shares of the Company’s common stock issuable upon the exercise of the warrants (in thousands):

	Series A	Series C	June 2002	November 2002	February 2004	Other	SSP-Litronic Warrants	June 2005	June 2006	Total
Outstanding at December 31, 2003	1,778	875	2,045	1,050	—	409	—	—	—	6,157
Issued	—	—	—	—	1,417	—	—	—	—	1,417
Exercised	(1,349)	(665)	(1,667)	(795)	—	(1)	—	—	—	(4,477)
Surrendered through net exercises	—	—	—	(6)	—	—	—	—	—	(6)
Assumed in Litronic acquisition	—	—	—	—	—	—	889	—	—	889
Anti-dilution adjustment	8	25	—	—	—	2	—	—	—	35
Expired or cancelled	—	—	—	—	—	—	—	—	—	—

Outstanding at December 31, 2004	437	235	378	249	1,417	410	889	—	—	4,015
Issued	—	—	—	—	—	—	—	3,176	—	3,176
Exercised	—	—	—	—	—	—	(1)	—	—	(1)
Anti-dilution adjustment	11	12	—	—	—	6	19	—	—	48
Expired or cancelled	—	(9)	—	—	—	(16)	—	—	—	(25)

Outstanding at December 31, 2005	448	238	378	249	1,417	400	907	3,176	—	7,213
Issued	—	—	—	—	—	—	—	—	9,956	9,956
Exercised or redeemed	(341)	—	—	—	—	—	—	(2,250)	—	(2,591)
Anti-dilution adjustment	—	65	—	—	—	45	242	—	—	352
Expired or cancelled	(107)	—	—	—	—	(83)	—	—	—	(190)

Outstanding at December 31, 2006	—	303	378	249	1,417	362	1,149	926	9,956	14,740

Modification of Warrants

As a result of the June 2005 financing, anti-dilution provisions contained in certain warrants that the Company had outstanding as of June 8, 2005, were triggered and adjustments to the exercise prices and, in certain cases, to the number of common shares issuable upon exercise of these warrants were made during the

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, the A-1 Warrants had an exercise price of $1.61 per share, and the A-2 Warrants had an exercise price of $1.88 per share. At December 31, 2006, a total of 545,421 A-1 Warrants and 552,615 A-2 Warrants were outstanding. In addition, there were Placement Agent Warrants to purchase 37,082 shares of the Company’ common stock at an exercise price of $1.16 per share and a BIZ Roth warrant to purchase 14,253 shares of the Company’s common stock at an exercise price of $3.51 per share outstanding as of December 31, 2006.

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Anti-dilution Adjustments

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

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s decision to pay the monthly redemption and accrued interest for convertible debentures due on December 1, 2006, certain anti-dilution provisions were triggered. Accordingly, the Company recorded adjustments to exercise price and, in certain cases, the number of common shares issuable upon exercise of these warrants. The total number of shares of the Company’s common stock issuable upon exercise of these warrants increased by approximately 94,000 shares and the exercise price reductions varied depending on the type of warrant.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of December 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 80% and 120%, and estimated lives between 1 month and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $26,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

14.	Commitments and Contingencies

On February 6, 2004, Litronic received notice from the Environmental Protection Agency (EPA) regarding the Omega Chemical Superfund Site (Omega Site). The notice states that Litronic is a potentially responsible party (PRP) that contributed to the waste at the Omega Site. The notice also states that the amount of waste contributed to the Omega Site was a comparatively small quantity, or a de minimis quantity. As such, the notice is intended to offer Litronic the opportunity to resolve its liability for waste disposed at the Omega Site. The notice also states that if Litronic accepts the settlement offer, it can be released from further liability from the United States regarding the Omega Site as well as gaining contribution protection against lawsuits by other PRP’s, who potentially have claims against Litronic. The settlement offer amount is $108,000 and Litronic accepted the EPA offer on September 24, 2004. Litronic was advised by its legal counsel that there will be no further liability regarding this claim from the EPA or other PRP’s. As such, Litronic accepted the settlement offer of $108,000, which was reflected in the allocation of the purchase price to the acquired liabilities of Litronic. This amount was paid in full during January 2006.

The Company leases office space and equipment under various non-cancelable operating leases. Future minimum payments under these lease commitments are as follows (in thousands):

Year ending December 31,	Lease Commitments
2007	$520
2008	539
2009	357
2010	287
2011	198
Thereafter	—

$1,901

Rent expense was $1.2 million, $1.3 million and $802,000 for the years 2006, 2005, and 2004, respectively.

The Company has a $1.25 million current obligation for a related party convertible note to Richard P. Kiphart, a member of the Company’s board of directors that was due December 31, 2006, but was not paid at that time and is due and payable upon request by Mr. Kiphart. The Company also has a $7.2 million obligation as of December 31, 2006, for its convertible debentures issued in June 2006. The principal amount of the debentures is redeemable at the rate of 1/12 of the original $8.0 million principal amount per month plus accrued but unpaid interest on the

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debentures, which commenced on December 1, 2006. The Company may, in its discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock. If the Company continues to elect to pay these obligations in shares of its common stock after April 2007, the Company may have to register additional shares of its common stock with the SEC and possibly propose a shareholder vote to amend its certificate of incorporation to increase the number of authorized shares of common stock to have enough registered shares to make the required payments.

15.	Defined Contribution Retirement Plan

The Company offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2006, 2005 or 2004.

16.	Legal Proceedings

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which is in turn the Company’s wholly-owned subsidiary. The complaints alleged that Pulsar breached a contract by failing to make payments to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed the complaint for lack of prosecution activity for more than twelve months. G2 re-filed the action in May 2001. In 2002, the court moved the case into the same division handling other matters related to G2 and Classical, and stayed any further action in this case pending the resolution of matters between G2 and Classical. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant.

The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

17.	Related Party Transactions

Asset Sale and Termination of Lease

On December 15, 2006, the Company entered into an asset purchase agreement to sell certain assets related to its wholly-owned subsidiary, Litronic to RDSK. In exchange for the assets, RDSK agreed to assume certain liabilities related to the assets and KRDS, the landlord of the Company’s Irvine, California facility, agreed to terminate and cancel the lease agreement for the Irvine facility. RDSK and KRDS are entities that are majority-owned by three former employees of Litronic, one of whom is Kris Shah, a former member of the Company’s board of directors and the former president of Litronic. See Note 5—Restructuring.

Interim Chief Executive Officer

On September 28, 2006, the Company’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings, Inc. and a member of the Company’s board of directors, agreed to serve as the Company’s interim chief executive officer until such time as the Company can find a qualified successor to Glenn L. Argenbright, the Company’s former president and chief executive officer. The agreement provides that Mr. Oyer will provide services as the Company’s interim chief executive officer, and as such, the Company has agreed to pay Capital Placement Holdings a fee of $25,000 per month for the length of the agreement. In connection with the agreement, the Company granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

350,000 shares of its common stock under the Company’s 2000 stock incentive plan. The grant date fair value of this grant was estimated to be $127,000 and was recorded in the statement of operations during 2006. In addition, the Company granted Mr. Oyer a non-statutory option to purchase 700,000 shares of its common stock that become exercisable upon the achievement of specified performance objectives. The Company has not recognized any compensation expense related to this grant as of December 31, 2006, as none of the performance objectives had been determined to be probable. The grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of the Company’s common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant. No compensation expense was recognized for the performance grant as none of the performance objectives had been met as of December 31, 2006. The agreement commenced as of September 29, 2006 and continues until either party terminates the agreement upon 30 days advance written notice.

Amendment to Convertible Note

On December 31, 2005, the Company amended the convertible note, dated November 19, 2003, held by Richard P. Kiphart, a member of the Company’s board of directors. The terms of the convertible note were modified, as described in Note 13—Stockholders’ Equity, which resulted in a $455,000 charge that was recorded as a debt extinguishment loss in 2005.

Revenue Recognized

For the year ended December 31, 2004, the Company recognized $231,000 in revenue through related party sales to Information Systems Support, Inc., a Maryland corporation (ISS). The Company purchased certain assets from ISS in 2003. After March 31, 2004, ISS was no longer considered a related party.

KRDS Real Property Lease

As a result of the Litronic acquisition in August 2004, the Company assumed the building lease for Litronic’s corporate offices in Irvine, California. The lessor was KRDS, Inc., which is majority-owned by three employees of Saflink’s subsidiary, Litronic. Saflink recognized rent expense of $487,000, $523,000 and $216,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The lease was cancelled during the fourth quarter of 2006. See Note 5—Restructuring Charges.

Equity Transactions

The Company had two related party transactions during the year ended December 31, 2006, that are described in the Stock Options section of Note 13—Stockholders’ Equity, under the headings “Modification of Stock Options” and “Issuance of Stock Options for Services.”

SAFLINK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2006 and 2005:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2006
Revenue	$857	$944	$1,658	$702	$4,161
Gross profit	(267)	(223)	(13,611)	(1,570)	(15,671)
Operating loss	(36,321)	(37,355)	(20,570)	(23,542)	(117,788)
Net loss attributable to common stockholders	(36,770)	(37,708)	(21,487)	(24,760)	(120,725)
Basic and diluted net loss attributable to common stockholders per share	(0.42)	(0.43)	(0.24)	(0.27)	(1.36)
2005
Revenue	$2,184	$1,806	$2,358	$768	$7,116
Gross profit	489	262	501	(419)	833
Operating loss	(7,336)	(6,586)	(26,388)	(7,244)	(47,554)
Net loss attributable to common stockholders	(6,831)	(6,585)	(26,087)	(7,593)	(47,096)
Basic and diluted net loss attributable to common stockholders per share	(0.09)	(0.08)	(0.30)	(0.09)	(0.56)

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.

The Company’s results during all quarters of 2006 and the third quarter of 2005 included significant impairment losses on goodwill and/or intangible assets. (See Note 6—Goodwill and Note 7—Intangible Assets)

19.	Subsequent Events

Note Payable to Related Party

On January 24, 2007, the Company borrowed $400,000 from Richard P. Kiphart, a member of the Company’s board of directors and current stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note is due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. The note is subordinated to the Company’s 8% convertible debentures due December 12, 2007, and contains customary default provisions.

Asset Sale

On February 27, 2007, the Company entered into a Software Rights Agreement with IdentiPHI, LLC, whereby the Company sold its rights in its SAFsolution and SAFmodule software programs for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The amount of the deferred payments will be equal to a percentage of the provider’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule.