Form 10-K/A
period 2006-12-31
SAFLINK CORP
filed 2007-04-30
CIK 847555

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

There were 130,657,578 shares of the registrant’s common stock outstanding as of April 23, 2007.

EXPLANATORY NOTE

This Amendment to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K. FLO Corporation (FLO), a Delaware corporation organized on March 9, 2007, and Litronic, Inc. (Litronic), a Delaware corporation acquired on August 6, 2004, are wholly-owned subsidiaries of Saflink Corporation.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following sets forth our current directors and information concerning their age and background as of April 23, 2007:

Name	Principal Occupation	Age	Director Since
Glenn L. Argenbright	President, FLO Corporation	41	2001
Lincoln D. Faurer	President, LDF, Inc.	79	2004
Gordon E. Fornell	United States Air Force Lieutenant General (Retired)	70	2003
Asa Hutchinson	Partner, Venable LLP	56	2005
Richard P. Kiphart	Principal, William Blair & Company, LLC	65	2004
Trevor Neilson	Partner, Endeavor Group, LLC	34	2005
Steven M. Oyer	Interim Chief Executive Officer, Saflink; President, Capital Placement Holdings, Inc.	51	2001

Glenn L. Argenbright has served as a member of Saflink’s board of directors since December 2000 and as president of FLO Corporation since March 2007, when we created FLO Corporation as our wholly-owned subsidiary. Mr. Argenbright served as our chief executive officer from December 2000 until September 2006, at which time he became general manager of our Registered Traveler Solutions group. From November 1999 to December 2000, Mr. Argenbright served as president and chief executive officer of Jotter Technologies, a firm whose assets we purchased in 2000. From May 1998 to November 1999, Mr. Argenbright served as president and chairman of the board of Spotlight Interactive, Inc., a web-incubator and venture capital firm. From February 1999 to August 1999, while working for Spotlight, Mr. Argenbright served as a director of and consultant to Today’s Communications Inc., a provider and aggregator of web content. From May 1998 to February 1999, Mr. Argenbright was a director and executive vice president of Intelligent Communications, Inc., a company providing high-speed Internet access over satellite. Mr. Argenbright has also served on the boards of directors of Internet Presence Providers, Internet Extra, Cardzoo!, ProCheer, and AIR, Inc. Mr. Argenbright received a BA from the University of California at San Diego and a JD from the University of San Diego.

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

Asa Hutchinson has served as a member of Saflink’s board of directors since March 2005. Mr. Hutchinson is a partner in the law firm Venable LLP, and was a founding member of the U.S. Department of Homeland Security and the nation’s first Under Secretary of Border and Transportation Security. Mr. Hutchinson was confirmed by the U.S. Senate as Under Secretary of Homeland Security in January 2003, shortly after the department was created. As one of the nation’s top-ranking homeland security officials after Secretary Tom Ridge, Mr. Hutchinson was responsible for more than 110,000 federal employees in such agencies as the Transportation Security Administration, Customs and Border Protection, Immigration and Customs Enforcement, and the Federal Law Enforcement Training Center. Mr. Hutchinson managed the overall security of U.S. borders and transportation systems, which included oversight for security programs such as US-VISIT and the Transportation Security Administration’s TWIC and Registered Traveler initiatives. From 2001 to 2003, Mr. Hutchinson served as the director of the U.S. Drug Enforcement Administration, and from 1997 to 2001, he served as a member of the U.S. House of Representatives from Arkansas. Mr. Hutchinson received a BS from Bob Jones University and a JD from the University of Arkansas.

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

Steven M. Oyer has served as a member of Saflink’s board of directors since December 2001 and as our interim chief executive officer since September 2006. Mr. Oyer is president and principal of Capital Placement Holdings, Inc., a New York advisory firm. Mr. Oyer previously served as senior managing director for PlusFunds Group, Inc., a New York investment manager. From October 2001 to August 2005, Mr. Oyer served as managing director of Standard & Poor’s Investment Services, responsible for global business development. He served as our interim chief financial officer from June 2001 until December 2001. From October 1995 to November 2000, Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm. Mr. Oyer is a member of the board of directors of Salton, Inc., has been active in industry associations such as Family Office Exchange and has served on the leadership council of the Institute for Private Investors.

Audit Committee

The current members of our audit committee are Messrs. Faurer (Chairman), Fornell and Hutchinson. Our board of directors has determined that each member of the audit committee meets the independence criteria set forth in the applicable rules of the Securities and Exchange Commission for audit committee membership. The board of directors has also determined that at least one member of the audit committee, Mr. Hutchinson, is qualified as an “audit committee financial expert” as defined by the SEC.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning their age and background as of April 23, 2007:

Name	Position	Age	Position Since
Steven M. Oyer	Interim Chief Executive Officer	51	2006
Jeffrey T. Dick	Chief Financial Officer	35	2006
Steven D. Rishel	General Manager, Core Technologies Group	55	2004
Glenn L. Argenbright	President, FLO Corporation	41	2006

Steven M. Oyer – for a biographical summary of Mr. Oyer, see the “Directors” section of this Item 10.

Jeffrey T. Dick has served as our Chief Financial Officer since March 2007, and served as our interim Chief Financial Officer since November 2006. Mr. Dick joined us in August 2002 as corporate controller and has been responsible for our accounting and finance functions since that time. Mr. Dick was promoted to Vice President of Finance in March 2006. Prior to joining Saflink, Mr. Dick held finance and accounting positions for Lumera Corporation, Mercata, Inc. and Captaris, Inc.

Steven D. Rishel has served as our Senior Vice President of Operations since October 2004. Since joining us in October 2003, Mr. Rishel has served in various capacities, including as our Chief Operating Officer and Vice President of Customer Services. As Senior Vice President of Operations, Mr. Rishel leads our technical support, implementation services, technical training, fulfillment and information technology departments. Prior to joining us, Mr. Rishel ran Paragon Operations Partnership, offering consulting services to technology companies in the areas of support operations, supply chain management, order fulfillment, and cross-functional integration. Mr. Rishel has extensive experience in executive management, including roles of increasing responsibility at Captaris, Inc., a software company specializing in voice and fax message management, finishing his over ten year tenure there as senior vice president of operations.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that Messrs. Faurer, Fornell, Hutchison, Kiphart and Neilson each filed three late reports with respect to three transactions; Mr. Oyer filed four late reports with respect to four transactions; Mr. Dick filed one late report with respect to one transaction; and former director Frank J. Cilluffo filed three late reports with respect to three transactions.

Code of Ethics

Our board of directors has adopted a code of business conduct that outlines the principles of legal and ethical business conduct under which Saflink does business. The code of business conduct is applicable to all of our directors, employees and officers. Our board of directors has also adopted a code of ethics that applies to our senior financial officers. These materials are available free of charge by writing to our corporate secretary at 12413 Willows Road NE, Suite 300, Kirkland, Washington 98034. Any substantive amendment or waiver of these codes may be made only by the board of directors upon a recommendation of the audit committee, and we intend to disclose any such amendment or waiver on our website at www.saflink.com.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The goals of our compensation policies are to attract, retain and reward executive officers who contribute to our success, to align executive officer compensation with our performance and to motivate executive officers to achieve our business objectives. We use salary, bonus compensation, option grants, stock appreciation rights, performance share awards and restricted stock awards to attain these goals.

We strongly believe that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with those of the stockholders, and therefore the compensation committee makes periodic grants of stock options under our stock incentive plans. The size of an option grant to an executive officer has generally been determined with reference to competitive practice, the responsibilities and expected future contributions of the executive officer, previous grants to that officer, as well as recruitment and retention considerations.

In order to ensure that our executive compensation levels and targets are consistent with the compensation philosophy of the board of directors and aligned with, and designed to achieve, our strategic and operating objectives, the compensation committee generally reviews the recommendations of management and outside consultants. In April 2004, the compensation committee engaged the services of Watson Wyatt & Company, an independent compensation consultant, which reported directly to the compensation committee to assist in the determination of appropriate levels of compensation for our executive officers, including our chief executive officer.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Equity Awards

We strongly believe that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with those of the stockholders. Our stock incentive plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee is the administrator of the plan. Periodic stock option grants are made at the discretion of the compensation committee to eligible employee and, in appropriate circumstances, the compensation committee considers the recommendations of members of management, such as Mr. Oyer, our Interim Chief Executive Officer. The size of an option grant to an executive officer has generally been determined with reference to the responsibilities and expected future contributions of the executive officer, previous grants to that officer, as well as recruitment and retention considerations.

Compensation Committee

The current members of our compensation committee are Messrs. Kiphart (Chairman) and Fornell. Mr. Oyer served as a member of the compensation committee until September 2006, when he became our interim Chief Executive Officer. Each of the members of the compensation committee meets the independence criteria set forth in the applicable rules of Nasdaq for compensation committee membership and outside directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The primary purpose of the compensation committee is to discharge the board’s responsibilities relating to compensation and benefits of our executive officers. In carrying out these responsibilities, the compensation committee reviews all components of executive officer compensation for consistency with the committee’s compensation philosophy as in effect from time to time. The compensation committee determines all compensation for our chief executive officer, including incentive-based and equity-based compensation. In addition, the compensation committee reviews and approves salary and bonus criteria for other executive officers, and approves stock option grants to executive officers. The board of directors has delegated to Mr. Oyer the authority to approve stock option grants to any eligible person who is not an executive officer under our stock incentive plan, not to exceed 50,000 shares of our common stock to any one person within any fiscal year. The compensation committee also oversees and recommends director compensation to the board of directors.

The committee has the authority to obtain advice or assistance from consultants, legal counsel, accounting or other advisors as appropriate, to perform its duties and to determine the terms, costs and fees for such engagements. The committee has the sole authority to retain or terminate any consulting firm used to evaluate director, chief executive officer or executive compensation, and to determine and approve the terms of engagement the fees and costs for such engagements. We pay the fees and costs of any consultant or advisor engaged by the committee to assist in it in performing any of its duties. The compensation committee does not currently engage any consultant related to executive or director compensation matters.

The committee meets as often as it deems appropriate, but not less frequently than once each year, to review the compensation of our executive officers, and to otherwise perform its duties under its charter.

To fulfill its responsibilities and duties, the committee:

•

Determines all compensation for our chief executive officer, including incentive-based and equity-based compensation. Our chief executive officer may not be present during such voting or deliberations.

•

Reviews and approves annual performance objectives and goals relevant to compensation for our chief executive officer and evaluates the performance of our chief executive officer in light of these goals and objectives.

•

Considers, in determining the long-term incentive component of compensation for our chief executive officer, the performance of Saflink and relative stockholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to our chief executive officer in past years.

•

Makes recommendations to the board regarding incentive-based or equity-based compensation plans in which our executive officers participate, reviews and approves salaries, incentive and equity awards for other executive officers and oversees the evaluation of management.

•	Approves all employment, severance, or change-in-control agreements, special or supplemental benefits applicable to our executive officers.

•

Periodically reviews and advises the board concerning both regional and industry-wide compensation practices and trends in order to assess the adequacy and competitiveness of our compensation programs for our chief executive officer and our other executive officers relative to comparable companies in our industry.

Internal Revenue Code Section 162(m)

Saflink has considered the provisions of Section 162(m) of the Internal Revenue Code and related treasury department regulations which restrict deductibility of executive compensation paid to our chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under the 2000 Stock Incentive Plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are non-employee directors. We expect that the compensation committee will generally be comprised of non-employee directors, and that to the extent that the committee is not so constituted for any period of time, the options granted during such period will not be likely to result in compensation exceeding $1,000,000 in any year. To the extent that total non-exempt compensation exceeds $1,000,000 in fiscal 2006 or any subsequent year, it will not be deductible. The committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time. In the future, the committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

Chief Executive Officer Compensation

Mr. Oyer’s compensation as Interim Chief Executive Officer includes base salary and stock option grants. Mr. Oyer’s compensation is based upon market analysis, assessments of individual performance and achievement of operating goals that are established by the board of directors. Assessments of individual performance include objective standards and subjective evaluations of the value of Mr. Oyer’s contributions.

We pay Mr. Oyer $25,000 per month in base salary for his service as Interim Chief Executive Officer. On September 29, 2006, we granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of our common stock under our 2000 stock incentive plan and a non-statutory option to purchase 700,000 shares of our common stock that becomes exercisable upon the achievement of specified performance objectives. The options have an exercise price of $0.37 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant. In addition, on November 17, 2006, we granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 300,000 shares of our common stock under our 2000 stock incentive plan. The options have an exercise price of $0.14 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant.

We paid Mr. Argenbright a base salary of $240,000 for his service as President and Chief Executive Officer until September 29, 2006, after which Mr. Argenbright ceased serving as our Chief Executive Officer and began serving as President and General Manager of our Registered Traveler Solutions division.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal 2006 by our Interim Chief Executive Officer, our former Chief Financial Officer, our Chief Financial Officer, our other most highly-compensated executive officer, and two former executive officers who would have been included among the other most highly-compensated executive officers had they continued to serve as executive officers through December 31, 2006:

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Steven M. Oyer (2)	2006	$75,000	(3)	$—	$—	$168,000	(4)	$—	$—		$243,000
Interim Chief Executive Officer

Jeffrey T. Dick	2006	130,208		—	—	20,426		—			150,634
Chief Financial Officer

Glenn L. Argenbright	2006	240,000		—	—	—		—	9,230	(5)	249,230
President, FLO Corporation and Former Chief Executive Officer

Steven D. Rishel	2006	185,000		—	—	47,654		—	27,181	(6)	259,835
Senior Vice President of Operations

Former Officers:

Jon C. Engman (7)	2006	179,282		—	—	97,022		—	274,349	(8)	550,653
Former Chief Executive Officer

Kris Shah (9)	2006	197,795		—	—	—		—	288,243	(10)	486,038
Former President, Litronic, Inc.

(1)	Represents compensation expense related to shares granted to each executive officer calculated based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Standards No. 123R, “Share-Based Payments.”
(2)	Mr. Oyer, a member of our board of directors since 2001, became the interim chief executive officer of Saflink on September 28, 2006.
(3)	Represents payments made to Mr. Oyer’s consulting firm Capital Placement Holdings, Inc., from September 28, 2006, through December 31, 2006, for his services as interim chief executive officer.

(4)	Represents options to purchase shares of our common stock granted to Mr. Oyer for his role as interim chief executive officer. Option awards to Mr. Oyer in connection with his role as director during 2006 was $1,145 (see Director Compensation Table in Item 11).
(5)	Represents a partial payment of Mr. Argenbright’s paid time-off balance.
(6)	Represents sales commission payments to Mr. Rishel.
(7)	Mr. Engman resigned as chief financial officer of Saflink effective November 24, 2006.
(8)	Includes a lump-sum severance payment of $190,000 paid in connection with Mr. Engman’s resignation from Saflink $51,666 paid in connection with additional tax imposed by Section 409A of the Internal Revenue Code and a gross paid time-off payment of $32,683.
(9)	Mr. Shah resigned from our board of directors and his employment with our wholly-owned subsidiary Litronic, Inc. was terminated in October 2006.
(10)	Includes a lump-sum severance payment of $22,308 paid in connection with Mr. Shah’s termination from Litronic, Inc. and a gross paid time-off payment of $70,936.

Employment Agreements

On September 28, 2006, our board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Mr. Oyer, the president and principal of Capital Placement Holdings agreed to serve as our Interim Chief Executive Officer until such time as we find a qualified Chief Executive Officer. We agreed to pay Capital Placement Holdings a fee of $25,000 per month for the length of the agreement. The agreement commenced as of September 29, 2006, and continues until either party terminates the agreement upon 30 days’ advance written notice.

Until September 29, 2006, Mr. Argenbright served as our Chief Executive Officer under the terms of an employment agreement which provided for a base salary of $240,000. Effective September 29, 2006, Mr. Argenbright was reassigned to serve as President and General Manager of Registered Traveler Solutions, a division within Saflink focused exclusively on the national Registered Traveler program, and no longer served as our Chief Executive Officer.

On October 23, 2003, we entered into an employment agreement with Steven D. Rishel, our General Manager, Core Technology Group. The agreement provides for the payment to Mr. Rishel of an annual salary of $185,000. In accordance with the terms of the agreement, Mr. Rishel’s employment with us is “at will” and his employment may be terminated anytime with or without cause.

On August 21, 2002, we entered into an employment agreement with Jeffrey T. Dick, our Chief Financial Officer. The agreement provides for the payment to Mr. Dick of an annual salary of $175,000. In accordance with the terms of the agreement, Mr. Dick’s employment with us is “at will” and his employment may be terminated anytime with or without cause.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to stock and option awards granted during fiscal 2006 to our named executive officers:

2006 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Steven M. Oyer	9/28/2006	350,000	$0.37	$126,662
	9/28/2006	700,000	0.37	—	(1)
	11/17/2006	300,000	0.14	41,091

Jeffrey T. Dick	1/2/2006	94,500	0.79	59,100
	11/17/2006	200,000	0.14	19,900

Glenn L. Argenbright	—	—	—	—

Steven D. Rishel	1/2/2006	225,000	0.79	143,617

Jon C. Engman	1/2/2006	152,000	0.79	97,021

Kris Shah	—	—	—	—

(1)	These options are not exercisable until certain performance objectives have been met. As none of the objectives were met during 2006, the grant date fair value of these options was considered to be $0.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) (1) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Steven M. Oyer	350,000	(2)	—		$0.37	9/28/2016
	—		700,000	(3)	0.37	9/28/2016
	300,000	(4)	—		0.14	11/17/2016

Jeffrey T. Dick	35,500		—		0.79	8/22/2012
	10,000		—		0.79	3/4/2014
	10,000		—		0.79	7/1/2014
	28,874		65,626		0.79	1/2/2016
	5,555		194,445		0.14	11/17/2016

Glenn L. Argenbright	8,572		—		0.79	2/15/2011
	35,715		—		0.79	6/29/2011
	217,665		—		0.79	2/11/2012
	436,120		—		0.79	2/25/2013

Steven D. Rishel	125,000		—		0.79	10/24/2013
	100,000		—		0.79	6/23/2014
	68,749		156,251		0.79	1/2/2016

Jon C. Engman	182,000		—		0.79	11/24/2007
	116,000		—		0.79	11/24/2007
	152,000		—		0.79	11/24/2007

Kris Shah	15,750		—		0.79	1/20/2007
	120,000		—		0.79	1/20/2007
	500,000		—		0.79	10/20/2007

(1)	Except as otherwise noted each option vests at the rate of 36 equal monthly installments over three years.
(2)	This option grant to purchase shares of our common stock was fully-vested upon grant.
(3)	This grant includes performance-based vesting and no performance objectives were met during 2006.
(4)	This option grant to purchase shares of our common stock was fully-vested upon grant.

Option Exercises and Stock Vested During Last Fiscal Year

None of our named executive officers exercised stock options during fiscal 2006.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Potential Payments upon Termination or Change in Control

Involuntary Termination or Termination for Good Reason in Connection with a Change in Control

The reassignment of Mr. Argenbright from Chief Executive Officer to President and General Manager of our Registered Traveler division in September 2006 triggered certain severance provisions contained in his employment agreement and, as a result, we determined that Mr. Argenbright was entitled to severance pay of $240,000, or twelve months’ base salary. In full settlement of this severance obligation, Mr. Argenbright agreed to accept $40,000 less than the full twelve months’ base salary, and we agreed to (i) pay Mr. Argenbright $60,000 in cash and (ii) issue to him a $140,000 promissory note bearing interest at 8% per year and maturing and coming due and payable in four equal quarterly installments beginning on April 1, 2008.

Severance Plan. In November 2006, our board approved the Saflink severance plan. Under the severance plan, if a full-time employee’s employment is involuntarily terminated, the employee is eligible to receive the severance benefits specified in the plan. The employment termination is involuntary if we initiate it, but it is not involuntary if the termination is due to retirement, death or disability of the employee, or if the termination is for cause. The severance benefits payable under the plan include a lump sum payment based on the employee’s weekly base salary and years of service, ranging from two times weekly salary to five times weekly salary. An employee will be required to sign a release of claims and to return all of our property and equipment prior to receiving any severance payments under the plan.

Retention Agreements. We have entered into retention agreements with each of Messrs. Dick and Rishel. These retention agreements provide that if the employee is terminated as a result of an involuntary termination (as defined in the retention agreements), then he shall be entitled to receive the compensation, accrued but unused vacation and benefits earned through the date of termination of employment, and severance payments equal to six months’ salary payable in accordance with our standard payroll practices. However, if the employee is terminated as a result of an involuntary termination within two months prior to, upon or within twelve months following a change-of-control, then he will be entitled to receive the following: (a) the compensation, accrued but unused vacation and benefits earned through the date of termination; (b) severance payments equal to six months’ salary, payable in a lump sum within thirty days of the date of termination; (c) vesting of 100% of any unvested options as of the date of termination; (d) reimbursement of any COBRA premiums paid by the employee for continued group health insurance coverage of employee and his dependents for a period of up to twelve months after the date of termination; and (e) the laptop or other portable computer device used by the employee, if any, as of the date of termination.

Assuming the employment of our named executive officers were to be terminated involuntarily or terminated for good reason on December 31, 2006, or within two months prior to, upon or within twelve months of a change in control, they would be entitled to payments in the amounts set forth opposite their name in the following table:

Officer	Cash Severance
Steven M. Oyer	$—
Jeffrey T. Dick	87,500
Glenn L. Argenbright	240,000	(1)
Steven D. Rishel	92,500

(1)	As a result of our decision to engage Mr. Oyer as interim chief executive officer, Mr. Argenbright was reassigned effective September 29, 2006, and no longer served as our president and chief executive officer. Mr. Argenbright continues to serve as a member of our board of directors and as chairman of the board of directors, and he also serves as president of FLO Corporation. The reassignment of Mr. Argenbright triggered certain severance provisions contained in Mr. Argenbright’s employment agreement and, as a result, we determined that Mr. Argenbright was entitled to severance pay of $240,000, or twelve months’ base salary. On April 16, 2007, in full settlement of this severance obligation, Mr. Argenbright agreed to accept $40,000 less than the full twelve months’ base salary, and we agreed to (i) pay Mr. Argenbright $60,000 in cash and (ii) issue to him a $140,000 promissory note bearing interest at 8% per year and maturing and coming due and payable in four equal quarterly installments beginning on April 1, 2008. In connection with FLO Corporation’s convertible promissory note issuance on April 16, 2007, Mr. Argenbright agreed to assign this $140,000 promissory note to FLO Corporation in exchange for a $140,000 convertible promissory note issued by FLO Corporation.

Health Care Benefits

Following a named executive officer’s termination upon change in control, we will provide the executive with continued health and other group insurance benefits for the executive’s benefit period, twelve months, after the executive’s termination.

Equity Acceleration

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

280G Tax Adjustment

If any payment or benefit received or to be received by any participant under the severance plan or otherwise would constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the compensation and benefits payable upon a change in control will be determined in a manner that maximizes the aggregate present value of the payments without causing any payment to be nondeductible by us under Section 280G.

Release of Claims

As a condition to each executive’s entitlement to receive the severance payments referenced in the tables above, the executive is required to execute a release of claims against Saflink.

Termination for Cause or Not in Connection with Change in Control

We are not obligated to make any cash payment to these executives if their employment is terminated by us for cause or by the executive without cause or if the termination is not in connection with or within twelve months of a change in control.

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. In addition, members of the board of directors who are not employees receive the following equity compensation grants as consideration for board and committee service:

•	each new non-employee director receives an initial stock option grant for 40,000 shares upon commencement of service on the board; and

•	each continuing non-employee director receives stock option grants as follows on the date of the annual stockholders meeting:

•	56,000 shares for service as a member of the board of directors;

•	33,600 shares for service as a member of each of the audit committee, the compensation committee and the nominating and corporate governance committee; and

•	44,800 shares for service as the chairman of the audit committee, the compensation committee and the nominating and corporate governance committee.

All director stock option awards are automatically granted on the date of the annual stockholder meeting each year, with all such stock option grants having an exercise price equal to the closing price per share of our common stock as reported on the applicable exchange or quotation service on the last trading day prior to the date of grant. The stock options become exercisable in twelve equal monthly installments following the date of grant if such person is still serving as a director at such time. In the event of a change in control, each outstanding non-employee director option will become immediately vested exercisable in full.

Effective as of June 29, 2006, the board of directors suspended until further notice any cash compensation for the non-employee members of our board of directors. In lieu of the suspended cash compensation for the third quarter of 2006, we granted each non-employee director stock options on August 31, 2006, to purchase 10,000 shares of our common stock. These stock option grants have an exercise price of $0.41 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant, and will become exercisable in twelve equal monthly installments following the date of grant if board member is still serving on the board at such time.

On November 9, 2005, the board of directors appointed Trevor Neilson to serve as non-executive co-chairman of the board. Mr. Neilson received an initial annual salary of $140,000 for his services as non-executive co-chairman of the board. Effective as of June 29, 2006, the board of directors suspended until further notice Mr. Neilson’s annual salary. In lieu of his suspended salary for the third quarter of 2006, we granted Mr. Neilson stock options on August 31, 2006, to purchase 10,000 shares of our common stock with the same terms as those granted to our non-employee board members as described above. Also, due to the suspension of his salary, Mr. Neilson received an equity compensation grant consistent with those granted to our non-employee directors on October 27, 2006, the date of the 2006 annual stockholders’ meeting.

We paid $100,000 in consulting fees during 2006 to The Pennant Group, formerly known as Campbell, Cilluffo & Furlow, LLC for consulting services focused on the Homeland Security sector. Frank J. Cilluffo, a former member of our board of directors, is a principal of The Pennant Group. We also reimbursed the firm for its reasonable expenses incurred in providing services to us.

The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a non-employee director at any time during the fiscal year:

2006 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Frank J. Cilluffo	$29,500	$3,675		$—		$33,176

Lincoln D. Faurer	25,000	4,941		—		29,941

Gordon E. Fornell	51,500	6,838		—		58,339

Asa Hutchinson	24,250	2,727		—		26,977

Richard P. Kiphart	33,500	4,941		—		38,441

Trevor Neilson	—	17,553	(2)	75,833	(3)	78,560

Steven M. Oyer	52,000	1,145	(4)	—		53,146

(1)	Represents compensation expense related to the shares granted to each non-employee director on August 31, 2006, in lieu of cash compensation for the third quarter of 2006, and on the date of the 2006 annual shareholder meeting, calculated based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Standards No. 123R, “Share-Based Payments.”
(2)	Includes an option grant to purchase 70,000 shares of our common stock on January 2, 2006, for his role as non-executive co-chairman of the board of directors. This stock option grant has an exercise price of $0.79 per share, which is equal to the last sale price per share of our common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant, and becomes exercisable in thirty-six (36) equal monthly installments following the date of grant if he is still serving on the board at such time.
(3)	Represents Mr. Neilson’s annual salary paid during 2006 prior to the suspension of his salary, which was approved by the board of directors on June 29, 2006.
(4)	Represents shares granted to Mr. Oyer for his role as director. Option awards to Mr. Oyer in connection with his role as interim chief executive officer was $168,000 (see the 2006 Summary Compensation Table in Item 11).

2000 Stock Incentive Plan

Our 2000 Stock Incentive Plan (the “2000 Plan”) is administered by our compensation committee. The purpose of the 2000 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants and to promote the success of our business.

Options Available for Issuance

The 2000 Plan provides for a maximum of 15,000,000 shares of common stock to be available for issuance. As of December 31, 2006, there were 1,089,119 shares available for issuance under the plan. The 2000 Plan provides for the granting of incentive stock options and nonstatutory stock options, as determined by the administrator at the time of grant.

Excerise Price for Options

The exercise price per share for an incentive stock option grant shall be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an Incentive Stock Option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of Saflink or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option grant, the exercise price per share shall be determined by the administrator.

Payment of Exercise Price

Generally, the option exercise price may be paid in cash, by check, by promissory note, or by tender of shares, which (A) in the case of shares acquired upon exercise of an option, have been owned by the optionee for more than six months on the date of surrender, and (B) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said option shall be exercised, consideration received by us under a cashless exercise program, a reduction in the amount of any company liability to the optionee, any combination of the foregoing methods of payment or such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws.

Vesting Schedule

At the time an option is granted, the administrator shall fix the period within which the option may be exercised and shall determine any conditions that must be satisfied before the option may be exercised.

Term of Options

The maximum term of an option granted under the 2000 Plan is ten years.

Transferability of Options

Options are nontransferable by the optionee other than by will or by the laws of descent and distribution and are exercisable during the optionee’s lifetime only by the optionee.

Change in Control

The 2000 Plan provides that in the event of a merger of Saflink with or into another corporation, or the sale of substantially all of our assets, each outstanding option and stock purchase right shall be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Amendment and Termination

The board may at any time amend, alter, suspend or terminate the 2000 Plan.

Compensation Committee Report

The compensation committee of the board of directors of Saflink has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with management. Based on such review and discussion, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in Saflink’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

THE COMPENSATION COMMITTEE

Richard P. Kiphart (Chairman)
Gordon E. Fornell

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 23, 2007, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each member of our board of directors, (iii) each executive officer named in the summary compensation table, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned	Number of Shares Underlying Convertible Securities (2)	Total Number of Shares Beneficially Owned (3)	Percent of Common Stock (4)
Richard P. Kiphart (5)	7,392,394	1,926,462	9,318,856	7.1%
Kris Shah	—	500,000	500,000	*
Glenn L. Argenbright	333,500	698,072	1,031,572	*
Frank J. Cilluffo	—	110,699	110,699	*
Lincoln D. Faurer	—	162,565	162,565	*
Gordon E. Fornell	—	296,765	296,765	*
Asa Hutchinson	—	120,165	120,165	*
Steven M. Oyer	15,000	956,357	971,357	*
Jon C. Engman	—	450,000	450,000	*
Jeffrey T. Dick	—	139,012	139,012	*
Trevor Neilson	—	453,220	453,220	*
Steven D. Rishel	10,000	331,249	341,249	*
Timothy A. Wudi	—	399,999	399,999	*
Directors and executive officers as a group (13 persons)	7,750,894	6,544,565	14,295,459	10.4%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.
(3)	Represents the aggregate number of shares beneficially owned by each stockholder.
(4)	Calculated on the basis of 130,657,578 shares of common stock outstanding as of April 23, 2007, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 23, 2007, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.
(5)	Includes 1,760,564 shares of common stock underlying the principal balance of, and estimated interest on, a convertible promissory note. Mr. Kiphart’s mailing address is c/o William Blair & Company, L.L.C., 222 West Adams Street, Chicago, IL 60606.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These are our 1992 stock incentive plan and our 2000 stock incentive plan, each of which has been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006:

Plan Category(1)	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9,504,644	$0.80	1,089,119	(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	9,504,644	$0.80	1,089,119

(1)	The information presented in this table excludes options we assumed in connection with acquisitions of other companies. As of December 31, 2006, 727,065 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $1.55 per share.
(2)	The number of shares that may be optioned and sold under our 2000 stock incentive plan is increased such that the maximum number of shares available to be optioned and sold under the plan is equal to the lesser of (i) 15,000,000 shares of our common stock or (ii) 20% of the number of shares of our common stock (on an as converted basis) outstanding on the immediately preceding December 31. On December 31, 2006, there were 142,149,386 shares of common stock outstanding (on an as converted basis).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On December 15, 2006, we sold to RDSK, Inc. certain assets related to our Litronic business which we determined were not core to our business. In exchange for the assets, RDSK agreed to assume certain liabilities related to the assets and KRDS, Inc. agreed to terminate and cancel the lease agreement for Litronic’s facility in Irvine, California. Each of RDSK and KRDS is an entity that is majority-owned by three former employees of Litronic, one of whom is Kris Shah, a former member of our board of directors and the former president of Litronic. Mr. Shah resigned from our board and as president of Litronic on October 13, 2006.

The assets we sold to RDSK included the tangible assets and inventory located at the Irvine facility, as well as the material contracts and intellectual property used in the Litronic business. RDSK also assumed certain liabilities related to the Litronic business, including liabilities under the assumed contracts and warranty obligations. In addition, KRDS agreed to terminate the lease for the Irvine facility, and to release us from any liabilities or obligations under the lease. As a result of the termination of the lease, we expect to reduce operating expenses by approximately $2.8 million over the 74 month period from January 2007 through February 2012, the original termination date of the Irvine lease.

On September 28, 2006, our board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings, Inc. and a member of our board of directors, agreed to serve as our interim chief executive officer until such time that we can find a qualified successor to Glenn L. Argenbright, our former president and chief executive officer. For compensation details see the Chief Executive Officer Compensation section in Item 11.

On April 27, 2006, we amended our retention agreement with Jon C. Engman, our former chief financial officer. The retention agreement provided that if Mr. Engman’s employment is terminated as a result of an involuntary termination, death or disability within one year from the date of the agreement, then he is entitled to receive the compensation, accrued but unused vacation and benefits earned through the date of termination of employment, a lump sum severance payment equal to twelve months’ salary, vesting of any unvested options, reimbursement of any COBRA premiums paid by Mr. Engman for continued group health insurance coverage and the laptop or other portable computer device used by Mr. Engman. In addition, if Mr. Engman terminated his employment by voluntary resignation within one year from the date of the agreement and he provided us at least 60-days notice prior to such termination, he is entitled to receive the severance payments and benefits listed above. All other terms of the retention agreement remain unchanged. On September 25, 2006, Mr. Engman submitted his resignation as our chief financial officer, effective November 24, 2006, for personal reasons and to pursue other interests.

On January 25, 2006, we amended our consulting agreement with The Pennant Group, formerly known as Campbell, Cilluffo & Furlow, LLC, to extend the term of the agreement through June 30, 2006. Frank J. Cilluffo, a former member of our board of directors, is a principal of The Pennant Group. All other terms of the consulting agreement remained unchanged. We paid $100,000 in consulting fees during 2006 to The Pennant Group. We also reimbursed the firm for its reasonable expenses incurred in providing services to us. Mr. Cilluffo resigned from our board on February 27, 2007.

Procedures for Approval of Related Person Transactions

Pursuant to our code of business conduct and ethics, our directors, officers and employees are encouraged to avoid situations in which their personal, family or financial interests conflict or even appear to conflict with those of Saflink. Our audit committee charter provides that the audit committee shall review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Director Independence

The board of directors has determined that Messrs. Faurer, Fornell, Hutchinson and Kiphart are “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers, Inc.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006, and 2005, by KPMG LLP, our independent auditors:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$368,000	$529,200

Audit-Related Fees	$—	$—

Tax Fees (2)	$30,000	$20,900

All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

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

For the fiscal years ended December 31, 2006, and 2005, the audit committee pre-approved all services described above in the captions Audit Fees and Tax Fees. For fiscal 2006, no hours expended on KPMG LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of KPMG LLP.

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

Date: April 30, 2007

	By:	/s/ Steven M. Oyer
Steven M. Oyer
Interim Chief Executive Officer and Director