Form 10-Q
period 2007-03-31
SAFLINK CORP
filed 2007-05-15
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 137,127,822 shares of Saflink Corporation’s common stock outstanding as of May 7, 2007.

Saflink Corporation

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$820	$1,407
Accounts receivable, net	157	390
Inventory	121	86
Prepaid expenses and other current assets	637	601

Total current assets	1,735	2,484
Furniture and equipment, net of accumulated depreciation of $1,395 and $1,640 as of March 31, 2007, and December 31, 2006, respectively	357	420
Debt issuance costs	327	550

Total assets	$2,419	$3,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$985	$1,186
Accrued expenses	1,310	1,308
Current portion of convertible debt, net of discount	3,630	4,619
Current portion of notes payable to related party	1,350	1,250
Other current obligation	—	213
Deferred revenue	845	229

Total current liabilities	8,120	8,805
Long-term note payable to related party	300	—

Total liabilities	8,420	8,805

Stockholders’ deficit:
Common stock	1,230	975
Common stock subscribed	—	163
Additional paid-in capital	278,222	275,421
Accumulated deficit	(285,453)	(281,910)

Total stockholders’ deficit	(6,001)	(5,351)

Total liabilities and stockholders’ deficit	$2,419	$3,454

See accompanying notes to unaudited condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenue:
Product	$375	$756
Service	129	101

Total revenue	504	857
Cost of revenue:
Product	127	327
Service	53	126
Amortization of intangible assets	—	671

Total cost of revenue	180	1,124

Gross profit (loss)	324	(267)
Operating expenses:
Product development	186	2,419
Sales and marketing	418	1,878
General and administrative	1,242	2,057
Impairment loss on goodwill	—	29,700

Total operating expenses	1,846	36,054

Operating loss	(1,522)	(36,321)
Interest expense	(2,026)	(39)
Other income, net	5	112

Loss before income taxes	(3,543)	(36,248)
Income tax provision	—	13

Net loss	(3,543)	(36,261)
Modification of warrants	—	(509)

Net loss attributable to common stockholders	$(3,543)	$(36,770)

Basic and diluted net loss per common share attributable to common stockholders	$(0.03)	$(0.42)
Weighted average number of common shares outstanding	112,253	88,095

See accompanying notes to unaudited condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,543)	$(36,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,987	—
Stock-based compensation	126	302
Depreciation and amortization	49	847
Impairment loss on goodwill	—	29,700
Loss on disposal of fixed assets	14	—
Deferred taxes	—	13
Changes in operating assets and liabilities:
Accounts receivable, net	233	254
Inventory	(35)	(154)
Prepaid expenses and other current assets	(35)	(219)
Accounts payable	(201)	61
Accrued expenses	—	300
Deferred revenue	616	(65)

Net cash used in operating activities	(789)	(5,222)
Cash flows from investing activities:
Purchases of property and equipment	—	(255)

Net cash used in investing activities	—	(255)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	17
Proceeds from related party bridge loan	400	—
Warrant redemptions	(198)	—

Net cash provided by financing activities	202	17

Net decrease in cash and cash equivalents	(587)	(5,460)
Cash and cash equivalents at beginning of period	1,407	15,217

Cash and cash equivalents at end of period	$820	$9,757

Supplemental disclosure of cash flow information:
Issuance of common stock in lieu of cash for convertible debenture redemption payments	$2,037	$—
Reclass of common stock subscribed to common stock issued and additional paid-in capital	163	—
Modification of warrants	—	509

See accompanying notes to unaudited condensed consolidated financial statements.

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

Saflink Corporation offers biometric security, smart card and cryptographic technologies that help protect intellectual property and control access to secure facilities. Saflink security technologies are key components in identity assurance management solutions that allow administrators and security personnel to positively confirm a person's identity before access is granted. Saflink cryptographic technologies help to ensure that sensitive information is accessed only by the intended recipient(s).

Saflink Corporation was incorporated in the State of Delaware on October 23, 1991, and maintains its headquarters in Kirkland, Washington.

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of Saflink Corporation and its wholly-owned subsidiaries, Saflink International, Inc., Litronic, Inc. and FLO Corporation (together, the “Company” or “Saflink”). The balance sheet at December 31, 2006, has been derived from the Saflink audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Saflink Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.

2. Liquidity and Capital Resources

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed below, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has been unable to generate net income from operations. The Company has accumulated net losses of approximately $285.5 million from its inception through March 31, 2007, and has continued to accumulate net losses since March 31, 2007. The Company has historically been financed through issuances of common and preferred stock and convertible debt. The Company financed operations during the first quarter of 2007 primarily from existing working capital at December 31, 2006, from proceeds from the issuance of a $400,000 promissory note to a related party, and $778,000 in proceeds from the sale of its SAFsolution and SAFmodule source code. As of March 31, 2007, the Company’s principal source of liquidity consisted of $820,000 of cash and cash equivalents, while it had a working capital deficit of $6.4 million.

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

On February 27, 2007, the Company entered into a Software Rights Agreement with IdentiPHI, LLC, whereby the Company sold its rights in its SAFsolution and SAFmodule software programs for an initial payment of $778,000 plus deferred payments based on a percentage of IdentiPHI’s gross margin over the next three years. The $778,000 in proceeds is being deferred and recognized as revenue on a pro rata basis over the three year period where the Company gave the buyer certain patent protection rights under its patent portfolio. As of March 31, 2007, the Company had deferred revenue of $756,000 related to this sale and recognized $22,000 as revenue during the first quarter of 2007. The deferred payments are due quarterly over a period of three years and the amount of the deferred payments will be equal to a percentage of the IdentiPHI’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule.

On March 9, 2007, the Company created FLO Corporation, a wholly-owned subsidiary, to focus on the Company’s Registered Traveler (RT) business. On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and are due April 1, 2008. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by the Company, and a $140,000 promissory note.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the proceeds from the convertible promissory notes issued by FLO, and the Company’s on-going efforts to reduce its operating expenses, the Company believes it has sufficient funds to continue operations at current levels through September 2007. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond September 30, 2007, it is expected that the Company will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

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

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration, and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

Stock-Based Compensation

The Company uses the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment” (SFAS 123R), and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest.

Recently Issued Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized income tax benefits at March 31, 2007.

As a result of the net operating loss carryforwards, substantially all tax years are open for federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

4. Stock-Based Compensation

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant. As of March 31, 2007, there were 3,263,669 shares available for issuance under the 2000 Plan.

Determining Fair Value

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

The Company did not grant any stock options during the three months ended March 31, 2007.

The following table summarizes stock-based compensation expense for the three months ended March 31, 2007 and 2006, which was incurred as follows (in thousands):

	Three months ended March 31,
	2007	2006
Product development	$2	$28
Sales and marketing	9	19
General and administrative	115	255

Total stock-based compensation:	$126	$302

No compensation cost was capitalized as part of an asset during the three months ended March 31, 2007 and 2006.

At March 31, 2007, the Company had 948,453 non-vested stock options that had a weighted average grant date fair value of $0.32 which excludes a performance option grant to the Company’s interim chief executive officer to purchase 700,000 shares of the Company’s common stock. These shares are excluded because none of the performance criteria was probable of being met as of March 31, 2007. In addition, as of March 31, 2007, the Company had $351,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. The Company expects to recognize this cost over a weighted average period of 10 months.

Non-vested Restricted Stock Awards

The Company has one outstanding non-vested, restricted grant as of March 31, 2007. Glenn Argenbright, FLO Corporation’s President, holds 301,928 non-vested, restricted shares of the Company’s common stock. Mr. Argenbright’s shares are scheduled to vest in total on June 23, 2007. The remaining compensation expense of $58,000 at March 31, 2007, is being recorded equally over the remaining vesting period.

Kris Shah, a former member of the Company’s board of directors and former president of Litronic Inc., a wholly-owned subsidiary of the Company, held 500,000 restricted shares of the Company’s common stock, which vested in total on August 9, 2006, prior to his departure from the Company in October 2006.

The compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the grant date of the restricted stock. Compensation expense related to non-vested, restricted stock awards was $63,000 and $132,000 for the three months ended March 31, 2007 and 2006, respectively.

5. Goodwill

As of March 31, 2006, the Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted a triggering event under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Accordingly, the Company performed impairment testing of its goodwill as of March 31, 2006, and as a result of that testing recorded a goodwill impairment charge of $29.7 million during the first quarter of 2006. Given the volatility in the Company’s historical revenue trends, the significant decline in the Company’s market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value as of March 31, 2006, for the goodwill impairment test was the Company’s market capitalization. The Company has no goodwill balances as of March 31, 2007, and December 31, 2006.

6. Inventory

The following is a summary of inventory as of March 31, 2007, and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$86	$47
Work-in-process	—	1
Finished goods	35	38

	$121	$86

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

The debentures bear interest at 8% per annum and are due December 12, 2007. The debentures are convertible into shares of the Company’s common stock at any time at a conversion rate of $0.45 per share; however, the conversion price is subject to adjustment in the event the Company issues common stock or common stock equivalents at a price per share of common stock below the conversion price of the debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures, which commenced on December 1, 2006. The Company may, in its discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock, subject to certain conditions related to the market for shares of the Company’s common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933.

The Company has paid all redemption amounts and interest due on the debentures in shares of common stock for all redemption and interest payment dates through May 1, 2007. During the first quarter of 2007, the Company issued an aggregate of 21,087,776 shares of its common stock for payment of the January, February and March 2007 principal redemption amounts. Also during the first quarter of 2007, the Company issued an aggregate of 1,202,604 shares of its common stock for payment of the January, February and March 2007 interest amounts due. The Company recorded the differences between the fair market value of the common stock issued in payment of the principal and interest using the price per common share on the date the shares were issued, as reported on the Nasdaq Capital Market or the OTC Bulletin Board, and the calculated Redemption Conversion Price and Interest Conversion Price to interest expense in the Company’s statement of operations.

The Company is required to give the selling stockholders 20 trading days advance notice of its election to pay the monthly redemption amount in shares of common stock. At the time the Company provides notice of its election to pay the monthly redemption amount in shares of its common stock, the Company is obligated to issue a number of shares of its common stock to the debenture holders to be applied against the monthly redemption amount (the “Pre-redemption”). The number of shares the Company is obligated to issue for the Pre-redemption is equal to the quotient of the monthly redemption amount divided by the current conversion price of the debentures. On March 5, 2007, the Company provided notice to the holders of the debentures of its election to pay the monthly redemption payment due in April 2007 in shares of common stock. Accordingly, on March 5, 2007, the Company issued a total of 1,481,510 shares of its common stock to the debenture holders as a Pre-redemption payment that was applied against the total monthly redemption amount due in April 2007. The Company calculated the fair market value of the Pre-redemption issuance using the price per common share as reported on the OTC Bulletin Board as of March 5, 2007, and recorded the value as a reduction of the principal of the outstanding convertible debt.

The following table summarizes the balances related to the Company’s convertible debentures issued in June 2006 as of March 31, 2007 (in thousands):

Original face value of convertible debentures	$8,000
Redemption payments (paid in shares of common stock)	(2,667)
April 1, 2007 pre-redemption share issuance of common stock	(170)
Less: unamortized debt discounts	(1,533)

Total carrying value, net of debt discount March 31, 2007	$3,630

Current portion of debt, net of debt discount	$3,630
Long term portion of debt, net of debt discount	$—

The following table summarizes interest expense for the three months ended March 31, 2007, related to the Company’s convertible debentures issued in June 2006 (in thousands):

Nominal interest expense (8% stated rate and paid in shares of common stock)	$120
Amortization of debt discount	1,048
Amortization of capitalized financing costs	223
Difference between fair market value of common shares issued for redemption and interest and the calculated Redemption Conversion Price and Interest Conversion Price	596

Total interest expense related to convertible debentures	$1,987

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

8. Concentration of Credit Risk and Significant Customers

Three customers accounted for 29%, 22% and 12% of the Company’s revenue for the three months ended March 31, 2007, while one customer accounted for 75% of accounts receivable as of March 31, 2007. For the three months ended March 31, 2006, one customer accounted for 22% of the Company’s revenue, while four customers accounted for 27%, 22%, 21% and 12% of the Company’s accounts receivable as of December 31, 2006.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 35% of the Company’s revenue for the three months ended March 31, 2007, while these sales accounted for 47% of the Company’s revenue for the three months ended March 31, 2006. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 92% and 76% of the Company’s total accounts receivable balance as of March 31, 2007, and December 31, 2006, respectively.

9. Comprehensive Loss

For the three months ended March 31, 2007, and 2006, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

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

Potential common shares outstanding consisted of options, warrants, and convertible debt to purchase or acquire 36,269,919 and 18,594,182 shares of common stock at March 31, 2007, and 2006, respectively. In addition, there were 301,928 and 801,928 unvested shares of restricted common stock outstanding as of March 31, 2007, and 2006, respectively.

11. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. Saflink management and chief operating decision makers review financial information on a consolidated basis and, therefore, the Company operated as single segment for all periods presented.

12. Contingencies

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which is in turn Saflink’s wholly-owned subsidiary. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed the complaint for lack of prosecution activity for more than twelve months. G2 re-filed the action in May 2001. In 2002, the court moved the case into the same division handling other matters related to G2 and Classical, and stayed any further action in this case pending the resolution of matters between G2 and Classical. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant. In April 2007, G2 filed a motion seeking the Court's permission to add Saflink as a defendant. The Company has opposed the motion to amend. The Company intends to vigorously defend against G2's claims; however, an adverse judgment against Litronic or Saflink could materially impact our financial condition.

13. Subsequent Events

On April 13, 2007, the Company entered into and consummated agreements with Mantis Technology Group, Inc. (“MTGI”) to (i) assign to MTGI the Company’s rights and obligations as tenant under a lease of approximately 19,465 rentable square feet of space in a building in Kirkland, Washington, and (ii) sublease back from MTGI approximately 4,973 rentable square feet of such premises for the Company’s principal offices.

On April 16, 2007, the Company’s wholly-owned subsidiary, FLO Corporation, issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and are due April 1, 2008. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by the Company on June 12, 2006, and a $140,000 promissory note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2006 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2006.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “Saflink” refer to Saflink Corporation, a Delaware corporation, and its subsidiaries.

Overview

As we entered the last half of 2006, we began to take a series of steps to reduce expense and attempt to maximize our chances for success in key markets and programs. Those steps included management changes, a substantial reduction of our work force, a consolidation of facilities and narrowed focus for the business. As a result, we restructured the business in order to focus on two key areas, including:

•

Registered Traveler Solutions Group— our Registered Traveler Solutions Group is designed to combine our reputation and intellectual property in identity assurance management with our founding membership in the FLO Alliance to offer a premier solution for the Registered Traveler (RT) program.

•

Core Technologies Group— our Core Technologies Group is focused on seeking partnerships with companies that can combine their own investment in marketing, production, distribution and support with our products and intellectual property to offer solutions to the market that are mutually beneficial.

On February 1, 2007, we licensed our NetSign® for mobile middleware with Biometric Associates, Inc. (BAI). The agreement provides BAI a non-exclusive license for use of NetSign for mobile middleware in the development and subsequent sale of its products that utilize our middleware. The license agreement included an initial payment of $100,000 and an additional $25,000 upon BAI’s acceptance of the middleware. We also agreed to provide engineering services for $30,000 over a three month period and the agreement includes royalties due quarterly over a period of four years. Royalties are based on the number of seats sold by BAI that include our middleware.

In February 2007, we sold our rights in our SAFsolution and SAFmodule software source code to IdentiPHI, LLC for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The amount of the deferred payments will be equal to a percentage of the provider’s gross margin on sales that include the software programs’ source code. The deferred payments are based on a percentage of IdentiPHI’s gross margin over the next three years that includes the SAFsolution or SAFmodule source code.

On March 9, 2007, we created FLO Corporation, a wholly-owned subsidiary, to focus on our Registered Traveler business. On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes in a private placement. The notes bear interest at 8% per year and are due April 1, 2008. The aggregate consideration for the notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of our outstanding 8% convertible debentures, and the assignment to FLO of a $140,000 promissory note.

Historically, our primary source of revenue has been the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced or assembled from third parties. We believe our primary source of revenue over the next year will be (i) royalties based on IdentiPHI’s sales of products containing the SAFsolution and SAFmodule source code, (ii) royalties under the BAI license agreement, and (iii) our portion of subscription fees related to the Registered Traveler program.

With many restructuring activities completed, we have new risks and challenges facing us, including our working capital position. We believe we have sufficient funds to continue operations at current levels through September 2007. We currently do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond September 30, 2007, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Our ability to secure additional financing may be significantly impaired by our issuance of common stock to pay the principal and interest payments on our outstanding 8% convertible debentures. To date, we have issued an aggregate of 50,769,473 shares of our common stock in payment of monthly redemption amounts and interest due on the debentures. If we continue to pay the monthly redemption amounts and interest due on the debentures in shares of common stock, existing stockholders will suffer substantial dilution and it will be more difficult for us to raise additional funds through the issuance of equity or debt securities.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe our most critical accounting policies and estimates include revenue recognition and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. Consideration should be given to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006. We may not be able to successfully address these risks and difficulties.

We incurred a net loss attributable to common stockholders of $3.5 million for the three months ended March 31, 2007. This net loss included $2.0 million in non-cash interest expense related to the June 2006 convertible debenture issuance. This is compared to a net loss attributable to common stockholders of $36.8 million for the three months ended March 31, 2006, which included a $29.7 million impairment loss on goodwill.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three months ended March 31, 2007, and 2006: software licenses, manufactured hardware, third party hardware and software, and services. In addition, during 2007, we recorded revenue related to the sale of the rights to our SAFsolution and SAFmodule source code to a third party. Product revenue consisted of license fees for our software products, the sale of our source code, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of maintenance and support contracts, as well as labor fees related to government and commercial projects and programs. During the three months ended March 31, 2007, software license sales were $165,000; sales of manufactured hardware were $158,000; and sales of third party software and hardware were $52,000, while service revenue was $129,000, which is comprised of $31,000 related to fees for consulting, integration and project labor and $98,000 related to customer support and product maintenance. The $778,000 in proceeds from the sale of our SAFsolution and SAFmodule software source code is being deferred and recognized as revenue on a pro rata basis over the three year period where we gave the buyer certain patent protection rights under our patent portfolio. As of March 31, 2007, we had deferred revenue of $756,000 related to this sale and recognized $22,000 as revenue during the first quarter of 2007. During the same period in 2006, software license sales were $179,000; sales of manufactured hardware were $343,000; and sales of third party software and hardware were $234,000, while service revenue was $101,000, which was comprised of $40,000 related to fees for consulting, integration and project labor and $61,000 related to customer support and product maintenance.

Total revenue of $504,000 for the three months ended March 31, 2007, decreased $353,000, or 41%, from revenue of $857,000 for the three months ended March 31, 2006. The decrease in total revenue can primarily be attributed to the significant decrease in revenue from the sale of third party and manufactured hardware during the three months ended March 31, 2007. As a result of the source code sale, we don’t expect significant revenue from the sale of third party hardware or software as the majority of that revenue was derived from complementary products to our SAFsolution and SAFmodule software products. However, we do expect to receive deferred payments based on a percentage of the buyer’s gross margin over the next three years that includes the SAFsolution or SAFmodule source code. The amount of the deferred payments will be equal to a percentage of the buyer’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule. In addition, we expect to receive royalties under our agreement with BAI for the use of our NetSign for mobile middleware product over the next four years. The BAI license agreement included an initial $100,000 payment plus a $25,000 fee in connection with the acceptance of the software, which were both received and recognized as revenue during the first quarter of 2007.

Total cost of revenue included product cost of revenue and service cost of revenue. Product cost of revenue consisted of raw materials, packaging and production costs for our software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training. During the three months ended March 31, 2007, cost of revenue from software and manufactured hardware was $0 and $71,000, respectively. Cost of third party software and hardware was $56,000, while the cost of service revenue was $53,000 during the first quarter of 2007. During the same period in 2006, cost of revenue from software and manufactured hardware was $0 and $156,000, respectively, while cost of revenue from third party software and hardware, and services were $171,000 and $126,000, respectively. There also was $671,000 in amortization of intangible assets included in cost of revenue for the three months ended March 31, 2006, primarily related to intangible assets acquired in the acquisition of SSP-Litronic in August 2004. Total cost of revenue of $180,000 for the three months ended March 31, 2007, decreased $944,000, or 84%, from cost of revenue of $1.1 million for the same period in 2006. This decrease is primarily related to no amortization of intangible assets during the first quarter of 2007, as well as reduced hardware and third party hardware sales. As of December 31, 2006, there are no remaining intangible assets and, as a result, there will be no more amortization related to intangible assets derived from previous business combinations.

Our gross profit for the three months ended March 31, 2007, was $324,000, or 64%, compared to a gross loss of $267,000, or negative 31%, for the same period in 2006.

Operating Expenses

Total operating expenses for the three months ended March 31, 2007, decreased approximately $34.2 million, or 95%, to $1.8 million from $36.1 million for the same period in 2006. The overall decrease was primarily due to the goodwill impairment loss of $29.7 million included in the results for the three months ended March 31, 2006, as well as the effect of headcount reductions, facility consolidations and general reductions in all operating expense categories. From a functional operating expense perspective, the operating expense decrease was primarily due to a $3.2 million decrease in compensation and related benefits when compared to the results for the three months ended March 31, 2006.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three months ended March 31, 2007, as compared to the same period in 2006 (in thousands):

	$ Change	% Change
Product development	$(2,233)	(92)%
Sales and marketing	(1,460)	(78)
General and administrative	(815)	(40)
Impairment loss on goodwill	(29,700)	(100)

	$(34,208)	(95)%

Product Development—Product development expenses consisted primarily of salaries, benefits, supplies and equipment for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses decreased $2.2 million, or 92%, during the three months ended March 31, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.8 million decrease in compensation and related benefits and a $296,000 decrease in occupancy, telephone and internet expense. The decrease in compensation and related benefits was due to significant reductions in workforce when compared to the first quarter of 2006. The decrease in occupancy, telephone and internet expense for the first quarter of 2007 was also related to large reductions in workforce and facility consolidations, which resulted in less expense being allocated to product development.

Sales and Marketing—Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $1.5 million, or 78%, during the three months ended March 31, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $921,000 decrease in compensation and related benefits, a $171,000 decrease in legal and professional services and a $156,000 decrease in advertising and promotion. The decrease in compensation and related benefits was due to a significant reduction in headcount, while the decrease in legal and professional services and advertising and promotion was related to fewer outsourced consulting projects and lower overall marketing spend as we narrowed the focus of the business toward specific revenue opportunities.

General and Administrative—General and administrative expenses consisted primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees, and allowances for bad debts. General and administrative expenses decreased $815,000, or 40%, during the three months ended March 31, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $472,000 decrease in compensation and related benefits and a decrease of $258,000 in legal and professional services. The decrease in compensation and benefits was related to a significant decrease in headcount as of March 31, 2007, when compared to March 31, 2006. The decreases legal and professional services were primarily a result of reduced legal and board of directors’ fees.

Impairment Loss on Goodwill— As of March 31, 2006, we concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted a triggering event under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Accordingly, we performed impairment testing of our goodwill as of March 31, 2006, and as a result of that testing recorded a goodwill impairment charge of $29.7 million during the first quarter of 2006. Given the volatility in our historical revenue trends, the significant decline in the our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value as of March 31, 2006, for the goodwill impairment test was our market capitalization. We no longer have goodwill balances as of March 31, 2007, and December 31, 2006.

Interest expense

Interest expense for the three months ended March 31, 2007, was $2.0 million, compared to $39,000 for the same period in 2006. Interest expense for the three months ended March 31, 2007 and 2006, consisted of interest expense from the financing of certain insurance policies over a three month period and interest related to a convertible note payable to a related party that we assumed in the SSP-Litronic acquisition. As of March 31, 2007 and 2006, we had one convertible note outstanding with a related party with a face value of $1.25 million, an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note was due and payable on December 31, 2006, we did not pay the balance due but intend to pay the outstanding balance to the related party upon request. Until that time, we will continue to accrue and pay interest at 10% on the outstanding principal balance. Interest expense during the three months ended March 31, 2007 also included $2.0 million in non-cash expense related to our issuance of 8% convertible debentures and warrants in June 2006, as described below.

On June 12, 2006, we raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. We may, in our discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of our common stock. We elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, and May 2007 redemption amounts and interest due in shares of our common stock. We also notified the debenture holders of our election to pay the June 2007 redemption amount in shares of our common stock and issued 972,000 shares of our common stock as the pre-redemption amount per the terms of the debentures.

Other income

Other income for the three months ended March 31, 2007, was $5,000, compared to $112,000 for the same period in 2006. Other income primarily consisted of interest earned on cash, money market balances and short-term certificates of deposit. The decrease in interest income was due to lower cash balances during the first quarter of 2007 when compared to the same period in 2006.

Income tax provision

There was no income tax expense for the three months ended March 31, 2007, while we recorded an income tax expense of $13,000 for the comparable period in 2006, which represents the income tax effect of goodwill and amortization created by our asset purchase from BSG in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Modification of Warrants

There was no significant modification of warrants recorded for the three months ended March 31, 2007. On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by us as a result of the modification to our convertible note payable to a related party on December 31, 2005. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with our June 2005 financing was reduced from $2.50 to $0.71 per common share.

The fair value of the modification of these warrants was determined by using a Black-Scholes-Merton model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants during the three months ended March 31, 2006. This charge increased net loss attributable to common stockholders.

Liquidity and Capital Resources

We financed our operations during the three months ended March 31, 2007, primarily from our existing working capital at December 31, 2006, and from proceeds from the issuance of a $400,000 promissory note to a related party. As of March 31, 2007, our principal source of liquidity largely consisted of $820,000 of cash and cash equivalents and our working capital deficit was negative $6.4 million. This is compared to $1.4 million of cash equivalents and a working capital deficit of negative $6.3 million as of December 31, 2006.

We expended $789,000 in operating activities during the first three months of 2007, compared to $5.2 million for the same period in 2006. The net loss of $3.5 million for the three months ended March 31, 2007, included a $2.0 million charge related to non-cash interest expense. Other significant adjustments to the net loss was an increase in deferred revenue of $616,000, a decrease in accounts receivable of $233,000, a decrease in accounts payable of $201,000, and stock-based compensation of $126,000.

We did not expend any cash for investing activities during the three months ended March 31, 2007. This is compared to $255,000 for the same period in 2006.

Net cash provided from financing activities was $202,000 during the three months ended March 31, 2007, which included the proceeds from the issuance of a $400,000 promissory note to a related party. These proceeds were offset by $198,000 in payments related to redemption provisions contained in our Series A warrants. This is compared to net cash provided by financing activities of $17,000 during the same period in 2006.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the proceeds from the convertible promissory notes issued by FLO and our on-going efforts to reduce our operating expenses, we believe we have sufficient funds to continue operations at current levels through September 2007. We currently do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond September 30, 2007, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Our ability to secure additional financing may be significantly impaired by our issuance of common stock to pay the principal and interest payments on our outstanding 8% convertible debentures. To date, we have issued an aggregate of 50,769,473 shares of our common stock in payment of monthly redemption amounts and interest due on the debentures. If we continue to pay the monthly redemption amounts and interest due on the debentures in shares of common stock, existing stockholders will suffer substantial dilution and it will be more difficult for us to raise additional funds through the issuance of equity or debt securities.

We leased our current principal executive offices, consisting of approximately 19,456 square feet, in Kirkland, Washington, under a lease that was set to expire in August 2011. On April 13, 2007, we entered into an agreement to assign and sublease with another entity whereby we assigned the Kirkland facility lease to the other entity and we will sublease back from it 4,973 square feet in the same facility through March 31, 2008, which will continue to serve as our principal executive offices.

In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. In February 2007, we entered into a sublease agreement with another entity to sublease the entire Reston facility through our lease termination date. The differences in rental rates between our original lease and the sublease are minimal and did not have a material effect on our financial statements.

We believe that our facilities are adequate to satisfy our projected requirements for the foreseeable future, and that additional space will be available if needed. The following is a summary of our current property leases:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices	Kirkland, Washington	4,973	3/31/2008
Saflink Reston office (sublet as of February 2007)	Reston, Virginia	6,083	4/30/2009
Litronic Reston office (sublet as of April 2006)	Reston, Virginia	5,130	2/28/2009

Our significant fixed commitments with respect to our convertible debentures, convertible note obligation, promissory note and our operating leases as of March 31, 2007, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2007	2008 & 2009	2010 & 2011	2012 & After
Operating leases	$1,773	$392	$896	$485	$—
Sublease rental receipts	(569)	(202)	(367)	—	—
Convertible debentures	5,333	5,333	—	—	—
Convertible debenture interest	123	123	—	—	—
Promissory note to related party	400	—	400	—	—
Promissory note interest	40	—	40	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note interest	188	188	—	—	—

Total Contractual Cash Obligations	$8,538	$7,084	$969	$485	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which is in turn our wholly-owned subsidiary. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed the complaint for lack of prosecution activity for more than twelve months. G2 re-filed the action in May 2001. In 2002, the court moved the case into the same division handling other matters related to G2 and Classical, and stayed any further action in this case pending the resolution of matters between G2 and Classical. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant. In April 2007, G2 filed a motion to add Saflink as a defendant, which we have opposed. We intend to vigorously defend against G2's claims; however, an adverse judgment against Litronic or Saflink could materially impact our financial condition.

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

If we do not secure additional financing by September 2007, we must reduce the scope of, or cease, our operations.

We have accumulated net losses of approximately $285.5 million from our inception through March 31, 2007. We have continued to accumulate losses after March 31, 2007, to date and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. We believe we have sufficient funds to continue operations at current levels through September 2007. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond September 30, 2007, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing by September 30, 2007, we will be required to reduce the scope of, or cease, our operations.

If we continue to pay the monthly redemption amounts and interest due on the debentures we issued in June 2006 in shares of common stock, existing shareholders will suffer substantial dilution and it will be more difficult for us to raise capital.

As of May 7, 2007, 137,127,822 shares of our common stock were outstanding. In addition, there were a total of 29,536,490 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible debt. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, none of which have exercise or conversion prices below the market price for our common stock of $0.05 as of May 7, 2007. Options to acquire 7,237,949 shares of our common stock were outstanding as of May 7, 2007, and our existing stock incentive plan had 4,082,879 shares available for future issuance as of that date.

We may, at our discretion, elect to pay the monthly redemption amounts and interest due on the debentures we issued in June 2006 in cash or in shares of our common stock. To date, we have elected to pay all redemption amounts and interest due in shares of our common stock and, accordingly, we have issued 50,769,473 shares of our common stock for the December 2006, January 2007, February 2007, March 2007, April 2007 and May 2007 redemption and interest payments and the June 2007 pre-redemption issuance.

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

We have depended on a limited number of customers for a substantial percentage of our revenue, and due to the non- recurring nature of these sales, our revenue in any quarter may not be indicative of future revenue.

Three customers accounted for 29%, 22% and 12% of our revenue, for the three months ended March 31, 2007, while two customers accounted for 13% and 11% of our revenue for the twelve months ended December 31, 2006. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

U.S. Government sales accounted for 73% of our total sales for the twelve months ended December 31, 2006, and 35% of our total sales for the three months ended March 31, 2007. Our sales to the U.S. government are subject to risks that include:

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

On May 15, 2007, we issued a press release announcing our financial results for the first quarter ended March 31, 2007. The press release is attached as Exhibit 99.1 to this report and is incorporated herein by reference.

The attached press release presents certain financial measures that exclude certain non-cash charges such as amortization of intangible assets, impairments losses on goodwill and intangible assets, stock-based compensation expense and non-cash interest expense, which would otherwise be required by U.S. generally accepted accounting principles (GAAP). We believe that these non-GAAP financial measures facilitate evaluation by management and investors of our ongoing operating business and enhance overall understanding of our financial performance by reconciling more closely our actual cash expenses in operations as well as excluding expenses that in management’s view are unrelated to our core operations, the inclusion of which may make it more difficult for investors to compare our results from period to period.

You should not consider non-GAAP financial measures in isolation from, as a substitute for, or superior to, financial information presented in compliance with GAAP, and non-GAAP financial measures we report may not be comparable to similarly titled items reported by other companies. We have provided a reconciliation between our GAAP financial measures and our non-GAAP financial measures in the press release.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Promissory Note, dated January 24, 2007, by and between Saflink Corporation and Richard P. Kiphart		10-K	4.13	000-20270	3/30/2007

10.2	Saflink Corporation Severance Plan and Summary Plan Description dated January 9, 2007		10-K	10.16	000-20270	3/30/2007

10.3	Agreement of Sublease dated February 5, 2007, between Saflink Corporation and Abraxas Corporation		10-K	10.17	000-20270	3/30/2007

10.4	Software Rights Agreement, dated as of February 27, 2007, by and between Saflink Corporation and IdentiPHI, LLC		10-K	10.18	000-20270	3/30/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of Saflink Corporation dated May 15, 2007	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: May 15, 2007	By:	/s/ JEFFREY T. DICK
Jeffrey T. Dick Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Promissory Note, dated January 24, 2007, by and between Saflink Corporation and Richard P. Kiphart		10-K	4.13	000-20270	3/30/2007

10.2	Saflink Corporation Severance Plan and Summary Plan Description dated January 9, 2007		10-K	10.16	000-20270	3/30/2007

10.3	Agreement of Sublease dated February 5, 2007, between Saflink Corporation and Abraxas Corporation		10-K	10.17	000-20270	3/30/2007

10.4	Software Rights Agreement, dated as of February 27, 2007, by and between Saflink Corporation and IdentiPHI, LLC		10-K	10.18	000-20270	3/30/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of Saflink Corporation dated May 15, 2007	X