Form 10-Q
period 2007-06-30
SAFLINK CORP
filed 2007-08-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 157,178,245 shares of Saflink Corporation’s common stock outstanding as of August 9, 2007.

Saflink Corporation

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$760	$1,407
Accounts receivable, net	7	390
Inventory, net	111	86
Prepaid expenses and other current assets	611	601

Total current assets	1,489	2,484
Furniture and equipment, net of accumulated depreciation of $1,236 and $1,640 as of June 30, 2007, and December 31, 2006, respectively	181	420
Debt issuance costs, net	345	550

Total assets	$2,015	$3,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,014	$1,186
Accrued expenses	1,413	1,308
Convertible debt, net of discount	4,796	4,619
Current portion of notes payable to related party	1,450	1,250
Other current obligation	—	213
Deferred revenue	708	229

Total current liabilities	9,381	8,805
Long-term note payable to related party	200	—

Total liabilities	9,581	8,805
Stockholders’ deficit:
Common stock, $0.01 par value:
Authorized—200,000 shares as of June 30, 2007 and December 31, 2006
Issued—150,178,320 and 97,495 shares as of June 30, 2007 and December 31, 2006, respectively	1,502	975
Common stock subscribed	—	163
Additional paid-in capital	279,746	275,421
Accumulated deficit	(288,814)	(281,910)

Total stockholders’ deficit	(7,566)	(5,351)

Total liabilities and stockholders’ deficit	$2,015	$3,454

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Product	$85	$786	$460	$1,542
Service	93	158	222	259

Total revenue	178	944	682	1,801
Cost of revenue:
Product	78	366	205	693
Service	56	130	109	256
Amortization of intangible assets	—	671	—	1,342

Total cost of revenue	134	1,167	314	2,291

Gross profit (loss)	44	(223)	368	(490)

Operating expenses:
Product development	310	2,423	496	4,842
Sales and marketing	374	2,053	792	3,931
General and administrative	1,329	1,956	2,571	4,013
Impairment loss on goodwill	—	30,700	—	60,400

Total operating expenses	2,013	37,132	3,859	73,186

Operating loss	(1,969)	(37,355)	(3,491)	(73,676)

Interest expense	(1,394)	(323)	(3,420)	(362)
Other income, net	2	59	7	171

Loss before income taxes	(3,361)	(37,619)	(6,904)	(73,867)
Income tax provision	—	13	—	26

Net loss	(3,361)	(37,632)	(6,904)	(73,893)
Modification of outstanding warrants	—	(76)	—	(585)

Net loss attributable to common stockholders	$(3,361)	$(37,708)	$(6,904)	$(74,478)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.43)	$(0.06)	$(0.85)
Weighted average number of common shares outstanding	138,018	88,106	125,207	88,101

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,904)	$(73,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	246	518
Depreciation and amortization	80	1,730
Non-cash interest expense	3,287	228
Impairment loss on goodwill	—	60,400
Loss on disposal of fixed assets	20	5
Deferred taxes	—	26
Changes in operating assets and liabilities:
Accounts receivable, net	383	198
Inventory	(25)	(26)
Prepaid expenses and other current assets	46	(338)
Accounts payable	(172)	(87)
Accrued expenses	166	383
Deferred revenue	479	(41)

Net cash used in operating activities	(2,394)	(10,897)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(475)
Proceeds from sale of furniture and equipment	2	6

Net cash provided by (used in) investing activities	2	(469)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	17
Proceeds from issuance of convertible debt, net of issuance costs	1,543	7,479
Proceeds from related party bridge loan	400	—
Warrant redemptions	(198)	(855)

Net cash provided by financing activities	1,745	6,641

Net decrease in cash and cash equivalents	(647)	(4,725)
Cash and cash equivalents at beginning of period	1,407	15,217

Cash and cash equivalents at end of period	$760	$10,492

Supplemental disclosure of cash flow information:
Cash paid for interest	—	31
Modification of outstanding warrants	—	585
Reclassification of warrants from liability to equity	—	196
Debt issuance costs included in accounts payable and accrued liabilities	—	93
Beneficial conversion feature related to convertible debentures	—	1,655
Warrants issued in connection with convertible debenture financing	—	2,812
Placement agent warrant issued in connection with convertible debenture financing	—	337
Non-cash additions to furniture and equipment	—	350
Common stock issued in lieu of cash for convertible debenture redemption payments	3,367	—

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of Saflink Corporation and its wholly-owned subsidiaries, Saflink International, Inc., Litronic, Inc. and FLO Corporation (together, the “Company” or “Saflink”). As of July 3, 2007, FLO Corporation was no longer a wholly-owned subsidiary of Saflink Corporation (see Note 14. Subsequent Event). The balance sheet at December 31, 2006, has been derived from the Saflink audited financial statements as of that date. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Saflink Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2007.

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

Since inception, the Company has been unable to generate net income from operations. The Company has accumulated net losses of approximately $288.8 million from its inception through June 30, 2007, and has continued to accumulate net losses since June 30, 2007. The Company has historically been financed through issuances of common and preferred stock and convertible debt. The Company financed operations during the six months ended June 30, 2007, primarily from existing working capital at December 31, 2006, proceeds from the issuance of a subordinated $400,000 promissory note to a related party, $778,000 in proceeds from the sale of its SAFsolution and SAFmodule source code, and net cash proceeds of $1.5 million from the issuance of convertible promissory notes by FLO Corporation. As of June 30, 2007, the Company’s principal source of liquidity consisted of $760,000 of cash and cash equivalents, while it had a working capital deficit of $7.9 million.

On January 24, 2007, the Company borrowed $400,000 from Richard P. Kiphart, a member of the Company’s board of directors and existing stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note is due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. The note is subordinated to the Company’s 8% convertible debentures due December 12, 2007, and contains customary default provisions.

On February 27, 2007, the Company sold its rights in its SAFsolution and SAFmodule software programs to IdentiPHI, LLC for an initial payment of $778,000 plus quarterly payments based on a percentage of IdentiPHI’s gross margin over the next three years. The $778,000 in proceeds is being deferred and recognized as revenue on a pro rata basis over the three year period that the Company agreed to provide certain patent protection rights under the Company’s patent portfolio. As of June 30, 2007, the Company had deferred revenue of $692,000 related to this sale and recognized $65,000 and $86,000 as revenue during the three and six months ended June 30, 2007, respectively. The quarterly payments are due over a period of three years and the amount of the quarterly payments will be equal to a percentage of IdentiPHI’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule.

On March 9, 2007, the Company created FLO Corporation, as a wholly-owned subsidiary, to focus on the Company’s Registered Traveler (RT) business. On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and are due April 1, 2008. The Notes are convertible into FLO equity upon the completion of an equity offering or series of offerings that yields FLO gross proceeds of at least $6.0 million. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink, and the assignment to FLO of a $140,000 promissory note also issued by Saflink to a related party. Total cash received by the Company was approximately $1.5 million, net of issuance costs of $222,000. For additional information regarding the Notes, see Note 8. Stockholders’ Equity under the heading April 2007 Promissory Notes Issued by FLO Corporation.

Saflink and FLO entered into an Asset Purchase and Contribution Agreement, effective April 16, 2007, pursuant to which FLO acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million. The promissory note bears interest at 8% per year and matures on April 16, 2008. The principal outstanding will be immediately due and payable in full upon an event of default or if FLO (a) merges or consolidates with or into any other entity, or any other reorganization of FLO, in which the holders of FLO’s outstanding capital stock do not retain a majority of the voting power of the surviving entity or its parent in substantially the same relative proportions as immediately prior to the transaction, (b) sells all or substantially all of the its assets, or (c) issues 20% or more of its capital stock. Payment on the note may be in the form of cash or through the cancellation of outstanding debentures or promissory note issued by Saflink that has been assigned to FLO. FLO made payments to Saflink totaling $400,000 during May 2007 and $1.8 million during July 2007, all of which were applied against the principal balance of the note. As of August 9, 2007, the remaining principal balance on the note receivable from FLO was approximately $2.2 million.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the reduction of operating expenses related to the creation of FLO, and the cash payments received from FLO against the $6.3 million promissory note issued in connection with the sale of the Registered Traveler assets to FLO, the Company believes it has sufficient funds to continue operations at current levels through at least November 2007. However, upon receipt of the remaining $2.2 million balance on the note receivable from FLO, the Company believes it will have sufficient funds to continue operations at its current levels through June 2008. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond these dates, it is expected that the Company will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

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

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Significant estimates include allowance for doubtful accounts and inventory reserve, revenue recognition, and assumptions used in determining stock-based compensation expense. Actual results could differ from those estimates.

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

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If the Company’s software is sold through a reseller, revenue is recognized on a sell-through basis when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

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

Recently Issued Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized income tax benefits at June 30, 2007.

As a result of the net operating loss carryforwards, substantially all tax years are open for federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. See further discussion of FIN 48 below and the Company’s adoption of FIN 48 in Note 11. FSP FIN 48-1 did not have a material impact on the Company’s financial position or results of operations.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

4. Business Combination

On April 16, 2007, Saflink entered into an Asset Purchase and Contribution Agreement with its wholly-owned subsidiary, FLO Corporation, pursuant to which FLO acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler (RT) business, in exchange for a promissory note with a principal amount of $6.3 million. Pursuant to the agreement, FLO acquired $12,000 in furniture and equipment, and assumed certain contracts and acquired tradenames related to the RT business. In addition, Saflink employees who primarily worked on the RT program transferred their employment to FLO. Liabilities assumed in the transaction included $181,000 in accounts payable related to the RT business and $68,000 in accrued paid time-off related to the transferred employees. The excess of the purchase price over the fair value of net identifiable assets acquired and liabilities assumed is reflected as goodwill. The allocation of the purchase price will be further evaluated by FLO and revised in a subsequent reporting period, if necessary. Since FLO was a wholly-owned subsidiary during the first six months of 2007 and as of June 30, 2007, the goodwill and $6.3 million note has been eliminated in consolidation (see Note 14. Subsequent Event for a description of a subsequent event whereby the Company became a minority stockholder of FLO).

5. Stock-Based Compensation

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant. As of June 30, 2007, there were 4,203,438 shares available for issuance under the 2000 Plan.

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

The Company did not grant any stock options during the three and six months ended June 30, 2007.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2007 and 2006, which was incurred as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Product development	$2	$30	$4	$58
Sales and marketing	9	23	18	42
General and administrative	109	163	224	418

Total stock-based compensation	$120	$216	$246	$518

No compensation cost was capitalized as part of an asset during the three and six months ended June 30, 2007 and 2006.

At June 30, 2007, the Company had 738,654 non-vested stock options that had a weighted average grant date fair value of $0.34, which excludes a performance option granted on September 28, 2006, to the Company’s interim chief executive officer to purchase up to 700,000 shares of the Company’s common stock. These shares are excluded because none of the performance criteria was probable of being met as of June 30, 2007. In addition, as of June 30, 2007, the Company had $245,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. The Company expects to recognize this cost over a weighted average period of 10 months.

Restricted Stock Awards

On June 23, 2004, Glenn Argenbright, the Company’s former Chief Executive Officer and currently FLO Corporation’s President and Chief Executive Officer, was issued 301,928 restricted shares of the Company’s common stock, which became fully vested on June 23, 2007. On August 9, 2004, Kris Shah, a former member of the Company’s board of directors and former President of Litronic Inc., a wholly-owned subsidiary of the Company, was issued 500,000 restricted shares of the Company’s common stock, which became fully vested on August 9, 2006.

The compensation cost related to these awards was calculated based on the market price of the Company’s common stock on the grant date of the restricted stock. Compensation expense related to restricted stock awards was $58,000 and $121,000 for the three and six months ended June 30, 2007, respectively. Compensation expense related to restricted stock awards for the three and six months ended June 30, 2006, was $132,000 and $263,000, respectively.

6. Goodwill

The Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the first and second quarters of 2006. As a result of the Company’s impairment testing, the Company determined that its goodwill had been impaired. Impairment losses on goodwill were $30.7 million and $60.4 million for the three and six months ended June 30, 2006, respectively. Given the volatility in the Company’s historical revenue trends, the significant decline in its market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value for the goodwill impairment tests during these periods was its market capitalization. The Company no longer had goodwill balances as of June 30, 2007, and December 31, 2006.

7. Inventory

The following is a summary of inventory as of June 30, 2007, and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$87	$47
Work-in-process	—	1
Finished goods	24	38

	$111	$86

8. Stockholders’ Equity and Convertible Debt

April 2007 Promissory Notes Issued by FLO Corporation

On March 9, 2007, the Company created FLO Corporation, as a wholly-owned subsidiary, to focus on the Company’s Registered Traveler (RT) business. On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and are due April 1, 2008. The Notes are convertible into FLO equity upon the completion of an equity offering or series of offerings that yields FLO gross proceeds of at least $6.0 million. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink, and the assignment to FLO of a $140,000 promissory note also issued by Saflink to a related party. Total cash received by the Company was approximately $1.5 million, which is net of $222,000 in issuance costs for banking and other fees. The issuance costs related to these promissory notes have been recorded as a long-term asset and are being amortized over the term of the notes to interest expense. The Company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the beneficial conversion feature contained in the Notes is a contingent event and the Company was unable to calculate the number of shares that would be issued upon conversion of the Notes as of the issuance date of April 16, 2007. Accordingly, the Company will not recognize any charge related to the beneficial conversion feature until the contingency is resolved.

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

The company elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of its common stock. For the July 2007 redemption amounts, the Company paid 50% in shares of its common stock and 50% in cash. In addition, the Company paid the July 2007 interest payment in cash and notified the debenture holders of its election to pay all future interest payments in cash. For the August 2007 redemption date, the Company paid the entire redemption and interest amounts in cash. The Company has issued an aggregate of 68,270,039 shares of its common stock for payment of principal and interest on the debentures issued in June 2006. The Company recorded the differences between the fair market value of the common stock issued in payment of the principal and interest using the price per common share on the date the shares were issued, as reported on the Nasdaq Capital Market or the OTC Bulletin Board, and the calculated redemption conversion price and interest conversion price to interest expense in the Company’s statement of operations.

The following table summarizes the balances related to the Company’s convertible debentures issued in June 2006 as of June 30, 2007 (in thousands):

Original face value of convertible debentures	$8,000
Redemption payments (paid in shares of common stock)	(4,125)
July 2007 pre-redemption share issuance of common stock issued on June 4, 2007	(41)
Less: unamortized debt discounts	(804)

Total carrying value, net of debt discount June 30, 2007	$3,030

Current portion of debt, net of debt discount	$3,030
Long term portion of debt, net of debt discount	$—

The following table summarizes interest expense for the year three and six months ended June 30, 2007 and 2006, related to the Company’s convertible debentures issued in June 2006 (in thousands):

	Six months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Nominal interest expense (8% stated rate paid in shares of common stock).	$86	$32	$206	$32
Amortization of debt discount	730	123	1,779	123
Amortization of capitalized financing costs	155	26	379	26
Difference between fair value of common shares issued for redemption and interest and calculated Redemption Conversion Price and Interest Conversion Price	280	—	875	—

Total interest expense related to convertible debentures	$1,251	$181	$3,239	$181

Modification of Outstanding Warrants

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by the Company as a result of the Company’s December, 31, 2005, modification to a convertible note payable to a related party. Accordingly, the Company recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of the Company’s common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with the Company’s June 2005 financing was reduced from $2.50 to $0.71 per common share as of that date. The exercise price of these warrants was subsequently reduced to $0.45 per common share as a result of the Company’s June 2006 convertible debenture financing.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, expected volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders

On June 12, 2006, the Company amended certain warrants to purchase 2,250,000 shares of its common stock issued in connection with its June 2005 private placement. The amendment required that the Company call one hundred percent of the warrants (“called warrant shares”) if it completed a debt or equity financing for a minimum of $8.0 million in gross proceeds prior to the expiration of the warrants. In addition, the rights and privileges granted pursuant to the warrants would expire on the tenth day after the holders receive a call notice if the warrants were not exercised. In the event the warrants were not exercised with respect to the called warrant shares, the Company agreed to remit to the warrant holders $0.38 per called warrant share. The amendment did not otherwise change any terms of the warrants, including the exercise price or the number of shares issuable upon exercise of the warrants.

As a result of the $8.0 million raised in the convertible debenture issuance on June 12, 2006, and pursuant to the warrant amendments, the Company issued call notices to the holders of the called warrant shares. The warrant holders waived their right to the ten day exercise period and, accordingly, the Company remitted $0.38 per called warrant share, an aggregate of $855,000, to the warrant holders during June 2006. Due to the warrant amendments, the Company reclassified the warrants as a liability because the amended warrants then contained characteristics of debt instruments. The Company estimated the fair value of the warrants to be $0.38 per called warrant share, an aggregate of $855,000, which was the amount to be remitted to the warrant holders if the warrants were not exercised after being called and was reclassified to a liability from equity in June 2006.

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

Series A Warrant Expiration and Redemption Notices

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with the Company’s Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date the Company notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of debt instruments.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, the Company received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, the Company reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity. As of June 30, 2007, all cash redemption payments were made to the warrant holders and the current obligation has been reduced to zero.

9. Concentration of Credit Risk and Significant Customers

Three customers accounted for 38%, 17% and 12% of the Company’s revenue for the three months ended June 30, 2007, while three customers accounted for 23%, 17% and 13% of the Company’s revenue for the six months ended June 30, 2007. The Company had no significant credit risk related to customer concentrated accounts receivable as of June 30, 2007.

Four customers accounted for 12%, 12%, 11% and 10% of the Company’s revenue for the three months ended June 30, 2006, while two customers accounted for 11% and 10% of the Company’s revenue for the six months ended June 30, 2006.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 55% and 38% of the Company’s revenue for the three and six months ended June 30, 2007, respectively, while these sales accounted for 64% and 56% of the Company’s revenue for the three and six months ended June 30, 2006. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 73% and 76% of the Company’s total accounts receivable balance as of June 30, 2007, and December 31, 2006, respectively.

10. Comprehensive Loss

For the three and six months ended June 30, 2007, and 2006, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

11. Net Loss Per Share

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

Potential common shares outstanding consisted of options, warrants, convertible debentures and a convertible note to purchase or acquire 28,494,524 and 43,644,186 shares of common stock as of June 30, 2007, and 2006, respectively. There were zero and 801,928 unvested shares of restricted common stock outstanding as of June 30, 2007, and 2006, respectively.

12. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. On March 9, 2007, the Company created FLO Corporation, a subsidiary focused on the Company’s Registered Traveler business. As of June 30, 2007, neither Saflink nor FLO had generated revenue from the Registered Traveler business and, accordingly, the Company did not consider its Registered Traveler Solution Group or FLO as a separate operating segment during the three and six months ended June 30, 2007, and 2006. Therefore, in management’s view, the Company operated as a single segment for all periods presented.

13. Contingencies

G2 Resources, Inc. (G2) and Classical Financial Services, LLC (Classical) filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which in turn became Saflink’s wholly-owned subsidiary in August 2004. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. In April 2001, the court dismissed the complaint for lack of prosecution activity for more than twelve months. G2 re-filed the action in May 2001. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant. In April 2007, G2 filed a motion seeking the Court’s permission to add Saflink as a defendant. On June 29, 2007, the Company entered into a settlement agreement with G2 under which the Company agreed to pay $150,000 to G2 as consideration for the release of all claims against Pulsar Data Systems, Litronic and Saflink and the dismissal of the lawsuit. This charge was recorded in the Company’s statement of operations during the three months ended June 30, 2007 and the liability is reflected in the Company’s accrued expenses as of June 30, 2007. The Company paid $100,000 to G2 on July 6, 2007, and, under the terms of the settlement agreement, the remaining $50,000 is due within 90 calendar days of the effective date of the settlement agreement.

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. In the complaint, Verified Identity Pass alleges that the employee breached certain contractual provisions related to the employee’s former employment with Verified Identity Pass and that Saflink and FLO induced the employee to do so. The complaint seeks equitable relief and unspecified damages. The Company intends to vigorously defend against this action.

14. Subsequent Event

On July 3, 2007, FLO raised approximately $4.7 million through the private placement to accredited investors of approximately 522 shares of FLO’s Series A preferred stock. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash and the assignment to FLO of $166,667 of outstanding 8% convertible debentures issued by Saflink. Each share of preferred stock is convertible into 4,000 shares of FLO common stock at a conversion price of $2.25 per common share. FLO’s Series A preferred stock has an 8% (per year) cumulative dividend, payable annually or upon conversion on a pro-rated basis. In connection with this financing, FLO issued to these investors Series A-1 warrants to purchase up to an aggregate of 1,024,451 shares of FLO’s common stock with an exercise price of $3.00 per share, and Series A-2 warrants to purchase up to an aggregate of 1,024,451 shares of FLO’s common stock with an exercise price of $4.00 per share. Both series of warrants are exercisable a period five years and contain customary anti-dilution provisions. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to Saflink, and as a result of the recapitalization and financing, Saflink is no longer a majority stockholder of FLO.

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

Overview

During the last half of 2006, we began to take a series of steps to reduce expense and attempt to maximize our chances for success in key markets and programs. Those steps included management changes, a substantial reduction of our work force, a consolidation of facilities and narrowed focus for the business. As a result, we restructured the business in order to focus on two key areas, including our Core Technologies Group and our Registered Traveler Group.

Core Technologies Group — our Core Technologies Group focuses on seeking partnerships with companies that can combine their own investment in marketing, production, distribution and support with our products and intellectual property to offer solutions to the market that are mutually beneficial.

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

On February 27, 2007, we sold our rights in our SAFsolution and SAFmodule software source code to IdentiPHI, LLC for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The amount of the deferred payments will be equal to a percentage of the provider’s gross margin on sales that include the software programs’ source code. The deferred payments are based on a percentage of IdentiPHI’s gross margin over the next three years that includes the SAFsolution or SAFmodule source code.

Registered Traveler Solutions Group — our Registered Traveler Solutions Group was designed to combine our reputation and intellectual property in identity assurance management with our founding membership in the FLO Alliance to offer a premier solution for the Registered Traveler (RT) program. On March 9, 2007, we created FLO Corporation as a wholly-owned subsidiary to focus on our RT business.

In March 2007, Huntsville International Airport selected the FLO Alliance, an alliance we formed with leading companies in the credentialing, security, access control, software development and travel services market, to develop a Registered Traveler solution for the airport. In order to obtain sufficient funds to capitalize on this and other opportunities in the Registered Traveler market, FLO Corporation engaged in efforts to secure additional financing through the issuance of equity or debt securities.

On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes in a private placement. The aggregate consideration for the notes consisted of approximately $1.8 million in cash and the assignment to FLO of approximately $1.7 million of our outstanding debt. In connection with this financing, we transferred to FLO all of our Registered Traveler assets and certain liabilities related to our Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million. As of August 9, 2007, the remaining principal balance on the note receivable from FLO was approximately $2.2 million.

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of shares of its Series A preferred stock to accredited investors. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to FLO of $166,667 of our outstanding 8% convertible debentures. In connection with this financing, FLO also issued to these investors warrants to purchase up to 2,048,902 shares of its common stock. As a result of the issuance of FLO capital stock in this financing, we are no longer a majority stockholder in FLO.

Historically, our primary source of revenue has been the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced or assembled from third parties. We believe our primary source of revenue over the next year will be (i) royalties based on IdentiPHI’s sales of products containing the SAFsolution and SAFmodule source code and (ii) royalties under the BAI license agreement.

With many restructuring activities completed, we have new risks and challenges facing us, including our working capital position. We believe we have sufficient funds to continue operations at current levels through at least November 2007. However, upon receipt of the remaining $2.2 million balance on the note receivable from FLO, we believe we will have sufficient funds to continue operations at current levels through June 2008. We currently do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond these dates, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

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

We incurred net losses attributable to common stockholders of $3.4 million and $6.9 million for the three and six months ended June 30, 2007, respectively. These results included non-cash interest expense related to our June 2006 convertible debenture issuance of $1.3 million and $3.2 million for the three and six months ended June 30, 2007, respectively. The results for the three and six months ended June 30, 2007, are compared to net losses attributable to common stockholders of $37.7 million and $74.5 million for the three and six months ended June 30, 2006, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2006, included impairment losses on goodwill of $60.4 million. There was no impairment loss on goodwill during the six months ended June 30, 2007.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006.

Revenue and Cost of Revenue

We recorded revenue primarily from four sources during the three and six months ended June 30, 2007, and 2006: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs.

During the three months ended June 30, 2007, software license sales were $68,000; sales of manufactured hardware were $14,000; and sales of third party software and hardware were $3,000, while service revenue was $93,000, which is comprised of $51,000 related to fees for consulting, integration and project labor and $42,000 related to customer support and product maintenance. During the same period in 2006, software license sales were $89,000; sales of manufactured hardware were $481,000; and sales of third party software and hardware were $216,000, while service revenue was $158,000, which was entirely related to customer support and maintenance.

Total revenue of $682,000 for the six months ended June 30, 2007, decreased $1.1 million, or 62%, from revenue of $1.8 million for the six months ended June 30, 2006. Product and service revenue for the six months ended June 30, 2007, were $460,000 and $222,000, respectively, compared to $1.5 million and $259,000, respectively, for the six months ended June 30, 2006. The decrease in total revenue for the three and six months ended June 30, 2007, can be primarily attributed to the significant decrease in revenue from the sale of third party and manufactured hardware during the three and six months ended June 30, 2007. As a result of our source code sale, we don’t expect significant revenue from the sale of third party hardware or software as the majority of that revenue was derived from complementary products to our SAFsolution and SAFmodule software products. However, we do expect to receive quarterly payments based on a percentage of the buyer’s gross margin on products it sells over the next three years that includes the SAFsolution or SAFmodule source code. The amount of the deferred payments will be equal to a percentage of the buyer’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule. In addition, we expect to receive royalties under our agreement with BAI for the use of our NetSign for mobile middleware product over the next four years. The BAI license agreement included an initial $100,000 payment plus a $25,000 fee in connection with the acceptance of the software, which were both received and recognized as revenue during the first quarter of 2007.

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

During the three months ended June 30, 2007, cost of revenue from software and manufactured hardware were $0 and $10,000, respectively, cost of third party software and hardware was $68,000, while cost of service revenue was $56,000. During the same period in 2006, cost of revenue from software and manufactured hardware was $1,000 and $205,000, respectively, cost of revenue from third party software and hardware was $160,000, while cost of service revenue was $130,000. Total cost of revenue also included $671,000 in amortization of intangible assets for three months ended June 30, 2006.

Total cost of revenue of $134,000 for the three months ended June 30, 2007, decreased $1.0 million, or 89%, from cost of revenue of $1.2 million for the same period in 2006, primarily attributable to the decrease in total revenue and a $671,000 decrease in amortization of intangible assets being included in cost of revenue as the carrying value of intangible assets was zero as of December 31, 2006. Total cost of revenue of $314,000 for the six months ended June 30, 2007, decreased $2.0 million, or 86%, from cost of revenue of $2.3 million for the same period in 2006. Product and service cost of revenue for the six months ended June 30, 2007 were $205,000 and $109,000, respectively, compared to $693,000 and $259,000, respectively, for the six months ended June 30, 2006. Amortization of intangible assets recorded in cost of revenue was $0 and $1.3 million for the first six months of 2007 and 2006, respectively. The overall decrease in total cost of revenue can be primarily attributed to lower revenue during the first six months of 2007 when compared to the same period in 2006 and a $1.3 million reduction in amortization of intangible assets being include in cost of revenue during the six months ended June 30, 2007, as the carrying value of intangible assets was zero as of December 31, 2006.

Our gross profit for the three months ended June 30, 2007, was $44,000, or 25%, compared to a gross loss of $223,000, or negative 24%, for the same period in 2006. Our gross profit for the six months ended June 30, 2007, was $368,000, or 54%, compared to a gross loss of $490,000, or negative 27%, for the same period in 2006. The increase in gross margin percentage for the three and six months ended June 30, 2007, compared to the same periods in 2006 can be attributed to the decrease of amortization of intangible assets being included in cost of sales during 2007 as the carrying value of intangible assets was zero as of December 31, 2006.

Operating Expenses

Total operating expenses for the three months ended June 30, 2007, decreased approximately $35.1 million, or 95%, to $2.0 million from $37.1 million for the same period in 2006. The overall decrease was primarily due to reduced headcount in all departments and a net impairment loss on goodwill of $30.7 million that was recorded during the three months ended June 30, 2006. Excluding the net impairment loss on goodwill, operating expenses for the three months ended June 30, 2007, decreased $4.4 million, when compared to the same period in 2006. From a functional operating expense perspective, excluding the impairment losses on goodwill, the decrease was primarily due to a $3.1 million decrease in compensation and related benefits driven by headcount being reduced to 14 employees at June 30, 2007, compared to 112 employees at June 30, 2006. The decrease was also related to a $492,000 decrease in occupancy, telephone and internet expense, a $482,000 decrease in other expenses, and a $208,000 decrease in advertising and promotion expense. These decreases, however, were partially offset by a $207,000 increase in legal and professional services.

Total operating expenses for the six months ended June 30, 2007, decreased approximately $69.3 million, or 95%, to $3.9 million from $73.2 million for the comparable period in 2006. This decrease was primarily attributable to the impairment losses on goodwill of $60.4 million during the first six months of 2006 in addition to lower operating expenses across all departments for the six months ended June 30, 2007, which was related to the significant reduction in headcount and consolidation of facilities during the third and fourth quarters of 2006.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2007, as compared to the same period in 2006 (in thousands):

	Three months		Six Months
	$ Change	% Change	$ Change	% Change
Product development	$(2,113)	(87)%	$(4,346)	(90)%
Sales and marketing	(1,679)	(82)	(3,139)	(80)
General and administrative	(627)	(32)	(1,442)	(36)
Impairment loss on goodwill	(30,700)	(100)	(60,400)	(100)

	$(35,119)	(95)%	$(69,327)	(95)%

Product Development — Product development expenses consist primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses decreased $2.1 million, or 87%, during the three months ended June 30, 2007, to $310,000 from $2.4 million for the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.8 million decrease in compensation and related benefits and a $345,000 decrease in occupancy, telephone and internet expense. The decrease in compensation and related benefits was due to a reduction in product development headcount of 59 employees, or 89%, from June 30, 2006 to June 30, 2007. The decrease in occupancy, telephone and internet expense for the second quarter of 2007 was also related to large reductions in headcount and facility consolidations, which resulted in less expense being allocated to product development. These decreases, however, were offset by a $236,000 increase in legal and professional services which was related to an increase in outsourced hardware design costs, primarily related to the Registered Traveler program.

For the six months ended June 30, 2007, total product development expenses decreased $4.3 million compared to the same period in 2006. This decrease can be primarily attributed to a $3.5 million decrease in compensation and related benefits and a $650,000 decrease in occupancy, telephone and internet expense.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $1.7 million, or 82%, during the three months ended June 30, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.0 million decrease in compensation and related benefits, a $206,000 decrease in advertising and promotion expense and a $190,000 decrease in legal and professional services. The decrease in compensation and related benefits was primarily due to a reduction in sales and marketing headcount of 28 employees, or 78%, from June 30, 2006 to June 30, 2007, while the decrease in advertising and promotion expenses was related to the narrowed scope of our product offerings and fewer active marketing campaigns for the three months ended June 30, 2007. The decrease in legal and professional services was related to the reduction of outsourced consulting services, which were contracted to help with lobbying efforts, brand identity and general advertising and promotion.

For the six months ended June 30, 2007, total sales and marketing expenses decreased $3.1 million compared to the same period in 2006. This decrease can be primarily attributed to a $1.9 million decrease in compensation and related benefits due to the 78% headcount reduction from June 30, 2006 to June 30, 2007.

General and Administrative — General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses decreased $627,000, or 32%, during the three months ended June 30, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $358,000 decrease in compensation and related benefits, a decrease of $298,000 in other expense and a decrease of $68,000 in depreciation expense. The decrease in compensation and benefits was primarily driven by a reduction in general and administrative headcount of 11 employees, or 52%, from June 30, 2006 to June 30, 2007. The decrease in other expense was primarily related to the reclassification of the remaining deferred rent balance for our Kirkland location as we assigned the lease to another entity in April 2007. The decrease in depreciation expenses was primarily related to a $716,000 impairment charge on furniture and equipment, which we recorded during the third quarter of 2006, which significantly reduced the depreciable basis of our furniture and equipment.

For the six months ended June 30, 2007, total general and administrative expenses decreased $1.4 million compared to the same period in 2006. This decrease can be primarily attributed to an $830,000 decrease in compensation and related benefits due to the headcount reduction from June 30, 2006 to June 30, 2007, and decrease of $333,000 in other expenses, primarily the result of the reclassification of the remaining deferred rent balance for our Kirkland location.

Impairment Loss on Goodwill — We concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the first and second quarters of 2006. As a result of our impairment testing, we determined that our goodwill had been impaired. Impairment losses on goodwill were $30.7 million and $60.4 million for the three and six months ended June 30, 2006, respectively. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value for the goodwill impairment tests during these periods was our market capitalization. We no longer had goodwill balances as of June 30, 2007, and December 31, 2006.

Interest expense

Interest expense for the three and six months ended June 30, 2007, was $1.4 million and $3.4 million, respectively, compared to $323,000 and $362,000 for the three and six months ended June 30, 2006, respectively. Interest expense for the three and six months ended June 30, 2007 and 2006 consisted of interest expense from the financing of certain insurance policies over a nine month period, interest related to a convertible note payable to a related party that we assumed in the SSP-Litronic acquisition, interest on an unsecured promissory note we issued to the same related party in January 2007, and interest on promissory notes issued by our subsidiary, FLO Corporation. As of June 30, 2007 and 2006, we had one convertible note outstanding with a related party with a face value of $1.25 million, an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note was due and payable on December 31, 2006, we did not pay the balance due but intend to pay the outstanding balance to the related party upon request. Until that time, we plan to continue to accrue and pay interest at 10% on the outstanding principal balance. As of June 30, 2007, we had one unsecured promissory note to the same related party with a face value of $400,000, and an annual interest rate of 10%, which is payable in four equal quarterly installments beginning January 1, 2008. Interest expense during the three months ended June 30, 2007 also included $1.3 million in non-cash expense related to our issuance of 8% convertible debentures and warrants in June 2006, as described below.

On June 12, 2006, we raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. We may, in our discretion, elect to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of our common stock. We elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of our common stock. We elected to pay 50% of the July 2007 redemption in shares of common stock and 50% in cash. We paid July 2007 interest due in cash and paid the August 2007 monthly redemption and interest due in cash.

Other income, net

Other income for the three and six months ended June 30, 2007, was $2,000 and $7,000, respectively. This is compared to $59,000 and $171,000 for the three and six months ended June 30, 2006, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Change in fair value of outstanding warrants

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with our Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date we notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, we reclassified these warrants as a liability because the warrants then contained characteristics of debt instruments.

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

Income tax provision

There was no income tax expense for the three and six months ended June 30, 2007, while we recorded income tax expense of $13,000 and $26,000 for the three and six months ended June 30, 2006, respectively. We recorded income tax expense of $13,000 during the first and second quarters of 2006, which represented the income tax effect of goodwill amortization created by our asset purchase from BSG in December 2003. For tax purposes we amortized the goodwill over 15 years whereas for book purposes the goodwill was not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Modification of Outstanding Warrants

There was no significant modification of warrants recorded for the three and six months ended June 30, 2007. Our convertible debenture issuance on June 12, 2006, triggered anti-dilution provisions contained in certain outstanding warrants. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

We determined the fair value of the modification of these warrants by using a Black-Scholes-Merton option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. We estimated the fair value of the modification to be $76,000 and we recorded this modification of outstanding warrants. This charge increased net loss attributable to common stockholders.

The modification to our convertible note payable to a related party on December 31, 2005 triggered anti-dilution provisions in certain outstanding warrants issued by us. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with our June 2006 financing was reduced from $2.50 to $0.71 per common share. The exercise price of these warrants was subsequently reduced to $0.45 per common share as a result of the June 2006 convertible debenture financing.

We determined the fair value of the modification of these warrants by using a Black-Scholes-Merton model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. We estimated the fair value of the modification to be $509,000 and we recorded this modification of outstanding warrants during the three months ended March 31, 2006. This charge increased net loss attributable to common stockholders.

Liquidity and Capital Resources

We financed our operations during the six months ended June 30, 2007, primarily from our existing working capital at December 31, 2006, and through the issuance of a $400,000 promissory note to a related party, through the proceeds of the sale of our rights to our SAFsolution and SAFmodule software programs to IdentiPHI, and through the issuance in April 2007 of $3.5 million of convertible promissory notes by our subsidiary, FLO Corporation, which resulted in net cash proceeds of $1.5 million. As of June 30, 2007, our principal source of liquidity largely consisted of $760,000 of cash and cash equivalents and our working capital deficit was $7.9 million. This is compared $1.4 million of cash and cash equivalents and a working capital deficit of $6.3 million as of December 31, 2006.

We expended $2.4 million in operating activities during the first six months of 2007, compared to $10.9 million for the same period in 2006. The net loss of $6.9 million for the six months ended June 30, 2007, included a $3.3 million charge related to non-cash interest expense. Other significant adjustments to the net loss included an increase in deferred revenue of $479,000, a decrease in accounts receivable of $383,000, and stock-based compensation of $246,000.

Net cash provided by investing activities was $2,000 during the six months ended June 30, 2007, related to the sale of furniture and equipment. This is compared to $469,000 used for purchases of furniture and equipment for the same period in 2006, which was primarily related to the purchase of equipment and leasehold improvements for our executive offices in Kirkland, Washington, which we began to occupy in May 2006.

Net cash provided from financing activities was $1.7 million during the six months ended June 30, 2007, compared to $6.6 million during the same period in 2006. In April 2007, we received net proceeds of $1.5 million through the issuance of 8% promissory notes, by our subsidiary, FLO Corporation. In addition, we received proceeds from the issuance of a $400,000 promissory note to a related party during the three months ended March 31, 2007. These proceeds were offset by $198,000 in payments related to redemption provisions contained in our Series A warrants.

In April 2007, we sold all of our assets related to our Registered Traveler business to FLO Corporation, our wholly-owned subsidiary, for $6.3 million. Subsequent to that time, FLO Corporation raised funds for the development of the Registered Traveler business through the issuance of debt and equity securities. As a result of FLO’s financing transactions, we no longer hold a majority of FLO’s outstanding equity securities. The sale of our Registered Traveler business marks a shift in the allocation of our working capital and resources, as in the future we will be focused on expenditures related to our Core Technologies Group.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the reduction of operating expenses related to the creation of FLO, and the payments received from FLO against the $6.3 million note receivable, we believe we have sufficient funds to continue operations at current levels through at least November 2007. However, upon receipt of the remaining $2.2 million balance on the note receivable from FLO, we believe we will have sufficient funds to continue operations at current levels through June 2008. We currently do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond these dates, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

Our ability to secure additional financing may be significantly impaired by our issuance of common stock to pay the principal and interest payments on our outstanding 8% convertible debentures. To date, we have issued an aggregate of 68,270,039 shares of our common stock in payment of monthly redemption amounts and interest due on the debentures. However, as a result of the proceeds from the partial payments against the $6.3 million promissory note from FLO, we were able to pay 50% of the July redemption amount in cash and pay the entire August redemption amount in cash. We also elected to pay all future interest due in cash until revised by subsequent notice to the debenture holders. However, we still have the right to pay the redemption and interest amounts in shares of our common stock and if we were to make that election, existing stockholders would suffer substantial dilution and it would be more difficult for us to raise additional funds through the issuance of equity or debt securities.

On April 13, 2007, we assigned the Kirkland facility lease to another entity and we sublease back from it 4,973 square feet in the same facility through March 31, 2008. This facility continues to serve as our principal executive offices.

In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. In February 2007, we sublet the entire Reston facility to another entity through the lease termination date. The differences in rental rates between our original lease and the sublease are minimal and did not have a material effect on our consolidated financial statements.

Also in Reston, Virginia, our wholly-owned subsidiary Litronic holds a lease for 5,130 square feet of office space that expires in February 2009. In April 2006, we entered into a sublease agreement with another entity to sublease the entire Reston facility through our lease expiration date. The differences in rental rates between the original lease and the sublease are minimal and did not have a material effect on our financial statements.

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

Our significant fixed commitments with respect to our convertible note obligations and our operating leases as of June 30, 2007, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2007	2008	2009	2010
Operating leases	$525	$142	$290	$92	$1
Sublease rental receipts	(502)	(135)	(281)	(86)	—
Convertible debentures	2,188	2,188	—	—	—
Convertible debentures interest	39	39	—	—	—
Promissory notes issued by FLO	3,542	—	3,542	—	—
Interest on FLO promissory notes	272	—	272	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note to related party interest	188	188	—	—	—
Promissory notes to related party	400	—	400	—	—
Promissory note to related party interest	40	—	40	—	—

Total contractual cash obligations	$7,942	$3,672	$4,263	$6	$1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which in turn became our wholly-owned subsidiary in August 2004. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant. In April 2007, G2 filed a motion seeking the Court’s permission to add Saflink as a defendant. On June 29, 2007, we entered into a settlement agreement with G2 under which we agreed to pay $150,000 to G2 as consideration for the release of all claims against Pulsar Data Systems, Litronic and Saflink and the dismissal of the lawsuit. We paid $100,000 to G2 on July 6, 2007, and, under the terms of the settlement agreement, the remaining $50,000 is due within 90 calendar days of the effective date of the settlement agreement.

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. Verified Identity Pass alleges that the employee breached certain contractual provisions related to the employee’s former employment with Verified Identity Pass and that Saflink and FLO induced the employee to do so. The complaint seeks equitable relief and unspecified damages. We intend to vigorously defend against this action.

ITEM 1A.	RISK FACTORS

Factors That May Affect Future Results

This annual report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-Q.

If we do not secure additional financing or receive the remaining $2.2 million balance on our note receivable from FLO Corporation by November 2007, we must reduce the scope of, or cease, our operations.

We have accumulated net losses of approximately $288.8 million from our inception through June 30, 2007. We have continued to accumulate losses after June 30, 2007, to date, and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. We believe we have sufficient funds to continue operations at current levels through at least November 2007. However, upon receipt of the remaining $2.2 million balance on the note receivable from FLO, we believe we will have sufficient funds to continue operations at current levels through June 2008. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond these dates we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing or collect the remaining $2.2 million balance on the note receivable from FLO by November 2007, we will be required to reduce the scope of, or cease, our operations.

We may not fully participate in or benefit from the Registered Traveler business because we no longer hold a majority of the equity securities of FLO Corporation.

On April 16, 2007, we sold all of the assets related to our Registered Traveler business to FLO Corporation, our wholly-owned subsidiary, for $6.3 million. Subsequent to that time, FLO Corporation raised funds for the development of the Registered Traveler business through the issuance of debt and equity securities. As a result of FLO’s financing transactions, we no longer hold a majority of FLO’s outstanding equity securities and we are unable to significantly influence FLO’s business, affairs and operations and the vote on corporate matters to be decided by FLO’s stockholders, including the outcome of elections of directors. In addition, because we hold less than a majority of FLO’s outstanding equity securities, neither we nor our stockholders may fully participate in or benefit from the Registered Traveler business, including:

•	any future revenue generated by FLO;

•	any potential increases in FLO’s valuation; or

•	any proceeds related to FLO’s financing efforts.

If we pay the monthly redemption amounts and interest due on the debentures we issued in June 2006 in shares of common stock, existing shareholders will suffer substantial dilution and it will be more difficult for us to raise capital.

As of August 9, 2007, 157,178,245 shares of our common stock were outstanding. In addition, there were a total of 26,037,136 shares of our common stock issuable upon exercise or conversion of outstanding options, warrants, and convertible debt. These convertible securities to acquire shares of common stock are held by our employees and certain other persons at various exercise or conversion prices, none of which have exercise or conversion prices below the market price for our common stock of $0.08 as of August 9, 2007. Options to acquire 7,011,139 shares of our common stock were outstanding as of August 9, 2007, and our existing stock incentive plan had 4,309,689 shares available for future issuance as of that date.

We may, at our discretion, elect to pay the monthly redemption amounts and interest due on the debentures we issued in June 2006 in cash or in shares of our common stock. To date, we have elected to pay December 2006 through June 2007 redemption amounts and interest due in shares of our common stock. We elected to pay 50% of the July redemption amount and the entire August redemption amount in cash. We also elected to pay all future interest due in cash until revised by subsequent notice to the debenture holders. As a result of these elections, we have issued 68,270,039 shared of our common stock for these redemption and interest payments.

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

In addition, our operations are dependent upon our ability to protect our network infrastructure against damage from fire, earthquakes, floods, mudslides, power loss, telecommunications failures and similar events. Despite precautions taken by us, the occurrence of a natural disaster or other unanticipated problem at our network operations center, co-locations centers (sites at which we will locate routers, switches and other computer equipment which make up the backbone of our network infrastructure) could cause interruptions in the services we provide. The failure of our telecommunications providers to provide the data communications capacity required by us as a result of a natural disaster, operational disruption or for any other reason could also cause interruptions in the services we provide. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, financial condition and results of operations.

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

Three customers accounted for 38%, 17% and 12% of our revenue, for the three months ended June 30, 2007, while three customers accounted for 23%, 17% and 13% of our revenue for the six months ended June 30, 2007. Two customers accounted for 13% and 11% of our revenue for the twelve months ended December 31, 2006. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 55% and 38% of our total sales for the three and six months ended June 30, 2007, respectively. Our sales to the U.S. government are subject to risks that include:

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

On August 14, 2007, we issued a press release announcing our financial results for the three and six months ended June 30, 2007. The press release is attached as Exhibit 99.1 to this report and is incorporated herein by reference.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Severance and Release Agreement dated April 16, 2007, by and between Saflink Corporation and Glenn L. Argenbright*	X

10.2	Promissory Note, dated April 16, 2007, by and between Saflink Corporation and Glenn L. Argenbright	X

10.3	Asset Purchase and Contribution Agreement, dated April 16, 2007, by and between Saflink Corporation and FLO Corporation	X

10.4	Promissory Note, dated April 16, 2007, by and between FLO Corporation and Saflink Corporation	X

10.5	Form of Unsecured Convertible Promissory Note issued by FLO Corporation on April 16, 2007	X

10.6	Agreement to enter into Assignment Agreement and Sublease Agreement, dated April 13, 2007, by and between Saflink Corporation and Mantis Technology Group, Inc.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of Saflink Corporation dated August 14, 2007	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: August 14, 2007	By:	/S/ JEFFREY T. DICK
Jeffrey T. Dick Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Severance and Release Agreement dated April 16, 2007, by and between Saflink Corporation and Glenn L. Argenbright*	X

10.2	Promissory Note, dated April 16, 2007, by and between Saflink Corporation and Glenn L. Argenbright	X

10.3	Asset Purchase and Contribution Agreement, dated April 16, 2007, by and between Saflink Corporation and FLO Corporation	X

10.4	Promissory Note, dated April 16, 2007, by and between FLO Corporation and Saflink Corporation	X

10.5	Form of Unsecured Convertible Promissory Note issued by FLO Corporation on April 16, 2007	X

10.6	Agreement to enter into Assignment Agreement and Sublease Agreement, dated April 13, 2007, by and between Saflink Corporation and Mantis Technology Group, Inc.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Press release of Saflink Corporation dated August 14, 2007	X

*	Management contract or compensatory plan or arrangement