Form 10-Q
period 2007-09-30
SAFLINK CORP
filed 2007-11-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 160,552,837 shares of Saflink Corporation’s common stock outstanding as of November 6, 2007.

Saflink Corporation

FORM 10-Q

For the Quarter Ended September 30, 2007

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,897	$1,407
Accounts receivable, net	81	390
Inventory, net	111	86
Prepaid expenses and other current assets	560	601

Total current assets	2,649	2,484
Furniture and equipment, net of accumulated depreciation of $1,262 and $1,640	140	420
Debt issuance costs, net	13	550

Total assets	$2,802	$3,454

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$578	$1,186
Accrued expenses	481	1,308
Convertible debt, net of discount	298	4,619
Current portion of notes payable to related party	1,550	1,250
Other current obligation	—	213
Deferred revenue	697	229

Total current liabilities	3,604	8,805
Long-term portion of note payable to related party	100	—

Total liabilities	3,704	8,805

Stockholders’ deficit:
Common stock, $0.01 par value:
Authorized—200,000 shares
Issued—160,553 and 97,495 shares	1,572	975
Common stock subscribed	—	163
Additional paid-in capital	280,004	275,421
Accumulated deficit	(282,478)	(281,910)

Total stockholders’ deficit	(902)	(5,351)

Total liabilities and stockholders’ deficit	$2,802	$3,454

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$67	$1,414	$527	$2,956
Service	26	244	248	503

Total revenue	93	1,658	775	3,459
Cost of revenue:
Product	—	608	205	1,301
Service	8	134	117	390
Impairment loss on intangible assets	—	13,857	—	13,857
Amortization of intangible assets	—	670	—	2,012

Total cost of revenue	8	15,269	322	17,560

Gross profit (loss)	85	(13,611)	453	(14,101)
Operating expenses:
Product development	—	1,739	128	5,878
Sales and marketing	85	1,705	588	5,636
General and administrative	785	2,005	1,603	5,305
Impairment loss on goodwill	—	—	—	60,400
Impairment loss on furniture and equipment	—	716	—	716

Total operating expenses	870	6,165	2,319	77,935

Operating loss	(785)	(19,776)	(1,866)	(92,036)
Interest expense	(767)	(983)	(3,983)	(1,345)
Other income, net	199	79	177	250

Loss before income taxes	(1,353)	(20,680)	(5,672)	(93,131)
Income tax provision	—	13	—	39

Net loss	(1,353)	(20,693)	(5,672)	(93,170)
Modification of outstanding warrants	—	—	—	(585)
Loss on early extinguishment of convertible debt	(284)	—	(284)	—

Net loss from continuing operations	(1,637)	(20,693)	(5,956)	(93,755)

Discontinued operations:
Gain on disposal of discontinued operations	7,973	—	7,973	—
Loss from discontinued operations	—	(794)	(2,585)	(2,210)

Income (loss) from discontinued operations	7,973	(794)	5,388	(2,210)

Net income (loss) attributable to common stockholders	$6,336	$(21,487)	$(568)	$(95,965)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.23)	$(0.04)	$(1.06)
Income (loss) from discontinued operations	0.05	(0.01)	0.04	(0.03)

Income (loss) attributable to common stock holders	$0.04	$(0.24)	$0.00	$(1.09)

Weighted average number of common shares outstanding	156,943	88,405	135,877	88,203

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(568)	$(95,380)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Income (loss) from discontinued operations	(5,388)	2,210
Change in cash held on behalf of others	(401)	—
Non-cash interest expense	3,823	1,040
Stock-based compensation	243	768
Depreciation and amortization	104	2,544
Loss on early extinguishment of convertible debt	284	—
Impairment loss on goodwill	—	60,400
Impairment loss on intangible assets	—	13,857
Impairment loss on furniture and equipment	—	716
Loss on disposal of fixed assets	22	5
Deferred taxes	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	309	(456)
Inventory	(25)	49
Prepaid expenses and other current assets	308	19
Accounts payable	(446)	(127)
Accrued expenses	(757)	542
Deferred revenue	468	57

Net cash used in operating activities of continuing operations	(2,024)	(13,717)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(480)
Proceeds from sale of furniture and equipment	2	6
Proceeds from sale of Registered Traveler component	4,356	—

Net cash provided by (used in) investing activities of continuing operations	4,358	(474)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	17
Proceeds from issuance of convertible debt, net of issuance costs	—	7,386
Principal payments on convertible debt	(1,384)	—
Interest payments on convertible debt	(30)	—
Proceeds from related party bridge loan	400	—
Warrant redemptions	(198)	(1,052)

Net cash provided by (used in) financing activities of continuing operations	(1,212)	6,351
Cash flows from discontinued operations:
Operating cash flows	(1,775)	(2,117)
Investing cash flows	—	(32)
Financing cash flows	1,143	—

Net cash used in discontinued operations	(632)	(2,149)
Net increase (decrease) in cash equivalents	490	(9,989)
Cash and cash equivalents at beginning of period	1,407	15,217

Cash and cash equivalents at end of period	$1,897	$5,228

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2007	2006
Cash paid for interest	$30	$62
Modification of outstanding warrants	—	585
Reclassification of warrants from liability to equity	—	196
Beneficial conversion feature related to convertible debentures	—	1,655
Warrants issued in connection with convertible debenture financing	—	2,812
Placement agent warrant issued in connection with convertible debenture financing	—	337
Non-cash additions to furniture and equipment	—	350
Common stock issued in lieu of cash for convertible debenture redemption payments	3,596	—
Reclassification of common stock subscribed to common stock issued and additional paid-in capital	163	—

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

Condensed Consolidated Financial Statements

The capital structure presented in these condensed consolidated financial statements is that of Saflink. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Saflink International, Inc., Litronic, Inc., and Ireland Acquisition Corporation (together, the “Company” or “Saflink”). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for FLO Corporation have historically been reported on a consolidated basis as it was a wholly-owned subsidiary or operating division of Saflink during all periods presented through June 30, 2007. Beginning on July 3, 2007, the Company considered its subsidiary, FLO Corporation, a discontinued operation and no longer a consolidating entity for financial reporting purposes, which has been reflected in this Form 10-Q. For more information, please see Note 5 – Discontinued Operations. In addition, the Company does not reflect any value for its 1,793,118 shares of FLO common stock in its consolidated balance sheet as of September 30, 2007. For more information, please see Note 6 – Investments.

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

Since inception, the Company has been unable to generate net income from operations. The Company has accumulated net losses of approximately $282.5 million from its inception through September 30, 2007, and has continued to accumulate net losses since September 30, 2007. The Company has historically been financed through issuances of common and preferred stock, convertible debt and promissory notes. The Company financed operations during the nine months ended September 30, 2007, primarily from proceeds from the issuance of a subordinated $400,000 promissory note to a related party, $778,000 in proceeds from the sale of its SAFsolution and SAFmodule source code to IdentiPHI, LLC, and cash proceeds of $4.4 million from the sale of the Registered Traveler business to FLO Corporation, a previously consolidated entity. As of September 30, 2007, the Company’s principal source of liquidity consisted of $1.9 million of cash and cash equivalents, while it had working capital deficit of $955,000.

On January 24, 2007, the Company borrowed $400,000 from Richard P. Kiphart, a member of the Company’s board of directors and existing stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note is due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. The note is subordinated to the Company’s 8% convertible debentures due December 12, 2007, and contains customary default provisions. On November 1, 2007, the Company entered into a Notes Conversion Agreement with Mr. Kiphart pursuant to which Mr. Kiphart agreed to convert the outstanding principal and accrued but unpaid interest under this promissory note and a $1.25 million convertible promissory note also held by Mr. Kiphart into shares of the Company’s common stock at a conversion rate of $0.0415 per share. Because the number of shares of common stock the Company would be required to issue to Mr. Kiphart upon conversion of his promissory notes would exceed the total number of the Company’s authorized shares of common stock, the Company must obtain stockholder approval of an increase to the number of shares of the Company’s common stock authorized before the Company can effect the conversions. For more information on the Notes Conversion Agreement, see Note 16 – Subsequent Event.

On February 27, 2007, the Company sold its rights in its SAFsolution and SAFmodule software programs to IdentiPHI, LLC for an initial payment of $778,000 plus quarterly payments based on a percentage of IdentiPHI’s gross margin over the next three years. The $778,000 in proceeds is being deferred and recognized as revenue on a pro rata basis over the three year period that the Company agreed to provide certain patent protection rights under the Company’s patent portfolio. As of September 30, 2007, the Company had deferred revenue of $627,000 related to this sale and recognized $65,000 and $151,000 as revenue during the three and nine months ended September 30, 2007, respectively. The quarterly payments are due over a period of three years and the amount of the quarterly payments will be equal to a percentage of IdentiPHI’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule.

On August 30, 2007, the Company entered into a merger agreement with IdentiPHI, Inc. Under the merger agreement, the Company agreed to loan IdentiPHI up to an aggregate amount of $1,000,000, in one or more installments, pursuant to the terms of a secured promissory note. Such loaned amounts will accrue interest at the prime rate per annum (as published from time to time in the Wall Street Journal), compounded on an annual basis. IdentiPHI will be required to repay any such principal borrowed amounts, plus all accrued and unpaid interest, within 45 days following the earlier of the termination of the merger agreement for any reason, or IdentiPHI’s closing of an equity financing of at least $2,000,000. IdentiPHI’s obligations under the secured promissory note are secured by all of IdentiPHI’s assets. On October 11, 2007, IdentiPHI borrowed $200,000 under this secured promissory note. For addition information regarding the proposed merger, see Note 4 – Business Combination.

On March 9, 2007, the Company created FLO Corporation, as a wholly-owned subsidiary, to focus on the Company’s Registered Traveler business. On April 16, 2007, Saflink and FLO entered into an Asset Purchase and Contribution Agreement pursuant to which FLO acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler business in exchange for a promissory note with a principal amount of $6.3 million.

FLO made cash payments to Saflink against the $6.3 million promissory note in the amounts of $200,000, $400,000 and $1.6 million on May 2, 2007, July 3, 2007, and July 6, 2007, respectively. On August 24, 2007, FLO paid Saflink the remaining principal balance through a combination of $2.2 million in cash and the cancellation of approximately $1.9 million of outstanding Saflink debentures and a Saflink promissory note that had been assigned to FLO by FLO investors.

Since its incorporation, FLO has capitalized itself through a series of financing transactions. On April 16, 2007, FLO issued approximately $3.5 million of convertible promissory notes in a private placement. The aggregate consideration for these notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink, and the assignment to FLO of a $140,000 promissory note also issued by Saflink to a related party.

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of its Series A preferred stock. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to FLO of $166,667 of Saflink’s outstanding 8% convertible debentures. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to Saflink in a forward stock split, and following this recapitalization and financing, Saflink was no longer a majority stockholder of FLO. As a result of the reduction in ownership in FLO and other factors discussed in Note 5 – Discontinued Operations, the Company determined that FLO should not be presented on a consolidated basis as the conditions for consolidation have not been met and that FLO should be treated as a discontinued operation. In addition, the Company has not assigned any value to its investment in FLO as FLO had a working capital deficit as of July 3, 2007, the date FLO issued shares of its common stock to the Company. For more information, please see Note 6 – Investments.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the reduction of operating expenses related to the sale of the Registered Traveler business, and the cash payments received from FLO against the $6.3 million promissory note, the Company believes it has sufficient funds to continue operations at current levels through at least June 2008. The Company currently does not have a credit line or other borrowing facility to fund its operations. To continue its current level of operations beyond this date, it is expected that the Company will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. There is no assurance that the Company will be able to obtain additional financing on acceptable terms, or at all.

3. Summary of Significant Accounting Policies

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

Discontinued Operations

In accordance with Statement of Financial Accounting Statement (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that its Registered Traveler component should be considered a discontinued operation as of July 3, 2007. Accordingly, the Registered Traveler component has been reported separately as discontinued operations together with the gain on the disposal of the component’s assets and liabilities for the three and nine months ended September 30, 2007 and 2006. For more information, please see Note 5 – Discontinued Operations.

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

Stock-Based Compensation

The Company uses the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest.

Recently Issued Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liability for unrecognized income tax benefits at September 30, 2007.

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

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At September 30, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). The Company is currently evaluating the provisions of SFAS 159 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS 157 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

4. Business Combination

On August 30, 2007, Saflink Corporation entered into an Agreement and Plan of Merger and Reorganization with IdentiPHI, Inc., a Delaware corporation, and Ireland Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Saflink, pursuant to which Saflink will acquire all of the outstanding shares of IdentiPHI in a stock-for-stock transaction where each outstanding share of IdentiPHI common stock will be exchanged for 6.1498 shares of Saflink common stock, resulting in an aggregate of 614,980,000 shares of Saflink common stock being issued to the stockholders of IdentiPHI. Under the terms of the merger agreement, Ireland Acquisition Corporation will merge with and into IdentiPHI, with IdentiPHI surviving as a wholly-owned subsidiary of Saflink. Headquartered in Austin, Texas, IdentiPHI is an innovative technology company offering a comprehensive suite of enterprise security solutions and consulting services.

The merger agreement has been unanimously approved by the Company’s board of directors. Upon completion of the merger, the former security holders of IdentiPHI would hold approximately 75% of Saflink’s common stock (on a fully-converted basis) and the security holders of Saflink would continue to hold the remaining 25% of Saflink’s common stock (on a fully-converted basis). The merger is subject to customary conditions, including the approval of the Company’s stockholders. The merger agreement contains certain covenants regarding the operation of both parties prior to closing as well as the cooperation of both parties in meeting conditions to closing. The merger agreement also contains termination rights in favor of both Saflink and IdentiPHI upon the occurrence of certain events, including the right of either party to terminate the merger agreement after March 31, 2008, and under certain circumstances after February 29, 2008, if the merger has not been consummated by such date and the failure to complete the merger is not caused by a breach of the merger agreement by the terminating party.

If the merger is approved by the Company’s stockholders and consummated, the merger would be accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger would be deemed a “reverse merger” and IdentiPHI would be treated as the “acquiring” company for accounting and financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of Saflink, the “acquired company,” would be, as of completion of the merger, recorded at their respective fair values and added to those of IdentiPHI, the “acquiring company,” including any identifiable intangible assets and an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets of Saflink.

The combined company’s historical financial statements prior to the merger would be restated to be those of IdentiPHI, with adjustments to IdentiPHI’s historical stockholders’ equity (deficit) and earnings (losses) per share to reflect the number of equivalent shares received by IdentiPHI’s stockholders in connection with the merger. The combined company’s financial statements issued after the merger would reflect operations of Saflink only after the completion of the merger and would not reflect the historical financial position or results of operations of Saflink prior to the merger.

5. Discontinued Operations

On March 9, 2007, the Company created FLO Corporation, as a wholly-owned subsidiary, to focus on the Company’s Registered Traveler business.

On April 16, 2007, Saflink entered into an Asset Purchase and Contribution Agreement with its wholly-owned subsidiary, FLO Corporation, pursuant to which FLO acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million. Pursuant to the agreement, FLO acquired $12,000 in furniture and equipment, and assumed certain contracts and acquired tradenames related to the Registered Traveler business. In addition, Saflink employees who primarily worked on the Registered Traveler program transferred their employment to FLO. Liabilities assumed in the transaction included $181,000 in accounts payable related to the Registered Traveler business and $68,000 in accrued paid time-off related to the transferred employees.

As of June 30, 2007, FLO was a wholly-owned subsidiary of the Company and the results of operations, balance sheets, and statement of cash flows were presented on a consolidated basis in Saflink’s Form 10Q, filed for the six months ended June 30, 2007. The effects of the Asset Purchase and Contribution Agreement entered into on April 16, 2007 were eliminated from the Company’s financial statements for the six months ended and as of June 30, 2007.

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of shares of its Series A preferred stock. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to Saflink in a forward stock split, and following the recapitalization and financing, Saflink was no longer a majority stockholder of FLO. In addition, as of July 3, 2007, the Company’s representation on FLO’s Board of Directors was reduced from 100% to 33%. As of September 30, 2007, as a result of subsequent issuances of FLO Series A preferred stock, the Company’s ownership of FLO’s voting securities was approximately 23%.

In accordance with Accounting Research Bulleting (ARB) No. 51 “Consolidated Financial Statements (as amended),” the Company concluded that the operations of FLO should not be presented on a consolidated basis as the conditions for consolidation have not been met. Specifically, the Company no longer had a controlling financial or voting interest in FLO, and the Company did not have the ability to exercise significant control over the operations of FLO due to its reduced representation on the board of directors.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of the Registered Traveler business for the three and nine months ended September 30, 2007 and 2006, have been reported separately as discontinued operations together with the gain on the disposal of the component’s assets and liabilities. The Registered Traveler component has historically been an operating division of Saflink Corporation and included in the consolidated results of operations through June 30, 2007. Loss from discontinued operations includes interest expense on debt issued by FLO Corporation to acquire the Registered Traveler business from Saflink. Operating results of all prior periods presented have been adjusted to reflect the Registered Traveler business as discontinued operations.

The results of the discontinued operations of the Registered Traveler business included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating expenses:
Product development	$—	$328	$368	$1,031
Sales and marketing	—	—	289	—
General and administrative	—	466	1,753	1, 179

Total operating expenses	—	794	2,410	2,210

Interest expense	—	—	(204)	—
Other income, net	—	—	29	—

Operating loss from discontinued operations	—	(794)	(2,585)	(2,210)

Gain on disposal of discontinued operations	7,973	—	7,973	—

Net income (loss) from discontinued operations	$7,973	$(794)	$5,388	$(2,210)

The $8.0 million gain was measured on July 3, 2007, the date that the Company determined that the Registered Traveler component should be classified as discontinued operations and no longer a consolidating entity. The gain includes the remaining balance on the $6.3 million note payable issued to the Company by FLO for the Registered Traveler business and adjustments to the Company’s balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

6. Investments

On July 3, 2007, FLO Corporation issued the Company 1,793,118 shares of its common stock. This investment represented approximately 23% of FLO’s outstanding voting securities as of September 30, 2007. The Company’s investment in FLO is being accounted for using guidance from APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company determined that despite it 23% ownership of FLO’s voting securities, the equity method was not appropriate as the Company does not have the ability to significantly influence FLO’s operations through a stockholder vote or representation on FLO’s board of directors. In addition, the Company’s intent to distribute its 23% ownership of FLO to its existing shareholders through a special dividend factored in the Company’s determination that the cost method was the appropriate accounting treatment for its investment in FLO.

The Company has not assigned any value to its investment in FLO as FLO had a working capital deficit as of July 3, 2007, the date FLO issued shares of its common stock the Company. Under the cost method, the Company will only recognize income related to its investment in FLO if FLO distributes dividends and, since its inception, FLO has not distributed any dividends to its common shareholders. Currently, FLO’s common stock does not have a readily determinable market value as it is not quoted or listed on a publicly traded market. If FLO’s common stock begins to be quoted or listed on a publicly traded market, the Company would apply guidance from SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for its investment in FLO.

7. Stock-Based Compensation

On September 6, 2000, the Company’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). The Company’s shareholders approved the 2000 Plan on September 24, 2001. The Company maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant. As of September 30, 2007, there were 1,132,435 shares available for issuance under the 2000 Plan.

Stock Option Awards

The Company estimates the fair value of stock-based option awards granted using the Black-Scholes-Merton (BSM) option valuation model. Generally, these awards have an exercise price that is equal to the fair value of the Company’s common stock at the date of grant with monthly vesting over a 36 month term, no post-vesting restrictions and expire ten years from the date of grant. The Company amortizes the fair value of all stock option awards using the single option valuation approach over the requisite service periods, which are generally the vesting periods.

Restricted Stock Awards

The Company measures the fair value of restricted stock awards based upon the market price of the underlying common stock as of the date of grant. These awards are amortized over their applicable vesting period using the straight-line method.

On August 30, 2007, under its 2000 Stock Incentive Plan, the Company granted restricted stock awards to its employees and members of its board of directors to acquire an aggregate of 3,374,592 shares of the Company’s common stock. The awards vest 25% every three months over a period of a twelve month period. However, in the event of (a) a change of control, or (b) the issuance by the Company of shares of its voting securities in a single or series of related transactions representing more than 50% of the Company’s voting securities immediately following such issuance, the awards would fully and immediately vest, provided that the recipient has not ceased to be a service provider of the Company. The Company measured the awards on the date of grant using the Company’s market price of $0.08 per share on August 30, 2007, multiplied by the number of shares granted. The restricted stock awards were valued at $270,000, which is being recognized over the vesting period of 12 months on a straight-line basis.

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

Compensation expense related to restricted stock awards from continuing operations was $24,000 and $82,000 for the three and nine months ended September 30, 2007, respectively. Compensation expense related to restricted stock awards from continuing operations for the three and nine months ended September 30, 2006, was $61,000 and $261,000, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense included in continuing operations related to all stock based awards for the three and nine months ended September 30, 2007 and 2006, which was incurred as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product development	$2	$27	$6	$85
Sales and marketing	2	22	20	64
General and administrative	64	268	217	619

Total stock-based compensation (continuing operations)	$68	$317	$243	$768

The following table summarizes stock-based compensation expense included in discontinued operations related to all stock based awards for the three and nine months ended September 30, 2007 and 2006, which was incurred as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product development	$—	$—	$—	$—
Sales and marketing	—	—	—	—
General and administrative	—	37	71	104

Total stock-based compensation (discontinued operations)	$—	$37	$71	$104

No compensation cost was capitalized as part of an asset during the three and nine months ended September 30, 2007 and 2006.

At September 30, 2007, the Company had 3,693,395 non-vested stock options that had a weighted average grant date fair value of $0.10, which excludes a performance option granted on September 28, 2006, to the Company’s interim chief executive officer to purchase up to 700,000 shares of the Company’s common stock. These shares are excluded because none of the performance criteria was probable of being met as of September 30, 2007. In addition, as of September 30, 2007, the Company had $330,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. The Company expects to recognize this cost over a weighted average period of 8 months.

8. Goodwill

The Company concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market, constituted triggering events under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the first and second quarters of 2006. As a result of the Company’s impairment testing, the Company determined that its goodwill had been impaired. Impairment losses on goodwill were $60.4 million for the nine months ended September 30, 2006. Given the volatility in the Company’s historical revenue trends, the significant decline in its market capitalization, and other indicators of fair value, the Company determined that the best estimate of fair value for the goodwill impairment tests during these periods was its market capitalization. The Company no longer had goodwill balances as of September 30, 2007, and December 31, 2006.

9. Inventory

The following is a summary of inventory as of September 30, 2007, and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$87	$47
Work-in-process	—	1
Finished goods	24	38

	$111	$86

10. Stockholders’ Equity and Convertible Debt

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

The Company elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of its common stock. For the July 2007 redemption amounts, the Company paid 50% in shares of its common stock and 50% in cash. In addition, the Company paid the July 2007 interest payment in cash and notified the debenture holders of its election to pay all future interest payments in cash. For the August 2007, September 2007, October 2007 and November 2007 redemption dates, the Company paid the entire redemption and interest amounts in cash. The Company has issued an aggregate of 68,270,039 shares of its common stock for payment of principal and interest on the debentures issued in June 2006. The Company recorded the differences between the fair market value of the common stock issued in payment of the principal and interest using the price per common share on the date the shares were issued, as reported on the Nasdaq Capital Market or the OTC Bulletin Board, and the calculated redemption conversion price and interest conversion price to interest expense in the Company’s statement of operations.

On July 24, 2007, and September 4, 2007, the Company entered into agreements with certain holders of its convertible debentures to prepay the principal balance at a discounted amount. The Company prepaid debentures representing an aggregate principal amount of $491,667 and the debenture holders agreed to an aggregate discount of $60,000 in exchange for the prepayment. The aggregate carrying value of the debentures, however, was less than the discounted prepayment amount resulting in a $34,000 loss, which has been recorded as a loss on early extinguishment of convertible debt in the Company’s statement of operations in the third quarter of 2007.

On August 24, 2007, FLO Corporation cancelled convertible debentures issued by the Company with a principal balance of approximately $1.9 million. These debentures were assigned to FLO by investors in FLO’s April 2007 convertible debt financing and its July 2007 Series A preferred stock issuance. The debentures were cancelled and applied against the outstanding principal balance of the $6.3 million promissory note issued by FLO Corporation to Saflink for the purchase of its Registered Traveler business on April 16, 2007. The $1.9 million principal balance of the debentures canceled was in excess of the carrying value of the debentures on the Company’s balance sheet, which resulted in a $250,000 loss, and has been recorded as a loss on early extinguishment of convertible debt in the Company’s statement of operations during the third quarter of 2007.

The following table summarizes the balances related to the Company’s convertible debentures issued in June 2006 as of September 30, 2007 (in thousands):

Original face value of convertible debentures	$8,000
Redemption payments (paid in shares of common stock)	(4,344)
Redemption payments (paid in cash)	(1,384)
Debentures assigned to FLO Corporation and cancelled in lieu of cash payment on $6.3 million promissory note	(1,854)
Principal reduction related to prepayment discounts	(60)
Less: unamortized debt discounts	(60)

Total carrying value, net of debt discount September 30, 2007	$298

Current portion of debt, net of debt discount	$298
Long term portion of debt, net of debt discount	$—

The following table summarizes interest expense for the year three and nine months ended September 30, 2007 and 2006, related to the Company’s convertible debentures issued in June 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Nominal interest expense (8% stated rate paid in shares of common stock).	$42	$160	$248	$192
Amortization of debt discount	400	736	2,179	858
Amortization of capitalized financing costs	158	157	537	182
Difference between fair value of common shares issued for redemption and interest and calculated Redemption Conversion Price and Interest Conversion Price	31	—	906	—

Total interest expense related to convertible debentures	$631	$1,053	$3,870	$1,232

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

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, the Company received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, the Company reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity. As of September 30, 2007, all cash redemption payments were made to the warrant holders and the current obligation has been reduced to zero.

11. Concentration of Credit Risk and Significant Customers

Two customers accounted for 70% and 10% of the Company’s revenue for the three months ended September 30, 2007, while three customers accounted for 20%, 20% and 15% of the Company’s revenue for the nine months ended September 30, 2007. Two customers accounted for 61% and 25% of the Company’s total accounts receivable balance as of September 30, 2007.

Three customers accounted for 29%, 11% and 10% of the Company’s revenue for the three months ended September 30, 2006, while one customer accounted for 14% of the Company’s revenue for the nine months ended September 30, 2006.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 29% and 37% of the Company’s revenue for the three and nine months ended September 30, 2007, respectively, while these sales accounted for 90% and 72% of the Company’s revenue for the three and nine months ended September 30, 2006. In addition, accounts receivable related to direct and indirect sales to the U.S. government and state and local government agencies accounted for 97% and 76% of the Company’s total accounts receivable balance as of September 30, 2007, and December 31, 2006, respectively.

12. Comprehensive Loss

For the three and nine months ended September 30, 2007, and 2006, the Company had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

13. Net Loss Per Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, convertible debentures and a convertible promissory note. As the Company had a net loss from continuing operations in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, convertible debentures and a convertible note to purchase or acquire 66,145,717 and 44,190,068 shares of common stock as of September 30, 2007, and 2006, respectively. There were 3,374,592 and 301,928 unvested shares of restricted common stock outstanding as of September 30, 2007, and 2006, respectively.

14. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by the Company’s chief operating decision maker. On March 9, 2007, the Company created FLO Corporation, a subsidiary focused on the Company’s Registered Traveler business. For the three and nine months ended September 30, 2006, and the first six months of 2007, neither Saflink nor FLO had generated revenue from the Registered Traveler business and, accordingly, the Company did not consider its Registered Traveler Solution Group or FLO as a separate operating segment during those periods. As a result of the events that led to FLO being considered a discontinued operation as of July 3, 2007, the Company has eliminated the operations of FLO and the Registered Traveler business from its continuing operations and classified these results as discontinued operations. In management’s view, the Company operated as a single segment for all periods presented.

15. Contingencies

G2 Resources, Inc. (G2) and Classical Financial Services, LLC (Classical) filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which in turn became Saflink’s wholly-owned subsidiary in August 2004. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. On June 29, 2007, the Company entered into a settlement agreement with G2 under which the Company agreed to pay $150,000 to G2 as consideration for the release of all claims against Pulsar Data Systems, Litronic and Saflink and the dismissal of the lawsuit. This charge was recorded in the Company’s statement of operations during the three months ended June 30, 2007. The Company paid G2 $150,000 during the third quarter of 2007 and all claims against Pulsar Data Systems, Litronic and Saflink have been dismissed.

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. The complaint was settled on September 19, 2007, and Saflink was released of all liability related to the claims alleged in the complaint.

16. Subsequent Event

On November 1, 2007, the Company entered into a Notes Conversion Agreement with Richard P. Kiphart, a member of the Company’s board of directors, to convert the outstanding principal and accrued but unpaid interest under both of Mr. Kiphart’s promissory notes with the Company and to waive his rights under the promissory notes, provided that (i) the outstanding principal and accrued but unpaid interest under the promissory notes is converted into shares of Saflink’s common stock at a per share conversion price equal to $0.0415, and (ii) the Company covenants not to declare a dividend payable to holders of shares of its common stock until after the promissory notes have been converted into shares of the Company’s common stock. In exchange, Mr. Kiphart agreed to forbear from exercising his rights as a creditor under the promissory notes and applicable law prior to the closing of the Company’s proposed merger with IdentiPHI, Inc.

The aggregate outstanding principal and accrued but unpaid interest related to Mr. Kiphart’s notes was approximately $1.8 million, as of November 6, 2007. The number of shares the Company would be required to issue to Mr. Kiphart upon conversion of his promissory notes would exceed the total number of the Company’s authorized shares of common stock, so the Company must obtain stockholder approval of an increase to the number of shares of its common stock authorized before the conversion can occur.

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

Overview

We offer biometric security, smart card and cryptographic technologies that help protect intellectual property and control access to secure facilities.

During the last half of 2006, we began to take a series of steps to reduce expense and attempt to maximize our chances for success in key markets and programs. Those steps included management changes, a substantial reduction of our work force, a consolidation of facilities and narrowed focus for the business. As a result, we restructured the business in order to focus on two key areas, including our Registered Traveler Group and our Core Technologies Group.

Registered Traveler – On March 9, 2007, we created FLO Corporation, as a wholly-owned subsidiary, to focus on our Registered Traveler business. On April 16, 2007, we entered into an Asset Purchase and Contribution Agreement with FLO, pursuant to which FLO acquired all of our assets and certain liabilities related to our Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million.

From proceeds related to its recent financing activities, FLO made cash payments against the $6.3 million promissory note issued to us for the Registered Traveler business in the amounts of $200,000, $400,000 and $1.6 million on May 2, 2007, July 3, 2007, and July 6, 2007, respectively. On August 24, 2007, FLO paid Saflink the remaining principal balance through a combination of $2.2 million in cash and the cancellation of approximately $1.9 million of outstanding debentures and a promissory note issued by us that had been assigned to FLO by FLO investors in connection with recent financings.

Through June 30, 2007, FLO was our wholly-owned subsidiary and our balance sheets, statement of operation and statement of cash flows were presented on a consolidated basis. The effects of any intercompany activities were eliminated from our consolidated financial statements for the six months ended and as of June 30, 2007.

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of shares of its Series A preferred stock. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to us in a forward stock split, and following the recapitalization and financing, we were no longer a majority stockholder of FLO. In addition, on July 3, 2007, our representation on FLO’s board of directors was reduced from 100% to 33%. As of September 30, 2007, as a result of subsequent issuances of FLO Series A preferred stock, our ownership of FLO’s voting securities was approximately 23%. Taking these events into consideration, we concluded that the operations of FLO should be treated as discontinued operations and should no longer be presented on a consolidated basis as the conditions for consolidation were no longer met. In particular, we no longer had a controlling financial or voting interest in FLO and we no longer had the ability to exercise significant control over the operations of FLO. In addition, our intent to distribute our ownership stake in FLO to our existing shareholders through a special dividend in the coming months was a factor in our determination that FLO should no longer be treated as a consolidating entity and as discontinued operations. Our discussion and analysis of our operating results of all periods presented have been adjusted to reflect the Registered Traveler business as discontinued operations.

Core Technologies – Our Core Technologies Group focuses on seeking partnerships with companies that can combine their own investment in marketing, production, distribution and support with our products and intellectual property to offer solutions to the market that are mutually beneficial.

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

On August 30, 2007, we entered into a merger agreement with IdentiPHI. Pursuant to the merger agreement, we will acquire all of the outstanding shares of IdentiPHI in a stock-for-stock transaction where each outstanding share of IdentiPHI common stock will be exchanged for 6.1498 shares of our common stock, resulting in an aggregate of 614,980,000 shares of our common stock being issued to IdentiPHI. Headquartered in Austin, Texas, IdentiPHI is an innovative technology company offering a comprehensive suite of enterprise security solutions and consulting services.

The merger agreement has been unanimously approved by our board of directors. Upon completion of the merger, the former security holders of IdentiPHI would hold approximately 75% of our common stock (on a fully-converted basis) and the security holders of our common stock would continue to hold the remaining 25% of our common stock (on a fully-converted basis). The merger is subject to customary conditions, including the approval of our stockholders. The merger agreement contains certain covenants regarding the operation of both parties prior to closing as well as the cooperation of both parties in meeting conditions to closing. The merger agreement also contains termination rights in favor of us and IdentiPHI upon the occurrence of certain events, including the right of either party to terminate the merger agreement after March 31, 2008, and under certain circumstances after February 29, 2008, if the merger has not been consummated by such date and the failure to complete the merger is not caused by a breach of the merger agreement by the terminating party.

If the merger is approved by shareholders and consummated, the merger would be accounted for under the purchase method of accounting in accordance GAAP. After considering all the relevant factors in determining the acquiring enterprise, including relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, we concluded that the transaction would be accounted for as a “reverse merger” and IdentiPHI would be treated as the “acquiring” company for accounting and financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of Saflink, the “acquired company,” would be, as of completion of the merger, recorded at their respective fair values and added to those of IdentiPHI, the “acquiring company,” including any identifiable intangible assets and an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets of Saflink.

The combined company’s historical financial statements prior to the merger would be restated to be those of IdentiPHI, with adjustments to IdentiPHI’s historical stockholders’ equity (deficit) and earnings (losses) per share to reflect the number of equivalent shares received by the IdentiPHI’s shareholders in connection with the merger. The combined company’s financial statements issued after the merger would reflect operations of Saflink only after the completion of the merger and would not reflect the historical financial position or results of operations of Saflink prior to the merger.

Historically, our primary source of revenue has been the sale of our software and hardware products and consulting services combined with the resale of software applications and hardware products sourced or assembled from third parties. We believe our primary source of revenue over the next year will be (i) royalties based on IdentiPHI’s sales of products containing the SAFsolution and SAFmodule source code and (ii) royalties under the BAI license agreement. If the merger with IdentiPHI is approved, royalties from IdentiPHI will cease as the two companies will become one.

With many restructuring activities completed, we have new risks and challenges facing us, including our working capital position. We believe we have sufficient funds to continue operations at current levels through at least June 2008. To continue our current level of operations beyond these dates, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing.

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

The results of operations for FLO Corporation have historically been reported on a consolidated basis as it was a wholly-owned subsidiary or operating division of Saflink during all periods presented through June 30, 2007. Beginning on July 3, 2007, the Company considered its subsidiary, FLO Corporation, a discontinued operation and has presented the discussion and analysis of our results of operations as such.

We had net losses from continuing operations of $1.6 million and $6.0 million for the three and nine months ended September 30, 2007, respectively. The results for the three and nine months ended September 30, 2007, are compared to net losses from continuing operations of $20.7 million and $93.8 million for the three and nine months ended September 30, 2006, respectively.

We had a gain on disposal of our Registered Traveler component of $8.0 million for the three and nine months ended September 30, 2007. This included gains related to the remaining balance on the $6.3 million note payable issued to us by FLO for the Registered Traveler business and adjustments to our balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

We had a net loss from discontinued operations of $2.6 million for the nine months ended September 30, 2007. Comparatively, the net losses from discontinued operations for the three and nine months ended September 30, 2006, were $794,000 and $2.2 million, respectively.

We had net income attributable to common stockholders of $6.3 million for the three months ended September 30, 2007, while we had a net loss attributable to common stockholders of $568,000 for the nine months ended September 30, 2007. Net income for the three and nine months ended September 30, 2007, included net income from discontinued operations of $8.0 million and $5.4 million, respectively. These results also included non-cash interest expense related to our June 2006 convertible debenture issuance of $631,000 and $3.9 million for the three and nine months ended September 30, 2007, respectively. The results for the three and nine months ended September 30, 2007, are compared to net losses attributable to common stockholders of $21.5 million and $96.0 million for the three and nine months ended September 30, 2006, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2006, included impairment losses on goodwill, intangible assets and furniture and equipment of $89.6 million. There was no impairment loss on goodwill during the nine months ended September 30, 2007.

Revenue and Cost of Revenue

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006. The Registered Traveler component that is being treated as discontinued operations has never recognized any revenue and therefore does not impact our discussion of revenue and cost of revenue.

We recorded revenue primarily from four sources during the three and nine months ended September 30, 2007, and 2006: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for our software products, sales of our manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs.

During the three months ended September 30, 2007, software license sales were $67,000; sales of manufactured hardware were $0; and sales of third party software and hardware were $0, while service revenue was $26,000, which is comprised of $9,000 related to fees for consulting, integration and project labor and $17,000 related to customer support and product maintenance. During the same period in 2006, software license sales were $64,000; sales of manufactured hardware were approximately $1.3 million; and sales of third party software and hardware were $69,000, while service revenue was $244,000, which was primarily related to customer support and product maintenance.

Total revenue of $775,000 for the nine months ended September 30, 2007, decreased approximately $2.7 million, or 78%, from revenue of $3.5 million for the nine months ended September 30, 2006. Product and service revenue for the nine months ended September 30, 2007, were $527,000 and $248,000, respectively, compared to $3.0 million and $503,000, respectively, for the nine months ended September 30, 2006. The decrease in total revenue for the three and nine months ended September 30, 2007, can be primarily attributed to the significant decrease in revenue from the sale of third party and manufactured hardware during the three and nine months ended September 30, 2007. As a result of our source code sale, we don’t expect significant revenue from the sale of third party hardware or software as the majority of that revenue was derived from complementary products to our SAFsolution and SAFmodule software products. However, we do expect to receive quarterly payments based on a percentage of the buyer’s gross margin on products it sells over the next three years that includes the SAFsolution or SAFmodule source code. The amount of the deferred payments will be equal to a percentage of the buyer’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that include SAFsolution, (ii) 15% of gross margin on non-OEM sales that include SAFsolution, and (iii) 30% of gross margin on sales that include SAFmodule. In addition, we expect to receive royalties under our agreement with BAI for the use of our NetSign for mobile middleware product over the next four years. The BAI license agreement included an initial $100,000 payment plus a $25,000 fee in connection with the acceptance of the software, which were both received and recognized as revenue during the first quarter of 2007.

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

During the three months ended September 30, 2007, cost of revenue from software and manufactured hardware were both $0, cost of third party software and hardware was $0, while cost of service revenue was $8,000. During the same period in 2006, cost of revenue from software and manufactured hardware was $1,000 and $558,000, respectively, cost of revenue from third party software and hardware was $50,000, while cost of service revenue was $133,000. Total cost of revenue for the three months ended September 30, 2006 also included amortization of intangible assets of $670,000 and an impairment loss on intangible assets of $13.9 million.

Total cost of revenue of $8,000 for the three months ended September 30, 2007, decreased $15.3 million, nearly 100%, from cost of revenue of $15.3 million for the same period in 2006, primarily attributable to the decrease in total revenue, a $13.9 million reduction in impairment charges on intangible assets included in cost of revenue, and a $670,000 decrease in amortization of intangible assets being included in cost of revenue as the carrying value of intangible assets was zero as of December 31, 2006. Total cost of revenue of $322,000 for the nine months ended September 30, 2007, decreased $17.2 million, or 98%, from cost of revenue of $17.6 million for the same period in 2006. Product and service cost of revenue for the nine months ended September 30, 2007 were $205,000 and $117,000, respectively, compared to $1.3 million and $390,000, respectively, for the nine months ended September 30, 2006. Amortization of intangible assets recorded in cost of revenue was $0 and $2.0 million for the first nine months of 2007 and 2006, respectively. Total cost of revenue for the nine months ended September 30, 2006 also includes impairment charges on intangible assets of approximately $13.9 million. The overall decrease in total cost of revenue can be primarily attributed to lower revenue during the first nine months of 2007 when compared to the same period in 2006, a $15.9 million reduction in amortization and impairment of intangible assets being included in cost of revenue during the nine months ended September 30, 2007, as the carrying value of intangible assets was zero as of December 31, 2006.

Our gross profit for the three months ended September 30, 2007, was $85,000, or 91%, compared to a gross loss of $13.6 million, or negative 821%, for the same period in 2006. Our gross profit for the nine months ended September 30, 2007, was $453,000, or 58%, compared to a gross loss of $14.1 million, or negative 408%, for the same period in 2006. The increase in gross margin percentage for the three and nine months ended September 30, 2007, compared to the same periods in 2006 can be attributed to the decrease of amortization and impairment of intangible assets being included in cost of sales during 2007 as the carrying value of intangible assets was zero as of December 31, 2006.

Operating Expenses

The following discussion presents certain changes in our operating expenses that have occurred during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006. Operating expenses related to the Registered Traveler component that is being treated as discontinued operations are not reflected in the dollar and percentage changes or related discussion and analysis.

Total operating expenses for the three months ended September 30, 2007, decreased approximately $5.3 million, or 86%, to $870,000 from $6.2 million for the same period in 2006. Total operating expenses for the three months ended September 30, 2006 included a $716,000 impairment charge on furniture and equipment. The overall decrease was primarily due to reduced headcount in all departments and consolidation of facilities during the third and fourth quarters of 2006. From a functional operating expense perspective, the decrease was primarily due to a $3.4 million decrease in compensation and related benefits driven by headcount being reduced to 5 employees at September 30, 2007, compared to 81 employees at September 30, 2006. The decrease was also related to a $716,000 decrease in impairment charges on furniture and equipment, a $354,000 decrease in occupancy, telephone and Internet expense, and a $239,000 decrease in legal and professional services.

Total operating expenses for the nine months ended September 30, 2007, decreased approximately $75.6 million, or 97%, to $2.3 million from $77.9 million for the comparable period in 2006. This decrease was primarily attributable to the impairment losses on goodwill of $60.4 million during the first nine months of 2006 in addition to lower operating expenses across all departments for the nine months ended September 30, 2007, which was related to the significant reduction in headcount and consolidation of facilities during the third and fourth quarters of 2006.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2007, as compared to the same period in 2006 (in thousands):

	Three months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$(1,739)	(100)%	$(5,750)	(98)%
Sales and marketing	(1,620)	(95)	(5,048)	(90)
General and administrative	(1,220)	(61)	(3,702)	(70)
Impairment loss on furniture and equipment	(716)	(100)	(716)	(100)
Impairment loss on goodwill	—	—	(60,400)	(100)

	$(5,295)	(86)%	$(75,616)	(97)%

Product Development — Product development expenses consist primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses decreased $1.7 million, or 100%, during the three months ended September 30, 2007, to zero from $1.7 million for the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.4 million decrease in compensation and related benefits and a $295,000 decrease in occupancy, telephone and Internet expense. The decrease in compensation and related benefits was due to a reduction in product development headcount of 38 employees, or 100%, from September 30, 2006 to September 30, 2007. The decrease in occupancy, telephone and Internet expense for the third quarter of 2007 was also related to large reductions in headcount and facility consolidations, which resulted in less expense being allocated to product development.

For the nine months ended September 30, 2007, total product development expenses decreased $5.8 million, or 98%, compared to the same period in 2006. This decrease can be primarily attributed to a $4.7 million decrease in compensation and related benefits and a $919,000 decrease in occupancy, telephone and Internet expense.

Sales and Marketing — Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses decreased $1.6 million, or 95%, during the three months ended September 30, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.0 million decrease in compensation and related benefits, a $192,000 decrease in advertising and promotion expense and a $121,000 decrease in legal and professional services. The decrease in compensation and related benefits was primarily due to a reduction in sales and marketing headcount of 28 employees, or 97%, from September 30, 2006 to September 30, 2007, while the decrease in advertising and promotion expenses was related to the narrowed scope of our product offerings and fewer active marketing campaigns for the three months ended September 30, 2007. The decrease in legal and professional services was related to the reduction of outsourced consulting services, which were contracted in 2006 to help with lobbying efforts, brand identity and general advertising and promotion.

For the nine months ended September 30, 2007, total sales and marketing expenses decreased $5.0 million, or 90%, compared to the same period in 2006. This decrease can be primarily attributed to a $3.1 million decrease in compensation and related benefits due to the 97% headcount reduction from September 30, 2006 to September 30, 2007, a $581,000 decrease in advertising and promotion, and a $331,000 decrease in occupancy, telephone and Internet expense.

General and Administrative — General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses decreased $1.2 million, or 61%, during the three months ended September 30, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $933,000 decrease in compensation and related benefits, a decrease of $253,000 in legal and professional services, and a decrease of $71,000 in depreciation expense. The decrease in compensation and benefits was primarily driven by a reduction in general and administrative headcount of 10 employees, or 71%, from September 30, 2006 to September 30, 2007. The decrease in legal and professional services during the third quarter of 2007 was primarily related to an investment banking fee of $258,000 that the Company incurred during the third quarter of 2006. The decrease in depreciation expenses was primarily related to a $716,000 impairment charge on furniture and equipment, which we recorded during the third quarter of 2006, which significantly reduced the depreciable basis of our furniture and equipment.

For the nine months ended September 30, 2007, total general and administrative expenses decreased $3.7 million, or 70% compared to the same period in 2006. This decrease can be primarily attributed to a $1.9 million decrease in compensation and related benefits due to the headcount reduction from September 30, 2006 to September 30, 2007, and a decrease of $907,000 in legal and professional services, primarily related to decreased investment banking and legal fees.

Impairment Loss on Goodwill — We concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of our common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the first and second quarters of 2006. As a result of our impairment testing, we determined that our goodwill had been impaired. Impairment losses on goodwill were $30.7 million and $60.4 million for the three and nine months ended September 30, 2006, respectively. Given the volatility in our historical revenue trends, the significant decline in our market capitalization, and other indicators of fair value, we determined that the best estimate of fair value for the goodwill impairment tests during these periods was our market capitalization. We no longer had goodwill balances as of September 30, 2007, and December 31, 2006.

Interest expense

Interest expense for the three and nine months ended September 30, 2007, was $767,000 and $4.0 million, respectively, compared to $983,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively. Interest expense for the three and nine months ended September 30, 2007 and 2006, primarily consisted of interest on promissory notes payable to a related party, and interest related to our June 2006 convertible debenture and warrant issuance.

As of September 30, 2007 and 2006, we had one convertible note outstanding with Richard P. Kiphart, current member of our board of directors, with a face value of $1.25 million, an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note was due and payable on December 31, 2006, we did not pay the balance due at that time. We continue to accrue interest at 10% on the outstanding principal balance. In addition, as of September 30, 2007, we had one unsecured promissory note also held by Mr. Kiphart with a face value of $400,000, and an annual interest rate of 10%, which is payable in four equal quarterly installments beginning January 1, 2008. On November 1, 2007, we entered into a Notes Conversion Agreement with Mr. Kiphart pursuant to which Mr. Kiphart agreed to convert the outstanding principal and accrued but unpaid interest under both his notes into shares of our common stock at a conversion rate of $0.0415 per share. Because the number of shares of common stock we would be required to issue to Mr. Kiphart upon conversion of his promissory notes would exceed the total number of our authorized shares of common stock, we must obtain stockholder approval of an increase to the number of shares of our common stock authorized before we can effect the conversions. In exchange, Mr. Kiphart agreed to forbear from exercising his rights as a creditor under the promissory notes and applicable law prior to the closing of our proposed merger with IdentiPHI, Inc. Interest expense related to these notes for the three and nine months ended September 30, 2007, was $42,000 and $121,000, respectively, compared to $31,000 and $93,000 for the three and nine months ended September 30, 2006, respectively.

On June 12, 2006, we raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures is redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. In our discretion, we had the choice to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of our common stock. We elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of our common stock. We elected to pay 50% of the July 2007 redemption in shares of common stock and 50% in cash. We paid July 2007 interest due in cash and paid the August 2007, September 2007, October 2007 and November 2007 monthly redemption and interest due in cash. As of September 30, 2007, the remaining principal balance of our outstanding debentures was $358,000, but have been paid in full as of November 1, 2007. Interest expense related to our debentures for the three and nine months ended September 30, 2007, was $631,000 and $3.9 million, respectively, compared to $943,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively.

Other income, net

Other income for the three and nine months ended September 30, 2007, was $199,000 and $177,000, respectively. This is compared to $79,000 and $250,000 for the three and nine months ended September 30, 2006, respectively. Other income primarily consisted of interest earned on cash and money market balances and interest earned on the $6.3 million promissory note issued to us on April 16, 2007 by FLO Corporation to purchase the Registered Traveler business.

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

Income tax provision

There was no income tax expense for the three and nine months ended September 30, 2007, while we recorded income tax expense of $13,000 and $39,000 for the three and nine months ended September 30, 2006, respectively. We recorded income tax expense of $13,000 during the first three quarters of 2006, which represented the income tax effect of goodwill amortization created by our asset purchase from BSG in December 2003. For tax purposes we amortized the goodwill over 15 years whereas for book purposes the goodwill was not amortized, but instead tested at least annually for impairment. The effective tax rate applied to the tradenames intangible asset and goodwill amortization deductible for tax purposes was 36%.

Modification of Outstanding Warrants

There was no significant modification of warrants recorded for the three and nine months ended September 30, 2007. Our convertible debenture issuance on June 12, 2006, triggered anti-dilution provisions contained in certain outstanding warrants. Accordingly, we recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of our common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

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

Loss on early extinguishment of convertible debt

On July 24, 2007, and September 4, 2007, we entered into agreements with certain holders of our convertible debentures to prepay the principal balance at a discounted amount. We prepaid debentures representing an aggregate principal amount of $491,667 and the debenture holders agreed to an aggregate discount of $60,000 in exchange for the prepayment. The aggregate carrying value of the debentures, however, was less than the discounted prepayment amount resulting in a $34,000 loss, which has been recorded as a loss on early extinguishment of convertible debt in our statement of operations in the third quarter of 2007.

On August 24, 2007, FLO Corporation cancelled convertible debentures issued by us with a principal balance of approximately $1.9 million. These debentures were assigned to FLO by investors in FLO’s April 2007 convertible debt financing and its July 2007 Series A preferred stock issuance. The debentures were cancelled and applied against the outstanding principal balance of the $6.3 million promissory note issued by FLO Corporation to us for the purchase of our Registered Traveler business on April 16, 2007. The $1.9 million principal balance of the debentures canceled was in excess of the carrying value of the debentures on our balance sheet, which resulted in a $250,000 loss, and has been recorded as a loss on early extinguishment of convertible debt in our statement of operations during the third quarter of 2007.

Discontinued Operations

We recognized losses from discontinued operations related to FLO Corporation and our Registered Traveler business of $0 and $2.6 million for three and nine months ended September 30, 2007. This is compared to losses of $794,000 and $2.2 million for three and nine months ended September 30, 2006.

We recognized a gain from the disposal of FLO and the Registered Traveler business of $8.0 million for the three and nine months ended September 30, 2007. The $8.0 million gain was measured on July 3, 2007, the date we determined that the Registered Traveler component should be classified as discontinued operations and no longer a consolidating entity. The gain includes the remaining balance on the $6.3 million note payable issued to us by FLO for the Registered Traveler business and adjustments to our balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2007, primarily from our existing working capital at December 31, 2006, through the issuance of a $400,000 promissory note to a related party, through the proceeds of the sale of our rights to our SAFsolution and SAFmodule software programs to IdentiPHI, LLC, and through the $4.4 million received from FLO Corporation for the purchase of our Registered Traveler business. As of September 30, 2007, our principal source of liquidity largely consisted of $1.9 million of cash and cash equivalents and our working capital deficit was $955,000. This is compared to $1.4 million of cash and cash equivalents and a working capital deficit of $6.3 million as of December 31, 2006.

We expended $2.0 million in operating activities from continuing operations during the first nine months of 2007, compared to $13.7 million for the same period in 2006. The net loss of $568,000 for the nine months ended September 30, 2007 included a gain from discontinued operations of $5.4 million as well as non-cash interest expense of $3.8 million. Other significant adjustments to the net loss included a decrease in accrued expenses of $757,000, a decrease in accounts payable of $446,000, an increase in deferred revenue of $468,000, and a decrease in accounts receivable of $309,000.

Net cash provided by investing activities was $4.4 million during the nine months ended September 30, 2007, primarily related to the sale of our Registered Traveler business to FLO Corporation. This is compared to $474,000 used for purchases of furniture and equipment for the same period in 2006, which was primarily related to the purchase of equipment and leasehold improvements for our executive offices in Kirkland, Washington, which we began to occupy in May 2006.

Net cash expended for financing activities was approximately $1.2 million during the nine months ended September 30, 2007, compared to net cash provided by financing activities of $6.4 million during the same period in 2006. During the first quarter of 2007, we received proceeds from the issuance of a $400,000 promissory note to a related party. These proceeds were offset by approximately $1.4 million of redemption and interest payments on the convertible debentures we issued in June 2006, and $198,000 in payments related to redemption provisions contained in our Series A warrants.

Net cash used in discontinued operations was approximately $632,000 for the nine months ended September 30, 2007. This included $1.1 million in net cash provided by financing activities of discontinued operations, which related to the issuance of convertible promissory notes during the second quarter of 2007. These cash inflows from discontinued operations were offset by approximately $1.8 million cash used in operating activities of discontinued operations.

For the nine months ended September 30, 2006, we expended approximately $2.1 million for discontinued operations, which was primarily related to operating activities.

As a result of the capital raised from the promissory note issued in January 2007, the proceeds from the sale of SAFsolution and SAFmodule, the reduction of operating expenses related to the creation of FLO, and the $4.4 million in cash payments received from FLO against the $6.3 million note receivable, we believe we have sufficient funds to continue operations at current levels through at least June 2008. We currently do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond this date, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. There is no assurance that we will be able to obtain additional financing on acceptable terms, or at all.

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

Our significant fixed commitments with respect to our convertible note obligations and our operating leases as of September 30, 2007, were as follows (in thousands):

	Payments For The Year Ended December 31,
	Total	Remainder 2007	2008	2009	2010
Operating leases	$448	$70	$287	$90	$1
Sublease rental receipts	(434)	(67)	(281)	(86)	—
Convertible debentures	358	358	—	—	—
Convertible debentures interest	2	2	—	—	—
Convertible note payable to related party	1,250	1,250	—	—	—
Convertible note to related party interest	188	188	—	—	—
Promissory notes to related party	400	—	400	—	—
Promissory note to related party interest	40	—	40	—	—

Total contractual cash obligations	$2,252	$1,801	$446	$4	$1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

G2 Resources, Inc. and Classical Financial Services, LLC filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which in turn became our wholly-owned subsidiary in August 2004. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. In 2005, G2 amended its complaint to add Litronic, Inc. as a defendant. In April 2007, G2 filed a motion seeking the Court’s permission to add Saflink as a defendant. On June 29, 2007, we entered into a settlement agreement with G2 under which we agreed to pay $150,000 to G2 as consideration for the release of all claims against Pulsar Data Systems, Litronic and Saflink and the dismissal of the lawsuit. We paid G2 $150,000 during the third quarter of 2007 and all claims against Pulsar Data Systems, Litronic and Saflink have been dismissed.

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. The complaint was settled on September 19, 2007, and we were released of all liability related to the claims alleged in the complaint.

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

If we do not secure additional financing or close our merger with IdentiPHI by June 2008, we must reduce the scope of, or cease, our operations.

We have accumulated net losses of approximately $282.5 million from our inception through September 30, 2007. We have continued to accumulate losses after September 30, 2007, to date, and we may be unable to generate significant revenue or net income in the future. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. We believe we have sufficient funds to continue operations at current levels through at least June 2008. We do not have a credit line or other borrowing facility to fund our operations. To continue our current level of operations beyond this date we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing or close the merger with IdentiPHI by June 2008, we will be required to reduce the scope of, or cease, our operations. Even if we close our merger with IdentiPHI, it is likely that we will need to raise additional funds by June 2008 as a combined company.

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

Continuation of Saflink on a Going Concern Basis

We have received an audit opinion with explanatory paragraphs regarding our ability to continue as a going concern. The audit report of our independent registered public accounting firm issued on our audited financial statements for the fiscal year ended December 31, 2006, contains explanatory paragraphs regarding our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The issuance of shares of our common stock to IdentiPHI stockholders if the proposed merger is completed will substantially reduce the percentage interests of our stockholders.

If the merger is completed, it is expected that we will issue up to approximately 615 million shares of our common stock in the merger. The exchange ratio is fixed and will not be adjusted to reflect stock price changes prior to the closing. In addition, we expect to issue up to approximately 46 million shares of our common stock prior to the merger upon conversion of outstanding promissory notes. Based on the number of shares of our common stock outstanding on our record date, the former stockholders of IdentiPHI will own, in the aggregate, approximately 75% of the shares of common stock of the combined company immediately after the merger, assuming the conversion of all securities convertible into shares of our common stock. Our issuance of shares of our common stock to IdentiPHI stockholders in the merger and upon conversion of outstanding promissory notes will cause a significant reduction in the relative percentage interest of current Saflink stockholders in earnings, voting, liquidation value and book and market value.

Uncertainty about the merger and diversion of management’s attention could harm us whether or not the merger is completed.

In response to the announcement of the merger, existing or prospective customers or suppliers may delay or defer their purchasing or other decisions concerning us, or they may seek to change their existing business relationship. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management’s attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the merger could adversely affect our business, prospects, stock price, and financial results.

Completion of the merger is conditioned upon, among other things, approval of the merger by our stockholders and approval of those persons whose consent or approval is required under certain agreements. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent us from realizing the anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of our common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of our common stock.

If the charter amendment is not approved by stockholders or if the merger is not completed, our agreement with Richard P. Kiphart, a member of our board of directors, to convert all of his outstanding principal and accrued but unpaid interest on outstanding promissory notes will terminate. As a result, Mr. Kiphart will be entitled to exercise his rights as a creditor under his outstanding promissory notes and under applicable law. Because we do not have sufficient funds to pay Mr. Kiphart the amount due and payable under his outstanding promissory notes, if Mr. Kiphart exercised his rights as a creditor we may be required to reduce the scope of our business or cease our operations.

The anticipated benefits of the proposed merger may not be realized fully or at all or may take longer to realize than expected.

If the merger is completed, it will involve the integration of two companies that have previously operated independently with principal offices in two distinct locations. We and IdentiPHI have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, operations financial results, financial condition and stock price. Even if we and IdentiPHI were able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

Resales of shares of our common stock following completion of the proposed merger may cause the market price of our common stock to fall.

As of November 6, 2007, we had 160,552,837 shares of common stock outstanding and approximately 22 million shares of common stock subject to outstanding options, warrants or convertible promissory note. If the proposed merger is completed, we expect that we will issue approximately 615 million shares of common stock to the stockholders of IdentiPHI and approximately 46 million shares of common stock in connection with the conversion of outstanding promissory notes. The issuance of these new shares of our common stock and the sale of additional shares of our common stock that may become eligible for sale in the public market from time to time upon the exercise or conversion of options, warrants and promissory notes could have the effect of depressing the market price for shares of our common stock.

If the proposed merger is completed, a few stockholders will own a large percentage of our shares, and these stockholders could significantly influence our affairs which may preclude other stockholders from being able to influence stockholder votes.

If the proposed merger is completed, five of the stockholders of the combined company will beneficially own in excess of 79% of our outstanding common stock. Because of this substantial ownership, if they decided to act together they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders. Such concentrated ownership may decrease the value of our common stock and could significantly influence our corporate affairs, which may preclude other stockholders from being able to influence stockholder votes.

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

Two customers accounted for 70% and 10% of our revenue, for the three months ended September 30, 2007, while three customers accounted for 20%, 20% and 15% of our revenue for the nine months ended September 30, 2007. Two customers accounted for 13% and 11% of our revenue for the twelve months ended December 31, 2006. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

Doing business with the United States government entails many risks that could adversely affect us by decreasing the profitability of government contracts we are able to obtain and interfering with our ability to obtain future government contracts.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 29% and 37% of our total sales for the three and nine months ended September 30, 2007, respectively. Our sales to the U.S. government are subject to risks that include:

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Agreement and Plan of Merger and Reorganization, dated as of August 30, 2007, by and among Saflink Corporation, a Delaware corporation, Ireland Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of Saflink Corporation, and IdentiPHI, Inc., a Delaware corporation		8-K	2.1	0-20270	9/4/2007

10.2	Notes Conversion Agreement, dated as of November 1, 2007, by and among Saflink Corporation and Richard P. Kiphart		8-K	10.1	0-20270	11/2/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: November 14, 2007	By:	/S/ JEFFREY T. DICK
Jeffrey T. Dick Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Agreement and Plan of Merger and Reorganization, dated as of August 30, 2007, by and among Saflink Corporation, a Delaware corporation, Ireland Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of Saflink Corporation, and IdentiPHI, Inc., a Delaware corporation		8-K	2.1	0-20270	9/4/2007

10.2	Notes Conversion Agreement, dated as of November 1, 2007, by and among Saflink Corporation and Richard P. Kiphart		8-K	10.1	0-20270	11/2/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X