Form 10-Q/A
period 2007-09-30
SAFLINK CORP
filed 2007-11-21
CIK 847555

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

EXPLANATORY NOTE

This Amendment No. 1 to Saflink’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 14, 2007, is being filed to modify Saflink’s disclosure in Footnote 15. “Contingencies” in Part I, Item 1.d. “Notes to Condensed Consolidated Financial Statements” and Part II, Item 1 “Legal Proceedings.” This Form 10-Q/A does not amend, modify or update any other information.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SAFLINK CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. The case was settled on September 19, 2007.

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

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO as defendants. The case was settled on September 19, 2007.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saflink Corporation

DATE: November 21, 2007	By:	/s/ Jeffrey T. Dick
Jeffrey T. Dick
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

3

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

4