Form 10-Q/A
period 2007-09-30
SAFLINK CORP
filed 2007-12-26
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Saflink Corporation (the “Company”) has re-evaluated the accounting treatment for FLO Corporation, formerly a wholly-owned subsidiary of the Company, which was previously valued using the cost method beginning on July 3, 2007, and reported as a discontinued operation of the Company in the Form 10-Q filed for the fiscal quarter ending September 30, 2007. Based on its re-evaluation, the Company now believes that its investment in FLO Corporation should be accounted for using the equity method of accounting and not be considered discontinued operations because its ownership was above 20%, the Company has a seat on FLO’s board of directors and the spin-off of FLO had not yet been effected as of September 30, 2007 and is now planned for January 2008.

This amendment to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2007, amends and restates only those items of the previously filed Form 10-Q which have been affected by the reclassification of the Company’s Registered Traveler business from discontinued operations to continuing operations. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the reclassification and to make non-substantial revisions to the notes to the consolidated financial statements.

This Form 10-Q/A corrects the previously issued financial statements. See Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data including the Notes to Consolidated Financial Statements.

Saflink Corporation

FORM 10-Q/A

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

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$67	$1,414	$527	$2,956
Service	26	244	248	503

Total revenue	93	1,658	775	3,459
Cost of revenue:
Product	—	608	205	1,301
Service	8	134	117	390
Impairment loss on intangible assets	—	13,857	—	13,857
Amortization of intangible assets	—	670	—	2,012

Total cost of revenue	8	15,269	322	17,560

Gross profit (loss)	85	(13,611)	453	(14,101)
Operating expenses:
Product development	—	2,067	496	6,909
Sales and marketing	85	1,705	877	5,636
General and administrative	785	2,471	3,356	6,484
Impairment loss on goodwill	—	—	—	60,400
Impairment loss on furniture and equipment	—	716	—	716

Total operating expenses	870	6,959	4,729	80,145

Operating loss	(785)	(20,570)	(4,276)	(94,246)
Interest expense	(767)	(983)	(4,187)	(1,345)
Other income, net	199	79	206	250

Loss before income taxes	(1,353)	(21,474)	(8,257)	(95,341)
Income tax provision	—	13	—	39

Net loss	(1,353)	(21,487)	(8,257)	(95,380)
Modification of outstanding warrants	—	—	—	(585)
Loss on early extinguishment of convertible debt	(284)	—	(284)	—
Gain on sale of Registered Traveler business	7,973	—	7,973	—

Net income (loss) attributable to common stockholders	$6,336	$(21,487)	$(568)	$(95,965)

Net income (loss) per common share attributable to common stockholders - basic	$0.04	$(0.24)	$(0.00)	$(1.09)
Net income (loss) per common share attributable to common stockholders - diluted	$0.04	$(0.24)	$(0.00)	$(1.09)
Weighted average number of common shares outstanding:
Basic	156,943	88,405	135,877	88,203
Diluted	157,470	88,405	135,877	88,203

See accompanying notes to condensed consolidated financial statements.

SAFLINK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(568)	$(95,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Registered Traveler business	(7,973)	—
Change in cash held on behalf of others	(401)	—
Non-cash interest expense	3,871	1,040
Stock-based compensation	314	872
Depreciation and amortization	108	2,552
Loss on early extinguishment of convertible debt	284	—
Impairment loss on goodwill	—	60,400
Impairment loss on intangible assets	—	13,857
Impairment loss on furniture and equipment	—	716
Loss on disposal of fixed assets	22	5
Deferred taxes	—	39
Changes in operating assets and liabilities:
Accounts receivable, net	309	(456)
Inventory	(25)	49
Prepaid expenses and other current assets	123	19
Accounts payable	(251)	(127)
Accrued expenses	(80)	523
Deferred revenue	468	57

Net cash used in operating activities	(3,799)	(15,834)
Cash flows from investing activities:
Purchases of furniture and equipment	—	(512)
Proceeds from sale of furniture and equipment	2	6
Proceeds from sale of Registered Traveler business	4,356	—

Net cash provided by (used in) investing activities	4,358	(506)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	17
Proceeds from issuance of convertible debt, net of issuance costs	1,143	7,386
Principal payments on convertible debt	(1,384)	—
Interest payments on convertible debt	(30)	—
Proceeds from related party bridge loan	400	—
Warrant redemptions	(198)	(1,052)

Net cash provided by (used in) financing activities	(69)	6,351

Net increase (decrease) in cash equivalents	490	(9,989)
Cash and cash equivalents at beginning of period	1,407	15,217

Cash and cash equivalents at end of period	$1,897	$5,228

Supplemental disclosure of cash flow information:

	Nine months ended September 30,
	2007	2006
Cash paid for interest	$30	$62
Modification of outstanding warrants	—	585
Reclassification of warrants from liability to equity	—	196
Beneficial conversion feature related to convertible debentures	—	1,655
Warrants issued in connection with convertible debenture financing	—	2,812
Placement agent warrant issued in connection with convertible debenture financing	—	337
Non-cash additions to furniture and equipment	—	350
Common stock issued in lieu of cash for convertible debenture redemption payments	3,596	—
Reclassification of common stock subscribed to common stock issued and additional paid-in capital	163	—

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

Condensed Consolidated Financial Statements

The capital structure presented in these condensed consolidated financial statements is that of Saflink. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Saflink International, Inc., Litronic, Inc., and Ireland Acquisition Corporation (together, the “Company” or “Saflink”). All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for FLO Corporation have historically been reported on a consolidated basis as it was a wholly-owned subsidiary or operating division of Saflink during all periods presented through June 30, 2007. Beginning on July 3, 2007, the Company no longer considered FLO Corporation a consolidating entity for financial reporting purposes, which has been reflected in this Form 10-Q. The Company will account for its investment in FLO using the equity method of accounting for investments in common stock. For more information, please see Note 5 – Sale of Registered Traveler Business to FLO. In addition, the Company does not reflect any value for its 1,793,118 shares of FLO common stock in its consolidated balance sheet as of September 30, 2007. For more information, please see Note 6 – Investments.

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

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of its Series A preferred stock. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to FLO of $166,667 of Saflink’s outstanding 8% convertible debentures. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to Saflink in a forward stock split, and following this recapitalization and financing, Saflink was no longer a majority stockholder of FLO. As a result of the reduction in ownership in FLO and other factors discussed in Note 5 – Sale of Registered Traveler Business to FLO, the Company determined that the results of operation of FLO should not be presented on a consolidated basis as the conditions for consolidation have not been met. In addition, the Company has not assigned any value to its investment in FLO as FLO had a working capital deficit as of July 3, 2007; the date FLO issued shares of its common stock to the Company. For more information, please see Note 6 – Investments.

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

Investments

In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended),” the Company determined that its investment in FLO Corporation should be accounted for using the equity method of accounting. For more information, please see Note 6 – Investments.

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

5.	Sale of Registered Traveler Business to FLO

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

In accordance with Accounting Research Bulleting (ARB) No. 51 “Consolidated Financial Statements (as amended),” the Company concluded that the operations of FLO should not be presented on a consolidated basis as the conditions for consolidation have not been met. Specifically, the Company no longer had a controlling financial or voting interest in FLO.

The Company recognized an $8.0 million gain on the sale of its Registered Traveler business to FLO, which was measured on July 3, 2007, the date that the Company determined that FLO Corporation should no longer be a consolidating entity. The gain includes the remaining balance on the $6.3 million note payable issued to the Company by FLO for the Registered Traveler business and adjustments to the Company’s balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

6.	Investments

On July 3, 2007, FLO Corporation issued the Company 1,793,118 shares of its common stock. This investment represented approximately 23% of FLO’s outstanding voting securities as of September 30, 2007. In addition, Saflink’s chief executive officer holds a seat on FLO’s board of directors. Accordingly, the Company’s investment in FLO is being accounted for under the equity method using guidance from APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended).”

The Company has not assigned any value to its investment in FLO as FLO had a working capital deficit as of July 3, 2007; the date FLO issued shares of its common stock the Company. Under the equity method, the Company will not recognize losses related to its investment in FLO in excess of its carrying value. As the carrying value of the Company’s investment in FLO is zero and the Company is not obligated to provide further financial support to FLO and has not guaranteed any of FLO’s debt, the Company did not record any loss during the third quarter of 2007 related to its investment in FLO.

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

Compensation expense related to restricted stock awards was $24,000 and $145,000 for the three and nine months ended September 30, 2007, respectively. Compensation expense related to restricted stock awards for the three and nine months ended September 30, 2006, was $93,000 and $356,000, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all stock based awards for the three and nine months ended September 30, 2007 and 2006, which was incurred as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product development	$2	$27	$6	$85
Sales and marketing	2	22	20	64
General and administrative	64	305	288	723

Total stock-based compensation	$68	$354	$314	$872

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

The following table summarizes interest expense for the year three and nine months ended September 30, 2007 and 2006, related to the Company’s convertible debentures issued in June 2006 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Nominal interest expense (8% stated rate paid in shares of common stock)	$42	$160	$248	$192
Amortization of debt discount	400	736	2,179	858
Amortization of capitalized financing costs	158	157	537	182
Difference between fair value of common shares issued for redemption and interest and calculated Redemption Conversion Price and Interest Conversion Price	31	—	906	—

Total interest expense related to convertible debentures	$631	$1,053	$3,870	$1,232

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

13.	Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Share count used to compute basic and diluted net income per share is calculated as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding used to compute basic net income (loss) per share	156,943	88,405	135,877	88,203
Dilutive potential common shares:
Warrants	527	—	—	—

Shares used to compute diluted net income per share	157,470	88,405	135,877	88,203

The Company only reported net income attributable to common stockholders during the three months ended September 30, 2007. During that period, 65,219,246 shares of common stock potentially issuable from stock options, warrants, and convertible debt are excluded from the calculation of diluted net income per share because of their antidilutive effect.

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

16.	Subsequent Events

Notes Conversion Agreement

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

The aggregate outstanding principal and accrued but unpaid interest related to Mr. Kiphart’s notes was approximately $1.9 million, as of December 14, 2007. The number of shares the Company would be required to issue to Mr. Kiphart upon conversion of his promissory notes would exceed the total number of the Company’s authorized shares of common stock, so the Company must obtain stockholder approval of an increase to the number of shares of its common stock authorized before the conversion can occur.

On December 14, 2007, the Company amended the Notes Conversion Agreement, dated as of November 1, 2007, with Richard P. Kiphart. The amendment allows the Company to declare a dividend payable to holders of shares of its common stock before Mr. Kiphart’s outstanding promissory notes have been converted into shares of the Company’s common stock. The Company has also agreed to pay Mr. Kiphart, upon conversion of his promissory notes into common stock, a cash payment in an amount determined by a formula based on the number of shares of FLO Corporation common stock that Mr. Kiphart would have received had the Company spin-off of FLO Corporation common stock to its stockholders occurred after conversion of the promissory notes. The conversion of Mr. Kiphart’s outstanding promissory notes into shares of the Company’s common stock and the corresponding cash payment to Mr. Kiphart continues to be at the Company’s discretion at any time prior to the closing of the proposed merger with IdentiPHI, Inc., and remains subject to the approval by its stockholders of an amendment to its certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue.

Spin-off of FLO Corporation

On December 14, 2007, the Company’s board of directors declared a special in-kind dividend of shares of FLO Corporation to Saflink’s stockholders to effect a pro rata spin-off of all of the shares of FLO Corporation common stock owned by Saflink. The record date for the special dividend will be December 24, 2007, and the Company expects the payment date for the special dividend to be January 7, 2008.

The special dividend rate will be set at the record date, but is expected to be in an amount of 0.0111684 shares of FLO Corporation common stock for each share of Saflink common stock held as of the record date. The Company’s stockholders will not receive fractional shares of FLO Corporation common stock in the distribution. As a result, no stockholder holding fewer than 90 shares of the Company’s common stock as of the record date will receive shares of FLO Corporation common stock in the spin-off. Rather than distribute fractional shares, the distribution agent will combine the fractions, sell the shares in the open market and distribute the proceeds to the Company’s stockholders who would have received fractional shares. The distribution agent will, at its sole discretion and without influence by the Company or FLO Corporation, determine when, how, through which broker-dealer and at what price to make these sales.

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

On July 3, 2007, FLO raised approximately $4.7 million through the private placement of shares of its Series A preferred stock. Concurrent with this financing, FLO issued 1,793,118 shares of its common stock to us in a forward stock split, and following the recapitalization and financing, we were no longer a majority stockholder of FLO. In addition, on July 3, 2007, our representation on FLO’s board of directors was reduced from 100% to 33%. As of September 30, 2007, as a result of subsequent issuances of FLO Series A preferred stock, our ownership of FLO’s voting securities was approximately 23%. Taking these events into consideration, we concluded that the operations of FLO should no longer be presented on a consolidated basis as the conditions for consolidation were no longer met. In particular, we no longer had a controlling financial or voting interest in FLO.

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

The results of operations for FLO Corporation have historically been reported on a consolidated basis as it was a wholly-owned subsidiary or operating division of Saflink during all periods presented through June 30, 2007. Beginning on July 3, 2007, the Company determined that its subsidiary, FLO Corporation, should not be presented on a consolidated basis and has presented the discussion and analysis of our results of operations as such.

We had net income from operations of $6.4 million for the three months ended September 30, 2007, which included a gain on the sale of our Registered Traveler business of $8.0 million, while we had net loss of $568,000 for the nine months ended September 30, 2007. The results for the three and nine months ended September 30, 2007, are compared to net losses of $21.5 million and $96.0 million for the three and nine months ended September 30, 2006, respectively.

The $8.0 million gain on the sale of our Registered Traveler business during the three and nine months ended September 30, 2007 included gains related to the remaining balance on the $6.3 million note payable issued to us by FLO for the Registered Traveler business and adjustments to our balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

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

Total operating expenses for the three months ended September 30, 2007, decreased approximately $6.1 million, or 87%, to $870,000 from $7.0 million for the same period in 2006. Total operating expenses for the three months ended September 30, 2006 included a $716,000 impairment charge on furniture and equipment. The overall decrease was primarily due to reduced headcount in all departments and consolidation of facilities during the third and fourth quarters of 2006. From a functional operating expense perspective, the decrease was primarily due to a $3.7 million decrease in compensation and related benefits driven by headcount being reduced to 5 employees at September 30, 2007, compared to 81 employees at September 30, 2006. The decrease was also related to a $716,000 decrease in impairment charges on furniture and equipment, a $384,000 decrease in occupancy, telephone and Internet expense, and a $468,000 decrease in legal and professional services.

Total operating expenses for the nine months ended September 30, 2007, decreased approximately $75.4 million, or 94%, to $4.7 million from $80.1 million for the comparable period in 2006. This decrease was primarily attributable to the impairment losses on goodwill of $60.4 million during the first nine months of 2006 in addition to lower operating expenses across all departments for the nine months ended September 30, 2007, which was related to the significant reduction in headcount and consolidation of facilities during the third and fourth quarters of 2006.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2007, as compared to the same period in 2006 (in thousands):

	Three Months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$(2,067)	(100)%	$(6,413)	(93)%
Sales and marketing	(1,620)	(95)	(4,759)	(84)
General and administrative	(1,686)	(68)	(3,128)	(48)
Impairment loss on furniture and equipment	(716)	(100)	(716)	(100)
Impairment loss on goodwill	—	—	(60,400)	(100)

	$(6,089)	(87)%	$(75,416)	(94)%

Product Development — Product development expenses consist primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Product development expenses decreased $2.1 million, or 100%, during the three months ended September 30, 2007, to zero from $2.1 million for the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.5 million decrease in compensation and related benefits and a $309,000 decrease in occupancy, telephone and Internet expense. The decrease in compensation and related benefits was due to a reduction in product development headcount of 38 employees, or 100%, from September 30, 2006 to September 30, 2007. The decrease in occupancy, telephone and Internet expense for the third quarter of 2007 was also related to large reductions in headcount and facility consolidations, which resulted in less expense being allocated to product development.

For the nine months ended September 30, 2007, total product development expenses decreased $6.4 million, or 93%, compared to the same period in 2006. This decrease can be primarily attributed to a $5.1 million decrease in compensation and related benefits and a $967,000 decrease in occupancy, telephone and Internet expense.

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

For the nine months ended September 30, 2007, total sales and marketing expenses decreased $4.8 million, or 84%, compared to the same period in 2006. This decrease can be primarily attributed to a $3.1 million decrease in compensation and related benefits due to the 97% headcount reduction from September 30, 2006 to September 30, 2007, a $581,000 decrease in advertising and promotion, and a $563,000 decrease in legal and professional services.

General and Administrative — General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses decreased $1.7 million, or 68%, during the three months ended September 30, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $1.1 million decrease in compensation and related benefits, a decrease of $288,000 in legal and professional services, and a decrease of $74,000 in depreciation expense. The decrease in compensation and benefits was primarily driven by a reduction in general and administrative headcount of 10 employees, or 71%, from September 30, 2006 to September 30, 2007. The decrease in legal and professional services during the third quarter of 2007 was primarily related to an investment banking fee of $258,000 that the Company incurred during the third quarter of 2006. The decrease in depreciation expenses was primarily related to a $716,000 impairment charge on furniture and equipment, which we recorded during the third quarter of 2006, which significantly reduced the depreciable basis of our furniture and equipment.

For the nine months ended September 30, 2007, total general and administrative expenses decreased $3.1 million, or 48% compared to the same period in 2006. This decrease can be primarily attributed to a $2.1 million decrease in compensation and related benefits due to the headcount reduction from September 30, 2006 to September 30, 2007, and a decrease of $898,000 in legal and professional services, primarily related to decreased investment banking and legal fees.

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

Interest expense

Interest expense for the three and nine months ended September 30, 2007, was $767,000 and $4.2 million, respectively, compared to $983,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively. Interest expense for the three and nine months ended September 30, 2007 and 2006, primarily consisted of interest on promissory notes payable to a related party, and interest related to our June 2006 convertible debenture and warrant issuance.

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

Equity Investment in FLO

Following the guidance of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended),” we did not recognize any losses related to our investment in FLO Corporation that is being accounted for using the equity method as the carrying value of our investment in FLO is zero and we have not guaranteed any of obligations of FLO or committed to provide further financial support to FLO.

Gain on Sale of Registered Traveler Business

We recognized an $8.0 million gain from the sale of the Registered Traveler business to FLO during the three months ended September 30, 2007. The $8.0 million gain was measured on July 3, 2007, the date we determined that FLO Corporation should no longer be a consolidating entity. The gain includes the remaining balance on the $6.3 million note payable issued to us by FLO for the Registered Traveler business and adjustments to our balance sheet since FLO was no longer a consolidating entity as of July 3, 2007.

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

We expended $3.8 million in operating activities during the first nine months of 2007, compared to $15.8 million for the same period in 2006. The net loss of $568,000 for the nine months ended September 30, 2007 included a gain from discontinued operations of $8.0 million as well as non-cash interest expense of $3.9 million. Other significant adjustments to the net loss included an increase in deferred revenue of $468,000, stock-based compensation expense of $314,000, a decrease in accounts receivable of $309,000, loss on early extinguishment early extinguishment of convertible debt of $284,000, and a decrease in accounts payable of $251,000.

Net cash provided by investing activities was $4.4 million during the nine months ended September 30, 2007, primarily related to the sale of our Registered Traveler business to FLO Corporation. This is compared to $506,000 used for purchases of furniture and equipment for the same period in 2006, which was primarily related to the purchase of equipment and leasehold improvements for our executive offices in Kirkland, Washington, which we began to occupy in May 2006.

Net cash expended for financing activities was approximately $69,000 during the nine months ended September 30, 2007, compared to net cash provided by financing activities of $6.4 million during the same period in 2006. During the first quarter of 2007, we received proceeds from the issuance of a $400,000 promissory note to a related party. These proceeds were offset by approximately $1.4 million of redemption and interest payments on the convertible debentures we issued in June 2006, and $198,000 in payments related to redemption provisions contained in our Series A warrants.

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

Saflink Corporation

DATE: December 26, 2007	By:	/s/ JEFFREY T. DICK
Jeffrey T. Dick Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Agreement and Plan of Merger and Reorganization, dated as of August 30, 2007, by and among Saflink Corporation, a Delaware corporation, Ireland Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of Saflink Corporation, and IdentiPHI, Inc., a Delaware corporation		8-K	2.1	0-20270	9/4/2007

10.2	Notes Conversion Agreement, dated as of November 1, 2007, by and among Saflink Corporation and Richard P. Kiphart		8-K	10.1	0-20270	11/2/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X