Form 10-K
period 2007-12-31
IdentiPHI, Inc.
filed 2008-03-31
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number 0-20270

IdentiPHI, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13809 Research Blvd., Suite 275

Austin, Texas 78750

(Address of principal executive offices)

(512) 492-6220

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $4,701,963.

There were 54,889,826 shares of the registrant’s common stock outstanding as of March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 5 of this report and the information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s view only as of the date of this annual report. These forward-looking statements include, without limitation, statements regarding our expectations, beliefs, goals and plans. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those anticipated. These risks and uncertainties include those identified below and in Item 1A of this annual report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

As used in this annual report, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “IdentiPHI” refer to IdentiPHI, Inc., a Delaware corporation, and its subsidiaries.

Except as otherwise noted, references to the number of shares of common stock, stock options and warrants, exercise prices of stock options and warrants, common stock prices, and other share and per share data or amounts have not been adjusted to reflect our 1-for-15 reverse stock split effected on February 19, 2008.

Overview

We are a technology company offering a suite of enterprise security solutions and consulting services. We provide a comprehensive set of security products to strengthen identity management and authentication systems. Our combination of products and services enables our clients to leverage their investments in information security in order to improve productivity, optimize business processes and focus on their core business. Each of our solutions can be purchased as a stand-alone managed service or as part of a larger solution including business process consulting or application integration.

We were incorporated in the State of Delaware on October 23, 1991, and were formerly known as Saflink Corporation headquartered in Kirkland, Washington. On February 8, 2008, we completed our merger with IdentiPHI, Inc. whereby we acquired all of the outstanding shares of IdentiPHI in a stock-for-stock transaction. As a result of the merger, IdentiPHI became a wholly-owned subsidiary of Saflink. The two companies subsequently combined into a single entity and we changed our name to “IdentiPHI, Inc.” with our principal offices in Austin, Texas.

From a historical perspective, Saflink Corporation has more than 17 years of experience developing and delivering innovative biometric solutions to the enterprise customer market. Saflink made significant investment in developing strong biometric authentication solutions for both commercial and government organizations. Numerous successes were achieved with the sale of its flagship biometric middleware products into key verticals and customers. These customers included well known names in the healthcare, pharmaceuticals and finance verticals. At the same time, Saflink was an early pioneer in government identity programs. Saflink products have been used in the Department of Defense’s Common Access Card (CAC) program, the Transportation Worker Identification Credential (TWIC) program and the emerging Transportation Security Administration’s Registered Traveler program. The product development effort at Saflink explored emerging markets for product opportunities. Advanced authentication solutions, now in the IdentiPHI intellectual property portfolio, were developed for the small- and mid-sized business (SMB) market and the growing mobile device market. Patent applications were submitted for applicable and potentially unique technologies and processes, further augmenting the existing Saflink patent portfolio. The SAFsolution product and related biometric solutions were sold to IdentiPHI in early 2007 as part of Saflink’s corporate restructuring efforts.

The history of IdentiPHI dates back to 2005 when it was spun out of 3-Factor Security, founded by Peter Gilbert. IdentiPHI traces its evolution to a defining principle of any successful sales and marketing effort—building trust through understanding the customer needs and delivering the right solution. Through its involvement in the Department of Defense’s CAC program, IdentiPHI was able to integrate an advanced authentication solution offering based on relationships with best-of-breed partners, and position itself in the role of trusted expert and provider of identity solutions with a number of key distribution partners. Under this initial strategy, IdentiPHI met the growing demand for advanced authentication solutions through a combination of strong products and services and the development of distribution relationships and reseller programs. These channels enabled IdentiPHI to market the third party product lines and IdentiPHI-branded solutions to large enterprise accounts—delivering an added set of security functionality and enterprise-class capability. In order to meet the evolving needs of its customers, IdentiPHI decided it was necessary to create or acquire its own intellectual property and to add additional features to expand its competitive advantages. This necessity lead to IdentiPHI’s acquisition of SAFsolution and SAFmodule from Saflink in February 2007 and the ultimate merger of the two companies.

Our Business

As computer use has migrated towards a networked environment, and our economy has shifted towards information as a primary asset, individuals and organizations are becoming more concerned with protecting individual privacy and ensuring the security of information maintained on personal computers, the Internet, and corporate networks. Physical security for buildings and sensitive areas has also become a focal point in light of terrorism, workplace violence, and theft by employees of retail goods.

A number of technologies and strategies have been developed by the information security industry to address these concerns, including encryption methods, firewalls, intrusion detection tools, access permission systems, passwords, identification cards or tokens, magnetic stripe cards, digital certificates, and single sign-on applications. However, the effectiveness of each of these technologies and strategies is dependent upon the most critical and vulnerable component of the security process—positive personal identification and authentication of the individual seeking access.

With the growth of electronic commerce and the realities of today’s business operations, access points to the Internet and enterprise networks have increased significantly and now include desktops, home PCs, mobile laptops, hand-held devices and cellular phones. In recent years, industry leaders such as Microsoft’s Bill Gates have called for the end of passwords as a means to access computers and networks. This is due to the simple fact that using passwords as the primary method of verifying the identity of users (remote and local) is subject to a number of well-known security weaknesses. Passwords are frequently shared. Passwords are often written down and placed where others can see them. Common passwords like a user’s pet’s name or spouse’s name can be guessed. More complex passwords can be broken in minutes through sophisticated “dictionary” attacks based on tools that are easily available from Internet websites. Attempts to increase security by requiring complex passwords comprised of letters, numbers, and symbols are often met with significant resistance by employees. For any organization, especially larger enterprises, there is a measurable cost of managing forgotten and expired passwords relating to administration overhead and lost employee productivity. Disgruntled or unethical employees also account for a large percentage of the increasing incidence of significant financial loss from unauthorized access to electronic data or files.

Traditional methods of controlling physical access to buildings and secure areas also have a number of risks. Personal Identification Numbers (PINs), magnetic stripe cards, and radio frequency badges, by themselves have security vulnerabilities. Risk at the physical access points can be reduced by deploying technology that utilizes multiple authentication methods and device solutions.

Additionally, enterprises performing computer-based electronic transactions, such as recording actions taken in a manufacturing process, the act of dispensing pharmaceuticals, or the process of approving electronic documents, need to have a simple and secure way of authenticating digital signatures. The use of biometric authentication represents a cost-effective means of providing positive proof of identity when auditing events or approving computer-based transactions. The resultant audit trail of events links certain events to an individual’s unique biometric characteristics.

We believe that a sustainable market is developing for higher assurance authentication technologies used in information security, data privacy, and electronic access control applications. There are several factors that we believe will contribute to the growth of this industry:

•

Concern regarding critical infrastructure security continues to gain significant attention since the terrorist attacks of September 11, 2001. As a result, federal and local government funding is being increased to help protect critical government network infrastructures. Large government security initiatives have been launched over the past several years and focus on employing biometric components in credentialing to increase security of our nation by limiting and identifying access into and out of key checkpoints such as border crossings, airports and sea ports. The private sector is also recognizing the importance of securing networks and facilities against attacks by terrorists and other threats and is seeking higher assurance methods of user authentication.

•

The adoption of legislation and regulations—such as the landmark Health Insurance Portability and Accountability Act (HIPAA) healthcare regulations and the Gramm-Leach-Bliley Financial Modernization Act—require that customer information, data, and financial records be kept secured, and outline substantial penalties for failure to do so. Similarly, the FDA’s regulation 21CFR Part 11 requires positive authentication of digital signatures placed on electronic records created within regulated industries such as pharmaceutical manufacturing.

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

•

New biometric devices, such as silicon chip-based fingerprint sensors and iris recognition cameras, are now widely available from name-brand commercial vendors. These vendors are continuing to make significant investments in improving the technology.

•

The International Biometric Industry Association (IBIA), the industry’s official trade association, has been effective in helping to shape public policy in favor of the use of biometrics as a viable security mechanism.

•

The BioAPI Consortium, a group of more than 120 organizations from the biometrics industry, government and information technology vendors, was successful in having the BioAPI Specification accepted as an official standard by the American National Standards Institute (ANSI). This specification defines a single industry-standard specification for connecting biometric devices to computer systems and is expected to encourage implementation of biometrics by facilitating the interoperability of different biometric technologies. This standard is now before the International Organization for Standards (ISO) for balloting to become an international standard.

Our Products

Our software and hardware security solutions are designed to protect these critical business assets. Our solutions provide a robust framework designed to improve trust through strong authentication, verification and management of identities. Our authentication products support a wide variety of biometrics and smart card technologies and are designed to improve the security of workstations, computer networks, facilities and physical access points. Instead of a user providing a password, users provide either a unique biometric characteristic, using any one of a number of biometric technologies, or a PKI enabled smart card/credential.

Our software products are standards-compliant and developed with an open systems architecture, which means customers are not tied to one technology or device but can mix and match authentication technologies. For example, customers can select their preferred biometric technologies—such as fingerprint and iris recognition—to meet their unique security needs. This flexibility allows customers a migration and support path for cheaper or better devices as they become available.

Our focus is on three primary lines of products and offerings: enterprise software solutions, security consulting services and third party products.

Enterprise Software Solutions

Our enterprise products that are designed to operate in the computer network environment of large organizations include:

•

SAFsolution® Enterprise Edition. SAFsolution is a biometric, smart card and public key infrastructure (PKI) security solution that enables users to log on to their Windows® workstations and enterprise network domains based on Microsoft’s Active Directory™ and Windows 2000/2003 Server. Designed and tested for enterprise-level deployments, SAFsolution tightly integrates with Microsoft Active Directory to allow administrators to secure network and workstation access. SAFsolution works with a wide variety of biometric hardware devices, including fingerprint, voice, iris, and facial recognition devices to provide maximum flexibility for enterprise environments. SAFsolution also supports

PKI-based smart cards as a second factor of authentication for those environments requiring the highest levels of access security. SAFsolution fully leverages the Active Directory management infrastructure to provide advanced features for centralized policy management and event auditing as well as flexible biometric enrollment options necessary for large-scale deployments. SAFsolution works seamlessly with a number of market-leading Single Sign-On (SSO) products, which provide fast and convenient connection to applications on a network by supplying a user’s password automatically from an encrypted file. SAFsolution is able to enhance the security of SSO applications by providing the initial user access to the SSO software product through a secure biometric verification of the user.

•

SAFsolution® Workstation Edition. SAFsolution Workstation provides multi-biometric logon and unlocking of Windows workstations based on Microsoft NT/2000/XP operating systems. SAFsolution Workstation stores the user’s biometric information and Windows password in a hidden encrypted file on the local workstation disk drive. When properly configured, SAFsolution Workstation also logs the user onto the enterprise network using the cached network profile stored in the local disk drive. It is intended to provide a simple and low-cost method of deploying biometric authentication in an enterprise environment without requiring additions or modifications to the network server components. SAFsolution Workstation also provides a direct upgrade path to the enterprise version of SAFsolution that is fully integrated with Microsoft’s Active Directory Service and Microsoft Management Console for central storage and management of biometric credentials.

•

SAFmodule™ for NMAS. SAFmodule is a companion product to Novell Corporation’s Novell Modular Authentication Service™ (NMAS) security product and is fully certified and tested by Novell as an approved NMAS authentication method. SAFmodule implements multiple biometrics and Java™-based smart cards to replace passwords for enterprise users that are accessing Novell’s e-Directory central repository from a computer running Novell software components. SAFmodule extends Novell’s administrative tools to assist the administrator in managing the biometric and smart card properties of a user and includes the ability to share account privileges between users under administrator control. SAFmodule also contains flexible enrollment options that are necessary for large scale deployments. Communication between the individual employee’s computer and the Novell server is secure and encrypted, and all biometric data is stored and encrypted in Novell’s Secret Store. SAFmodule has also been qualified for use with SSO products provided by Novell, Healthcast and Passlogix.

•

SAFremote Authenticator™. SAFremote Authenticator enables strong authentication over remote and terminal sessions so that Citrix® Presentation Server®, Windows® Terminal Services, and Windows® XP Remote Desktop users and enterprise administrators enjoy the same high degree of security and convenience previously available to only locally secured authentication workstations.

•

SAFauthenticator SDK. Our SAFauthenticator SDK product enables programmers to integrate our biometric authentication framework with any enterprise application for a more secure infrastructure. SAFauthenticator SDK is used in conjunction with our SAFsolution or SAFmodule enterprise domain security products.

Security Consulting Services

Today’s state of the market for policy and security products and services is confusing at best for many organizations. Security is a complex process; a process which includes corporate policies and procedures that must be intertwined with training and technology solutions. Without proper processes, training, business requirement definitions and solutions, security initiatives will fail. Many organizations believe that security is an IT function and leave decisions and security management in the hands of individuals who may not know or understand the core business initiatives or how their decisions could affect those initiatives. Conversely, many IT professionals believe that business objectives and operations are secondary to IT security initiatives. Our approach to solving this problem is to bring the business, operations and technology together into comprehensive security offerings that bring the business and technical decision makers into the process.

Our strategy is to become a trusted advisor to our customers. To that end, we offer an additional layer of consulting and integration services which enables us to build long term relationships with our customers. This approach is circular and ongoing, enabling us to deliver value to the customer at each step of their security evaluation and implementation process.

Third Party Products

We promote and market our full enterprise network security product offering with customers to take advantage of the growing awareness of the importance of protecting enterprise network infrastructures from unauthorized access. Our security offering is significantly enhanced by our relationship with key strategic technology partners. These critical partners enable us to sell our products alongside their technologies and package their products with ours into a single offering. We look for strategic technology partners whose products complement our solutions and fill a customer need that would not otherwise be met.

Our third party products consist of the deployment of management services for secure authentication solutions and broader security products, including, but not limited to:

•	Single Sign-On (SSO) solution providers

•	Cryptographic algorithm providers

•	Compliance and audit assessment providers

•	Biometric peripheral device and sensor developers and providers

•	Biometric service and algorithm technology providers

•	Smart card technology providers

•	Smart card peripheral device and keyboard providers

•	Full disk encryption technology providers

•	Identity and credential management technology providers

Our third-party compliance assessment product, which assists in identification of the strengths and vulnerabilities of a business enterprise, is a unique capability that ties into our consulting services. By utilizing self-guided customer assessments we are able to engage with organizations during their planning phases and provide a well-defined path to remediation and implementation support. Central to our offering is eComplisoft, which blends our unique methodology with industry standards such as ISO 17799/27002. With eComplisoft we are able to provide our customers a comprehensive analysis showing current state and recommendations for remediation based on the existing threat levels within the organization.

Customers

Our customer acquisition strategy has been to assemble what we believed were the necessary technological components to address the major security programs that were developing in the federal government sector. Through a combination of internal development, acquisitions, and strategic partnerships, we have created a credentialing product suite well-suited to address these governmental and other industry initiatives.

As a result of this strategy and developments in security and authentication technologies, we have been successful in acquiring customers across a number of key vertical markets. While our products are not designed to provide functionality or features that are different across industries, we believe it is important that we position them differently when addressing the unique requirements and business drivers of the respective vertical markets. There are a number of internal and external market drivers which are specific to individual industries. We have targeted our sales and marketing activities on the following sectors: healthcare, manufacturing, financial services, and government.

Sales and Marketing

We use both direct and indirect sales and marketing to market our products and services. Our sales staff focuses on selling our products to end-user customers primarily within the sectors of healthcare, manufacturing, and financial services, and government, primarily in North America. Our sales and marketing team also trains and supports our indirect distribution channel partners and resellers.

We market our products to potential customers across a wide range of general business sectors primarily through:

•	Direct sales representatives who contact potential end-user customers through leads generated by our various marketing initiatives;

•	OEMs and distributors who provide our authentication software products offerings as part of bundled enterprise product solutions;

•	Resellers and integrators who purchase our products directly from us and sell them to end-user customers in a specified geographic region; and

•	Strategic alliance partners who introduce our products into their customer accounts that need biometric authentication features added to their respective product platforms.

Our relationships with resellers generally are formalized in written contracts addressing specific products to be sold, applicable discounts and the geographic territory within which our products can be sold. Our strategic alliances generally are with companies that have formal “partner” programs. These companies typically publicize our status as an alliance partner on their web sites and in other publications and forums. Alliance partnerships can provide us with specific benefits such as:

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

Our marketing goals include identifying potential resellers of our products, creating awareness of our product offerings, generating leads for follow-on sales and achieving greater order volume by disseminating our products through our multiple direct and indirect distribution channels worldwide.

Competition

We compete in the authentication market by approaching each project with comprehensive technology solutions as opposed to the promotion of basic product features. Our strategy is to differentiate our products in the marketplace by offering products that:

•	Combine the integrated value of smart cards, biometrics and physical access control in one offering;

•	Meet the requirements for large-scale enterprise network implementation;

•	Integrate with third party products via our SDK (Software Developers Kit);

•	Integration with existing Directory structures such as Active Directory or eDirectory

•	Use more than one biometric characteristic for identification;

•	Are open-systems-standards compliant; and

•	Are scalable as new users are added.

We believe our biometric and smart card middleware solutions offer a clear advantage as truly device ecumenical enterprise-level technology. Generally, competitive solutions are built around specific hardware platforms and are designed to showcase and sell more proprietary hardware. Our approach allows for different hardware options to be deployed as needed to different business units. This gives us the ability to sell on the strengths of all hardware vendors, and allows us to deploy the best that each has to offer.

We believe this same universal approach provides us an advantage in smart card opportunities. We provide customers with a great degree of flexibility when selecting card technologies that meet all requirements for logical and physical access. Through our support of more than 50 smart card models, we are able to source the best technology at the best price and still guarantee a future-proof solution. We believe both smart card and biometric markets are moving away from proprietary solutions and are more often looking to companies like IdentiPHI to ensure that projects adhere to available standards and reduce the risks commonly found when vendors limit options to force a fit with their own proprietary solutions.

We also utilize our relationships with key distribution partners to generate more awareness, leads, and customer base. We accomplish this awareness with our distribution channels through our security assessments, sales training, marketing, web site collaboration, joint sales calls, joint proposals, and other means.

The markets for our products and solutions are characterized by rapid technological change and we face intense and growing competition from larger, more established companies, as well as new entrants into our market. We expect competition to increase as other companies introduce products that are competitively priced, which may have increased performance or functionality or that incorporate technological advances that we have yet developed or implemented. We expect to continue to face competition from non-biometric technologies such as traditional passwords, token cards, smart cards, and digital certificates. Although we believe our products and services offer clear advantages over those of our competitors, we may not be able to compete effectively, which could reduce demand for our products and services.

Intellectual Property

In addition to our SAFsolution and SAFmodule product lines, we also maintain a robust intellectual property portfolio primarily consisting of Saflink’s historical core technology products and numerous issued and pending patents for biometric and authentication processes and technologies. Our approach with capitalization and utilization of each group of intellectual property is similar.

With our core technology products, our strategy is based on three alternatives: 1) utilize the existing investment and technology development for integration into our products where there is potential for complementary functionality and integration; 2) re-address the marketability and investment alternatives for continued product development or inclusion as potential new offerings; or 3) continued exploration of licensing/ownership alternatives with key partners who can benefit from the existing technology investment.

Our key core technology products include:

•	jForté—a FIPS 140-2, Level 3 token for high assurance applications;

•	EntryPoint—a network authentication appliance for the SMB market that supports multiple authentication factors;

•	SureAccess—a family of physical access product utilizing biometric and card authentication;

•	NetSign middleware—desktop and mobile smart card middleware applications; and

•	miValet—an identity-centric computing solution for easy and secure access to data regardless of its location.

Our patent portfolio consists of issued software patents covering certain components of our enterprise product offering and a number of issued patents covering fingerprint imaging technology which we believe can be utilized to enhance and create strategic relationships with fingerprint technology companies, television set-top companies, and computer and peripheral companies that will promote or use our software products. We believe the significance and value of these patents will increase over time as more revenues are generated in the biometric space.

We plan to protect and enhance the value of our patent portfolio through a combination of legal, product, and licensing approaches with potential and known infringers. In addition, we are endeavoring to create additional patent applications for our software systems that will hold significant value in future releases. However, we cannot be sure that we will be granted any pending patents, that any patent previously granted will prove enforceable, or that any competitive advantage will exist for us because of these patents or patent applications.

Protection of our proprietary products and services is important to our business. Similarly, the competitive nature of our industry makes any patents and patent applications of our licensors important to us. As a result, our failure or inability to maintain this type of protection could have a material adverse affect on our business, financial condition, results of operations and prospects.

Employees

As of March 27, 2008, we had 27 full-time employees. From time to time, we utilize consultants or contractors for specific assignments. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe that our relationship with our employees is good.

Item 1A.	Risk Factors

Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report.

We have accumulated significant losses and we may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of $4.4 million from our inception through December 31, 2007. We have continued to accumulate losses after December 31, 2007, to date, and we may be unable to generate significant revenue or any net income in the future. We have funded our operations primarily through the issuance of equity and debt securities to investors and may not be able to generate a positive cash flow in the future. If we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

As of March 27, 2008, 54,889,826 shares of our common stock were outstanding and there were a total of 1,474,379 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Our existing stock incentive plan had 10,632,510 shares available for future issuance. The issuance of additional shares of our common stock upon the exercise or conversion of outstanding options or warrants or the issuance of restricted stock grants could cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because they own approximately 71% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates), who were former members of IdentiPHI, LLC, beneficially own approximately 71% of our outstanding common stock as of March 27, 2008. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders.

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

We have depended on a limited number of customers for a substantial percentage of our revenue, and due to the non-recurring nature of these sales, our revenue in any period may not be indicative of future revenue.

Two customers accounted for 73% and 14%, respectively, of our revenue for fiscal 2007, while the same customer who accounted for 73% of our revenue in 2007 accounted for 86% of our revenue for fiscal 2006. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

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

The anticipated benefits of our recently completed merger may not be realized fully or at all or may take longer to realize than anticipated.

Our recently completed merger involved the integration of two companies that had previously operated independently with principal offices in two distinct locations. We must now devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, operations, financial results, financial condition and stock price. Even if we are able to integrate the two companies there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we had anticipated from the merger or that these benefits will be achieved within a reasonable period of time.

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

Our certificate of incorporation authorizes our board of directors to issue up to 66,667 shares of preferred stock, the issuance of which could adversely affect our common stockholders. We can issue shares of preferred stock without stockholder approval and upon terms and conditions, and having those types of rights, privileges and preferences, as our board of directors determines. Specifically, the potential issuance of preferred stock may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, voting control of our company even if the acquisition would benefit stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our current principal executive offices, consisting of approximately 4,224 square feet, in Austin, Texas, under a lease that expires in November 2008.

We also lease offices for our product development staff, consisting of approximately 1,724 square feet, in Edmonton, Alberta, Canada, under a lease that expires in November 2008.

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

We lease an additional 5,130 square feet of office space in Reston, Virginia under a lease that expires in February 2009. In April 2006, we entered into a sublease agreement with another entity to sublease this entire Reston facility through our lease expiration date. The differences in rental rates between the original lease and the sublease are minimal and did not have a material effect on our financial statements.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices of Common Stock

Our common stock was traded on the OTC Bulletin Board under the symbol “SFLK” through February 15, 2008. Effective with the open of business on February 19, 2008, our common stock began trading under the symbol “IDPI.” On February 19, 2008, we effected a 1-for-15 reverse stock split. As a result of the reverse stock split, every 15 shares of our common stock outstanding prior to the reverse stock split was combined and reconstituted into one share of our common stock. The reverse stock split decreased the number of shares of common stock outstanding from approximately 823 million shares to approximately 55 million shares. The following table sets forth the range of high and low close prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. Other than with respect to the first quarter of 2008, the numbers below do not reflect the 1-for-15 reverse stock split effected on February 19, 2008.

	Common Stock Close Price
	High	Low
2006
First Quarter	$1.07	$0.75
Second Quarter	0.82	0.37
Third Quarter	0.45	0.23
Fourth Quarter	0.36	0.07
2007
First Quarter	0.15	0.08
Second Quarter	0.09	0.03
Third Quarter	0.09	0.03
Fourth Quarter	0.08	0.03
2008
First Quarter (through March 27, 2008 and 1-for-15 reverse split effected)	0.60	0.27

Record Holders

As of March 27, 2008, there were 468 record holders of our common stock. This does not include the number of beneficial owners whose stock is in nominee or street name accounts through brokers. The last sale price of our common stock as reported on the OTC Bulletin Board on March 27, 2008, was $0.42 per share.

Dividend Policy

We have never paid or declared cash dividends on our common stock, and we do not intend to pay or declare cash dividends on our common stock in the foreseeable future

Equity Compensation Plan Information

Information relating to our equity compensation plan is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders. Additional information regarding our equity compensation plan can be found in Note 3 in our financial statements in this annual report.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward-looking. Forward-looking statements reflect management’s current expectations and are subject to risks and uncertainties discussed below and those identified in Item 1A of this annual report that could cause actual results to differ materially from historical results or those anticipated.

Overview

In August 2007, the entity known as “IdentiPHI, LLC” renamed itself as “IdentiPHI, Inc.” and changed its corporate form from a Delaware limited liability company to a Delaware corporation with authorized capital of 100,000,000 shares of $0.001 par value common stock. For purposes of this management’s discussion and analysis of financial condition and results of operations and when the context requires, we refer to this entity as “Former IdentiPHI.”

On August 30, 2007, Former IdentiPHI entered into a merger agreement with Saflink Corporation whereby Saflink agreed to acquire all of Former IdentiPHI’s outstanding shares of capital stock in a stock-for-stock transaction. On February 8, 2008, Saflink and Former IdentiPHI completed the merger which resulted in the former security holders of Former IdentiPHI holding approximately 75% of the combined company’s common stock and the security holders of Saflink holding the remaining 25% of the combined company’s common stock. The merger was deemed a “reverse merger” with Former IdentiPHI being treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink. Saflink and Former IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

We are a technology company offering a suite of enterprise security solutions and consulting services direct to end-users and through partners, distributers and resellers. During 2006, Former IdentiPHI primarily sold third party technology and solutions through these channels on a stand-alone basis and bundled and branded as IdentiPHI. During 2007, Former IdentiPHI focused its capital and resources on acquiring its own intellectual property in order to have more control over product direction and functionality and to have the ability to increase its overall gross margin on sales. As a result of these efforts, Former IdentiPHI acquired two biometric software products, SAFsolution and SAFmodule, from Saflink Corporation in February 2007, and immediately began to focus its product development efforts on updating the software code to current standards and adding new functionality and capabilities to these offerings.

For financial reporting purposes, Former IdentiPHI, and not Saflink Corporation, is considered the accounting acquirer. Accordingly, the historical financial statements presented in this annual report and the discussion of financial condition and results of operations herein are those of Former IdentiPHI and do not include Saflink Corporation’s historical financial results.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the enterprise software industry.

Revenue Recognition

We derive revenue from license and maintenance fees for software products, from reselling third party hardware and software applications and from fees for services for software installation, integration, implementation, maintenance and training. Revenue is recognized in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from biometric software and data security license fees is generally recognized upon delivery, provided that persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists so that the total fee can be allocated to the elements of the arrangement. For pilot or test versions of products, the revenue is recognized upon customer acceptance of permanent license rights. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the contract term. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

We generally recognize revenue upon delivery for hardware manufactured or enhanced internally and for third party hardware and software items that are resold.

Revenue for services relates primarily to installation, integration, implementation and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees are generally recognized as the services are performed.

Software Development Costs

Our current process for developing software is essentially completed concurrently with the establishment of technological feasibility and therefore costs associated with the development of software are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets (asset group) to be held and used are tested for recoverability whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. We periodically evaluate whether we have incurred any impairment losses on long-lived assets. We have not made provisions for an impairment loss as of December 31, 2007 and 2006.

Inventories

Our inventory is comprised of raw materials, work-in-process and finished goods related to smart card readers, biometric physical access readers and hardware appliances for its network authentication products which are either manufactured internally or by third parties, and may be purchased either separately or in connection with the installation of our security products. Inventories are stated at the lower of cost or market, on a first-in, first-out basis.

Results of Operations for fiscal 2007 and fiscal 2006

The following discussion and analysis are pertaining to the results of Former IdentiPHI for fiscal 2007 and 2006, which was prior to the February 8, 2008, merger between Saflink Corporation and Former IdentiPHI. We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, as well as our recent merger. We may not be able to successfully address these risks and difficulties.

We incurred a net loss of $2.1 million for the year ended December 31, 2007. These results included interest expense of $136,000 related to our unsecured loan from a related party, Key Ovation, LLC, and amortization expense of $130,000 related to software rights purchased from Saflink Corporation in February 2007. We incurred a net loss of $1.8 million for the year ended December 31, 2006, which included interest expense of $115,000 related to our Key Ovation loan.

The following discussion presents certain elements of our revenue and expenses that pertain to the years ended December 31, 2007 and 2006.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the years ended December 31, 2007 and 2006: enterprise software license sales; third party software and hardware sales; and service, maintenance and support revenue. From our statements of operations, product revenue consisted of license fees for our software products and sales of third party software and hardware products and applications. Service revenue consisted of payments for maintenance and support contracts, technical support, installation, integration, implementation and training services.

Revenue of $3.6 million for fiscal 2007 decreased 35% compared to revenue of $5.5 million for fiscal 2006. Revenue of $3.2 million came from product sales and $310,000 from services during 2007. Product revenue decreased 35%, or $1.8 million, in 2007, when compared to the $5.0 million recorded in 2006. Service revenue decreased 36%, or $176,000, compared to the $486,000 recorded in 2006. During fiscal 2007 and fiscal 2006, Synnex Corporation, a technology products distributor, accounted for 73% and 86% of our total revenue, respectively. During Fiscal 2007, Wells Fargo Bank accounted for 14% of our total revenue.

During fiscal 2007 enterprise software license sales were $221,000, product sales of third party software and hardware were $3.0 million, while services revenue was $310,000. During fiscal 2006 enterprise software license sales were $262,000, product sales of third party software and hardware were $4.8 million, while services revenue was $486,000.

The 35% decrease in revenue in fiscal 2007 from fiscal 2006 was primarily related to the unpredictability of the timing of orders and deployments in the authentication and biometric security markets. We also focused a large portion or our capital and resources during 2007 updating and enhancing our SAFsolution and SAFmodule software products purchased from Saflink Corporation in February 2007.

Total cost of revenue included enterprise software license cost of revenue, third party product cost of revenue and services cost of revenue. Enterprise software license cost of revenue includes purchased software that was integrated into our products. Product cost of revenue included the cost of software and hardware applications purchased from third parties and resold to our customers, resellers and distributors. Services cost of revenue consisted of the cost of maintenance and technical support provided on our enterprise software, as well as labor costs for consulting, installation, implementation, integration and training services.

During fiscal 2007 cost of revenue from enterprise software licenses was $26,000, the cost of product sales of third party software and hardware was $2.4 million, the cost of services revenue was $143,000, and intangible asset amortization classified as cost of revenue was $130,000. During fiscal 2006 cost of revenue from enterprise software licenses was $218,000, the cost of product sales of third party software and hardware was $4.3 million, while the cost of services revenue was $399,000.

Our gross profit for fiscal 2007 was $864,000, or 24%, while our gross profit for fiscal 2006 was $606,000, or 11%. Our gross profit percentage increase in fiscal 2007 was primarily attributable to increased sales of our own software that replaced sales of third party software products that had lower margins.

Operating Expenses

Product Development—Product development expenses consisted primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. For fiscal 2007 product development expenses were $553,000, while for fiscal 2006 product development expenses were $433,000. This increase was primarily related to additional outsourced product development spending in order to update and enhance our software products and solutions.

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses were $1.1 million for fiscal 2007, while sales and marketing expenses were $947,000 for fiscal 2006. This increase during fiscal 2007 was primarily related to increased compensation expense for additional sales headcount during fiscal 2007.

General and Administrative—General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses were $1.1 million for fiscal 2007, while general and administrative expenses were $957,000 for fiscal 2006. This increase during 2007 was primarily related to additional professional service expense, which included accounting, audit and legal fees.

Interest expense

Interest expense for fiscal 2007 was $149,000, while interest expense for fiscal 2006 was $117,000. Interest expense primarily consisted of interest accrued on our unsecured borrowings from Key Ovation.

Other income, net

Other income for fiscal 2007 was $4,000, while net other income for fiscal 2006 was $0. Other income primarily consisted of interest earned on cash and money market balances.

Liquidity and Capital Resources

We financed our operations during 2007 and 2006 primarily from our existing working capital and through an unsecured loan from a related party and a promissory note from Saflink Corporation that was issued in connection with the execution of the merger agreement with Saflink in August 2007. As of December 31, 2007, we had $53,000 of cash and cash equivalents and a working capital deficit was negative $487,000.

Our net cash outflows for operating activities were $2.9 million for fiscal 2007. The net loss of $2.1 million for fiscal 2007 included a $52,000 charge related to common stock issued for services performed and $130,000 in amortization of software rights purchased from Saflink. Other significant adjustments to the net loss included an increase in accounts receivable of $395,000 and a decrease in accounts payable of $869,000.

Net cash used by investing activities was $785,000 during fiscal 2007, with $7,000 related to the acquisition of equipment and furnishings and $778,000 related to the Saflink software rights acquisition.

Net cash provided from financing activities was $2.5 million during fiscal 2007, with $1.3 million related to proceeds from borrowing under the related party loan, an investment for membership interest in IdentiPHI, LLC of $778,000 and $400,000 in proceeds from the promissory note issued to Saflink.

Our net cash outflows for operating activities was $512,000 for fiscal 2006. The net loss of $1.8 million for fiscal 2006 included a $115,000 charge related to non-cash interest expense on the related party note payable. Other significant adjustments to the net loss included an increase in accounts receivable of $451,000 and an increase in accounts payable of $1.8 million.

Net cash used by investing activities was $32,000 during fiscal 2006 related to the acquisition of equipment and furnishings.

Net cash provided from financing activities was $1.8 million during fiscal 2006. These funds were provided through our unsecured loan from a related party.

We also received non-cash support from Key Ovation, LLC, in the form of warehouse and inventory management for inventories held for resale, processing of customer orders for goods held in inventory including receiving, storage, picking and shipping, and administrative support such as payroll processing, accounts payable processing, accounts receivable processing and inventory count management.

We maintain our headquarters in a leased facility with 4,424 square feet in Austin, Texas under a lease that expires in November 2008. We also lease 1,724 square feet of office space in Edmonton, Alberta, Canada for our product development staff under a lease that expires in November 2008. Remaining rent expense related to these leases for 2008 is approximately $94,000 and we do not have any other significant lease or purchase commitments beyond 2008.

As a result of the merger with Saflink on February 8, 2008, we now have two additional leases. In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. This entire facility is sublet to another entity through our lease termination date. Also in Reston, we lease 5,130 square feet of office space under a lease that expires in February 2009. This entire facility is sublet to another entity through our lease expiration date as well. The differences in rental rates between the original leases and the subleases are minimal and should not have a material effect on our financial statements in the future.

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

Information concerning our directors, executive officers and corporate is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

Information concerning our executives’ compensation is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information required to be disclosed hereunder is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders.

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

(b)	Exhibits

	Exhibit Title	Filed Herewith	Incorporated by Reference
Exhibit No			Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger and Reorganization, dated as of August 30, 2007, by and among Saflink Corporation, Ireland Acquisition Corporation and IdentiPHI, Inc.		8-K	2.1	000-20270	9/4/2007

3.1	Restated Certificate of Incorporation by Saflink Corporation		10-K	3.1	000-20270	3/30/2004

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saflink Corporation		8-K	3.2	000-20270	8/13/2004

3.3	Second Amended and Restated Bylaws of Saflink Corporation		10-Q	3.1	000-20270	8/14/2003

3.4	Certificate of Amendment to Certificate of Incorporation		8-K	3.1	000-20270	2/13/2008

3.5	Certificate of Ownership and Merger		8-K	3.2	000-20270	2/13/2008

3.6	Amendment to Bylaws of Saflink Corporation		10-Q	3.2	000-20270	11/15/2004

4.1	Registration Rights Agreement dated as of November 19, 2003, among SSP Solutions, Inc. and each investor named in Exhibit A thereto		8-K	10.4	000-26227	11/21/2003

4.2	Registration Rights Agreement dated as of June 8, 2005, among Saflink Corporation and the Purchasers listed therein		8-K	10.2	000-20270	6/13/2005

4.3	Form of Warrant		8-K	4.1	000-20270	6/13/2005

4.4	Amendment to Warrant of Saflink Corporation		8-K	99.1	000-20270	8/2/2004

4.5	Form of Series A-1 Warrant issued by SSP Solutions, Inc.		8-K	10.2	000-26227	11/21/2003

	Exhibit Title	Filed Herewith	Incorporated by Reference
Exhibit No			Form	Exhibit No.	File No.	Filing Date

4.6	Form of Series A-2 Warrant issued by SSP Solutions, Inc.		8-K	10.3	000-26227	11/21/2003

4.7	Form of Warrant Issued June 12, 2006		8-K	4.1	000-20270	6/15/2006

4.8	Registration Rights Agreement, dated as of June 12, 2006, by and among Saflink Corporation and the Purchasers		8-K	10.2	000-20270	6/15/2006

10.1	Saflink Corporation 2000 Stock Incentive Plan, as amended*		10-K	10.1	000-20270	3/30/2007

10.2	Form of Stock Option Agreement*		8-K	99.1	000-20270	9/7/2004

10.3	Form of Stock Purchase Agreement*		10-K	10.3	000-20270	3/31/2005

10.4	Deed of Lease dated November 10, 2003, between VA Branches, LLC and Saflink Corporation		10-K	10.8	000-20270	3/30/2004

10.5	Saflink Corporation 2005 Employee Stock Purchase Plan*		10-K	10.15	000-20270	3/17/2006

10.6	Lease Agreement dated November 21, 2005, by and between Saflink Corporation and Mastro Willows II, LLC		10-K	10.17	000-20270	3/17/2006

10.7	Lease Agreement dated March 1, 2006, by and between Saflink Corporation and South Carolina Research Authority		10-K	10.19	000-20270	3/17/2006

10.8	Agreement of Sublease dated April 21, 2006, by and between Saflink Corporation and Concept Solutions, LLC		8-K	10.1	000-20270	4/27/2006

10.9	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and John Atkinson*		8-K	10.1	000-20270	2/13/2008

10.10	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Jeffrey T. Dick*		8-K	10.2	000-20270	2/13/2008

10.11	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Peter A. Gilbert*		8-K	10.3	000-20270	2/13/2008

10.12	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Mark Norwalk*		8-K	10.4	000-20270	2/13/2008

10.13	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Steven M. Oyer*		8-K	10.5	000-20270	2/13/2008

10.14	IdentiPHI 2007 Equity Incentive Plan*		8-K	10.6	000-20270	2/13/2008

Exhibit No	Exhibit Title	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date

10.15	Form of Notice of Grant Under IdentiPHI 2007 Equity Incentive Plan*		8-K	10.7	000-20270	2/13/2008

10.16	Form of Stock Option Agreement under IdentiPHI 2007 Equity Incentive Plan*		8-K	10.8	000-20270	2/13/2008

10.17	Form of Restricted Stock Agreement under IdentiPHI 2007 Equity Incentive Plan*		8-K	10.9	000-20270	2/13/2008

10.18	Form of Restricted Stock Purchase Agreement*		8-K	10.10	000-20270	2/13/2008

10.19	Notes Conversion Agreement, dated November 1, 2008, between Richard P. Kiphart and Saflink Corporation		8-K	10.1	000-20270	11/2/2007

10.20	Saflink Corporation Severance Plan and Summary Plan Description dated January 9, 2007*		10-K	10.16	000-20270	3/30/2007

10.21	Agreement of Sublease dated February 5, 2007, between Saflink Corporation and Abraxas Corporation		10-K	10.17	000-20270	3/30/2007

10.22	Agreement to enter into Assignment Agreement and Sublease Agreement, dated April 13, 2007, by and between Saflink Corporation and Mantis Technology Group, Inc.		10-Q	10.6	000-20270	8/14/2007

21.1	Subsidiaries of IdentiPHI, Inc.	X

23.1	Consent of PMB Helin Donovan, LLP	X

24.1	Power of Attorney (included in the signature page of this report).	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

IDENTIPHI, INC.

By:	/s/ STEVEN M. OYER
Steven M. Oyer Chairman and Chief Executive Officer

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

	Signature	Title	Date

By:	/s/ STEVEN M. OYER Steven M. Oyer	Chairman and Chief Executive Officer (principal executive officer)	March 31, 2008

By:	/s/ JEFFREY T. DICK Jeffrey T. Dick	Chief Financial Officer (principal financial officer)	March 31, 2008

By:	/s/ ASA HUTCHINSON Asa Hutchinson	Director	March 31, 2008

By:	/s/ JACQUES BOUHET Jacques Bouhet	Director	March 31, 2008

By:	/s/ CHRISTER BERGMAN Christer Bergman	Director	March 31, 2008

IDENTIPHI’S FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

IdentiPHI, Inc.

We have audited the accompanying balance sheets of IdentiPHI, Inc. (the Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IdentiPHI, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, on August 30, 2007, Saflink Corporation (Saflink) entered into an Agreement and Plan of Merger and Reorganization with the Company, and Ireland Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Saflink, pursuant to which Saflink agreed to acquire all of the outstanding shares of IdentiPHI in a stock-for-stock transaction. The merger was completed on February 8, 2008.

/s/ PMB Helin Donovan, LLP

March 25, 2008 Austin, Texas

IDENTIPHI, INC.

BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$53	$1,229
Trade accounts receivable, net of allowance for doubtful accounts of $16 and $0 as of December 31, 2007 and 2006, respectively	846	451
Inventory	134	70
Other current assets	102	116

Total current assets	1,135	1,866
Other assets	51	7
Property and equipment, net	33	37
Intangible assets, net	648	—

Total assets	$1,867	$1,910

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$886	$1,755
Accrued expenses	225	87
Note Payable to Saflink Corporation	400	—
Note payable to related party	—	2,389
Deferred revenue	111	22

Total current liabilities	1,622	4,253
Other liabilities	—	14

Total liabilities	1,622	4,267

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value:
Authorized—100,000 and 0 shares as of December 31, 2007 and 2006, respectively
Issued—100,000 and 0 shares as of December 31, 2007 and 2006, respectively	100	—
Stock subscription receivable	(176)	—
Additional paid-in capital	4,730	—
Accumulated deficit	(4,409)	(2,357)

Total stockholders’ equity (deficit)	245	(2,357)

Total liabilities and stockholders’ equity (deficit)	$1,867	$1,910

See accompanying notes to financial statements.

IDENTIPHI, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006
Revenue:
Product	$3,242	$5,015
Service and other	310	486

Total revenue	3,552	5,501
Cost of revenue:
Product	2,415	4,496
Service and other	143	399
Amortization of intangible assets	130	—

Total cost of revenue	2,688	4,895

Gross profit	864	606
Operating expenses:
Product development	553	433
Sales and marketing	1,145	947
General and administrative	1,073	957

Total operating expenses	2,771	2,337

Operating loss	(1,907)	(1,731)
Interest expense	(149)	(117)
Other income, net	4	—

Net loss	$(2,052)	$(1,848)

Pro forma basic and diluted net loss attributable to common stockholders per common share	$(0.02)	$(0.02)
Pro forma weighted average number of common shares outstanding	88,624	80,928

See accompanying notes to financial statements.

IDENTIPHI, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Stock subscription receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	—	$—	$—	$—	$(509)	$(509)

Net loss	—	—	—	—	(1,848)	(1,848)

Balance at December 31, 2006	—	$—	$—	$—	$(2,357)	$(2,357)

Net loss	—	—	—	—	(2,052)	(2,052)
Contribution of cash for membership interest	—	—	—	778	—	778
Conversion of membership interests for common stock	83,458	84	—	(84)	—	—
Issuance of common stock for services	212	—	—	52	—	52
Conversion of note payable and accrued interest to related party into common stock, net of subscription receivable	16,330	16	(176)	3,984	—	3,824

Balance at December 31, 2007	100,000	$100	$(176)	$4,730	$(4,409)	$245

See accompanying notes to financial statements.

IDENTIPHI, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,052)	$(1,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	52	—
Non-cash interest expense on note payable to related party	136	115
Depreciation and amortization	141	14
Changes in operating assets and liabilities:
Accounts receivable, net	(395)	(451)
Inventory	(64)	(70)
Other assets	(30)	(116)
Accounts payable	(869)	1,814
Accrued expenses and other liabilities	124	12
Deferred revenue	89	18

Net cash used in operating activities	(2,868)	(512)
Cash flows from investing activities:
Purchases of furniture and equipment	(7)	(32)
Purchase of intangible asset	(778)	—

Net cash provided used in investing activities	(785)	(32)
Cash flows from financing activities:
Proceeds from note payable to related party	1,299	1,773
Proceeds from note payable to Saflink Corporation	400	—
Proceeds from issuance membership interest	778	—

Net cash provided by financing activities	2,477	1,773

Net increase (decrease) in cash and cash equivalents	(1,176)	1,229
Cash and cash equivalents at beginning of period	1,229	—

Cash and cash equivalents at end of period	$53	$1,229

Supplemental disclosure of non-cash financing activity:
Conversion of note payable and accrued interest to related party into common stock, net of subscription receivable of $176	3,824	—

See accompanying notes to financial statements.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

Organization

IdentiPHI, Inc., a Delaware corporation (“IdentiPHI”), was formed in October 2004 as a Delaware limited liability company, and subsequently converted to a Delaware corporation in August 2007. IdentiPHI began operations in October 2005 in Austin, Texas.

On February 8, 2008, IdentiPHI completed its merger with Saflink Corporation, a Delaware corporation, whereby Saflink acquired all of the outstanding shares of IdentiPHI in a stock-for-stock transaction. The merger was deemed a “reverse merger” and IdentiPHI is treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, IdentiPHI became a wholly-owned subsidiary of Saflink. The two companies subsequently combined into a single entity and changed its name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

Nature of Operations

IdentiPHI is a technology company offering a suite of enterprise security solutions and consulting services. IdentiPHI provides flexible tools that meet or exceed current legislation requirements to strengthen identity management and authentication systems. The IdentiPHI suite of services enables clients to leverage their investments in information security in order to improve productivity, optimize business processes and focus on their core business. Each IdentiPHI solution can be purchased as a stand-alone managed service or as part of a larger solution including business process consulting or application integration.

2.	Liquidity

These financial statements have been prepared assuming that IdentiPHI will continue as a going concern. IdentiPHI has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, IdentiPHI has been unable to generate net income from operations. IdentiPHI has accumulated net losses of approximately $4.4 million from its inception date of October 1, 2005 through December 31, 2007, and has continued to accumulate net losses since December 31, 2007. IdentiPHI has historically been financed through a note payable from Key Ovation, LLC and a note payable from Saflink Corporation that was issued in connection with the execution of the merger agreement with Saflink in August 2007. As of December 31, 2007, IdentiPHI’s principal source of liquidity consisted of $53,000 of cash and cash equivalents and working capital (deficit) was negative $487,000.

On February 8, 2008, IdentiPHI completed its merger with Saflink. At that date, the respective cash balances of the two companies were combined and the $500,000 that was drawn down on the promissory note issued to Saflink was eliminated due to the combination of the two companies.

On March 12, 2008, IdentiPHI issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million which IdentiPHI may draw down in one or more installments. The loaned amounts accrue interest at 8.0% per annum. IdentiPHI will be required to repay any principal it borrows under the promissory note, plus all accrued and unpaid interest, on the earlier of June 29, 2008, or upon the closing of an equity financing of at least US$5.0 million. IdentiPHI’s obligations under the promissory note are secured by all of its assets. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is a principal of Zaychan Pty Limited. As of March 31, 2008, IdentiPHI has borrowed AUD$1.0 million under this secured promissory note, which represented US$915,000 post-conversion.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

IdentiPHI has entered into a currency swap transaction whereby IdentiPHI has locked in the exchange rate at which it will repay the principal at the due date. This hedging transaction is designed to fully protect IdentiPHI from any currency fluctuations between the Australian and US dollar.

IdentiPHI does not have a credit line or other borrowing facility to fund its operations other than the remaining AUD$750,000 under the promissory note to Zaychan Pty Limited. To continue its current level of operations beyond June 30, 2008, it is expected that IdentiPHI will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Additional financing sources may not be available when and if needed by IdentiPHI. If IdentiPHI were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

3.	Summary of Significant Accounting Policies

The accounting and reporting policies of IdentiPHI conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the enterprise software industry. The following summarizes the more significant of these policies.

Cash Equivalents

For purposes of the statements of cash flows, IdentiPHI considers short-term investments, which may be withdrawn at any time without penalty, to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The following table shows estimated useful lives of property and equipment:

Classification	Useful Lives
Computer equipment	3 years
Software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	2-3 years

IdentiPHI periodically evaluates the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. While IdentiPHI believes its estimates of useful lives are reasonable, significant differences in actual experience or significant changes in assumptions may affect future depreciation expense.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expenditures for maintenance and repairs are charged to expense as incurred. Major expenditures for additions, replacements and betterments are capitalized. When assets are sold, retired or fully depreciated, the cost, reduced by the related amount of accumulated depreciation, is removed from the accounts and any resulting gain or loss is recognized as income or expense.

Financial instruments and credit risk

Financial instruments that potentially subject IdentiPHI to credit risk include cash and cash equivalents and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Accounts receivable are generally unsecured. With respect to accounts receivable, IdentiPHI performs ongoing credit evaluations of customers and generally does not require collateral.

Receivables are concentrated with a small number of customers (see Note 10 – Concentrations). IdentiPHI maintains reserves for potential credit losses on customer accounts when deemed necessary.

The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are considered to approximate their fair values based on comparable market information available at the respective balance sheet dates and their short-term nature. The note payable to Key Ovation, LLC, reported amount also is considered to approximate its fair value based on the market interest rate and demand feature on the note.

Inventories

Inventory is comprised of raw materials, work-in-process and finished goods related to IdentiPHI’s smart card readers, biometric physical access readers and hardware appliances for its network authentication products. These products are either manufactured by IdentiPHI or manufactured by third parties. IdentiPHI also inventories third party biometric and non-biometric hardware devices to be purchased by customers in connection with the installation of IdentiPHI’s security products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. If the cost of the inventory exceeds its market value, provisions are made for the difference between the cost and the market value.

Software Development Costs

IdentiPHI expenses costs associated with the development of software as incurred until technological feasibility is established. IdentiPHI believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after establishment of technological feasibility have not been material and, therefore, have been expensed.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which IdentiPHI is not able to determine on a more likely than not basis that the deferred tax asset will be realized.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to the merger with Saflink Corporation, IdentiPHI elected to be taxed as an S-Corporation under the provisions of the Internal Revenue Code. Under those provisions, IdentiPHI was not required to pay federal corporate income taxes on its taxable income. Instead, the entity’s stockholders were liable for individual federal income taxes on their respective shares of taxable net income. Accordingly, no Federal taxes were paid by IdentiPHI since the taxable income or loss is reported by the members on their individual income tax returns through August 29, 2007. Effective August 30, 2007, IdentiPHI became a corporation and elected to be taxed as a C corporation under the provisions of the Internal Revenue Code.

A tax law change in Texas became effective for IdentiPHI’s fiscal year ended December 31, 2007. Under the new regulation, the tax is based on taxable margin, as defined under the law, and is computed on total gross revenues reduced by the greatest of three defined amounts, rather than being based on federal taxable income. The Texas margin tax is accounted for as an income tax. For fiscal 2007, Texas margin tax expense was not material.

Impairment of Long-Lived Assets

Long-lived assets (asset group) to be held and used are tested for recoverability whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. IdentiPHI periodically evaluates whether it has incurred any impairment loss. IdentiPHI had not made a provision for an impairment loss as of December 31, 2007 and 2006.

Revenue Recognition

IdentiPHI derives revenue from license fees for software products, selling hardware manufactured by IdentiPHI, reselling third party hardware and software applications, and fees for services related to these software and hardware products including maintenance services, installation and integration consulting services.

IdentiPHI recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If IdentiPHI’s software is sold through a reseller, revenue is recognized when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

Revenue from hardware manufactured by IdentiPHI is generally recognized upon delivery, unless contract terms call for a later date, net of an allowance for estimated returns provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. IdentiPHI also acts as a reseller of third party hardware and software applications. Such revenue is also generally recognized upon delivery of the hardware, unless contract terms call for a later date, provided that all other conditions above have been met.

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

Warranty Reserves

Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required. To date IdentiPHI has not accrued for warranty costs as the computer hardware and software that is resold is covered by original equipment manufacturer warranties and the remaining costs have not been considered material to the financial statements.

Advertising

IdentiPHI recognizes advertising expenses as incurred. Advertising expense was $94,000 and $73,000 for the years ended December 31, 2007 and 2006, respectively.

Intangible Assets

Intangible assets represent purchased software costs. The value recorded for intangibles is periodically reviewed to assess recoverability from future operations using undiscounted cash flows. Impairments are

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

recognized in operating results to the extent the carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

Product Development Costs

Product development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors for research, development and manufacturing of materials and devices, and a portion of facilities cost. Prototype development costs are a significant component of research and development expenses and include costs associated with third party contractors. Invoicing from third party contractors for services performed can lag several months. IdentiPHI accrues the costs of services rendered in connection with third party contractor activities based on our estimate of management fees, site management and monitoring costs and data management costs. Actual costs may differ from estimated costs in some cases and are adjusted for in the period in which they become known.

Share-Based Compensation

IdentiPHI adopted Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123(R)”), “Share Based Payment,” at inception. SFAS No. 123(R) requires IdentiPHI to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. As of December 31, 2007, IdentiPHI had not provided any share-based compensation to its employees.

IdentiPHI may, from time to time, issue common stock, stock options or common stock warrants to acquire services or goods from non-employees. Common stock, stock options and common stock warrants issued to persons other than employees or directors are recorded on the basis of their fair value, as required by SFAS No. 123 (R), which is measured as of the date required by EITF Issue 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In accordance with EITF 96-18, the stock options or common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Pro Forma Net Loss per Common Share

On August 20, 2007, IdentiPHI issued 100 million shares of its common stock to its members in connection with its conversion from a Delaware limited liability company to a Delaware corporation. The pro forma net loss per common share data for fiscal 2007 and fiscal 2006 is computed assuming the 100 million shares of common stock were authorized on January 1, 2006. Pro forma calculations of weighted average number of common shares outstanding have been made to reflect the equity and membership interest events that occurred during these periods and are described in Note 14 – Stockholders’ Equity. The pro forma basic net loss per common share is

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

computed on the basis of the calculated weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. IdentiPHI did not have any dilutive potential common shares outstanding during the periods presented. In addition, as IdentiPHI had a net loss in all of the periods presented, basic and diluted net loss per common share are the same.

Deferred Revenue

Deferred revenue represents amounts collected from customers for projects, products, or services expected to be provided at a future date. Deferred revenue is shown on the balance sheet as either a short-term or long-term liability, depending on when the service or product is expected to be provided.

Recently Issued Accounting Pronouncements

IdentiPHI adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, IdentiPHI recognized no liability for uncertain income tax positions at December 31, 2007.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Under FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. FSP FIN 48-1 did not have a material impact on IdentiPHI’s financial position or results of operations.

IdentiPHI’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, IdentiPHI had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). IdentiPHI is currently assessing the impact of SFAS 159 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of IdentiPHI does not expect the adoption of this pronouncement to have a material impact on its financial statements.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. IdentiPHI is currently assessing the impact of SFAS 157 which it will be required to adopt no later than the first quarter of its 2008 fiscal year.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. IdentiPHI is in the process of analyzing the effects SFAS 131R will have on IdentiPHI’s financial statements.

4.	Business Combination

On August 30, 2007, IdentiPHI entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Saflink Corporation and on February 8, 2008, the merger was completed. Pursuant to the Merger Agreement, each outstanding share of IdentiPHI common stock was exchanged for 6.1498 shares of Saflink common stock, resulting in an aggregate of 614,979,996 shares of Saflink common stock being issued to the former stockholders of IdentiPHI. Upon completion of the merger, the former security holders of IdentiPHI held approximately 75% of the combined company’s common stock (on a fully-converted basis) and the security holders of Saflink continued to hold the remaining 25% of the combined company’s common stock (on a fully-converted basis). As a result of the merger, IdentiPHI became a wholly-owned subsidiary of Saflink. Saflink and IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

The merger has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger is deemed a “reverse merger” and IdentiPHI is treated as the “acquiring” company for accounting and financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of Saflink, the “acquired company,” will be recorded at their respective fair values and added to those of IdentiPHI, the “acquiring company,” including any identifiable intangible assets and an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets of Saflink.

A summary of the components of the estimated purchase price for the acquisition, in thousands, is as follows:

Fair value of Saflink common stock	$6,521
Fair value of Saflink common stock options assumed	50
Fair value of Saflink common stock warrants assumed	200
Estimated merger related costs	100

Total	$6,871

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of Saflink common stock was determined by taking the average closing price of its common stock on the OTC Bulletin Board from December 28, 2007 (the day that Saflink began trading ex-dividend related to its pro rata distribution of its ownership of FLO Corporation common stock) through February 7, 2008 (the day before the closing of IdentiPHI’s merger with Saflink). Using this methodology, the fair value of Saflink common stock was determined to be $0.0313 and was multiplied by the 208,323,504 shares of Saflink common stock outstanding immediately prior to the merger with IdentiPHI, resulting in a fair value of Saflink common stock of $6,521,000.

The fair value of common stock options and warrants assumed was determined using the fair value of Saflink common stock of $0.0313 per share and a Black-Scholes model with the following assumptions: Options—an expected dividend yield of 0.0%, a risk free interest rate of 5%, volatility of 100%, and an expected life of approximately 5 years. Warrants—an expected dividend yield of 0.0%, a risk free interest rate between 3%-5%, volatility of 100%, and an expected life between 0-5 years (the remaining contractual life of the warrants).

The following, in thousands, represents the preliminary allocation of the purchase price to the acquired assets of Saflink and is for illustrative purposes only. This allocation is based on the estimated fair value of the assets and liabilities of Saflink as of December 31, 2007, and may not be indicative of the final allocation of purchase price consideration. IdentiPHI has engaged independent valuation specialists to assist in the valuation of Saflink’s intangible assets, but for the purposes of these pro forma financial statements, the excess of the purchase price over the fair value of Saflink’s net tangible assets acquired has been entirely allocated to goodwill:

Net tangible assets	$1,243
Liabilities assumed	(631)
Goodwill	6,259

Total	$6,871

The following unaudited pro forma condensed combined consolidated financial information is designed to show how the merger of Saflink and IdentiPHI might have affected historical financial statements if the merger had been completed at an earlier time. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2007 and 2006, give effect to the merger as if it had occurred on January 1, 2006.

The unaudited pro forma condensed combined consolidated financial data is presented for illustrative purposes only and is not indicative of the financial condition or results of operations of future periods or the financial condition or results of operations that actually would have been realized had the entities been a single company during these periods. The weighted average number of common shares outstanding and per share data have not been adjusted to reflect the 1-for-15 reverse stock split effected on February 19, 2008.

	Pro Forma Combined Year Ended December 31,
	2007	2006
	(In thousands, except per share data)
Summary Operating Data
Net revenue	$4,493	$9,662
Operating loss	(5,650)	(119,519)
Net loss from continuing operations	(9,979)	(121,962)
Basic and diluted net loss per common share	$(0.01)	$(0.16)
Weighed average number of common shares outstanding	796,478	749,636

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pro Forma Combined as of December 31, 2007
(in thousands)
Summary Balance Sheet Data
Cash and cash equivalents	$778
Goodwill	6,259
Total assets	9,769
Total liabilities	1,853
Total stockholders’ equity	7,916

Revenues attributable to Saflink were $941,000 and $4,647,000 for fiscal years 2007 and 2006, respectively. Operating loss attributable to Saflink was $3,743,000 and $117,788,000 for fiscal years 2007 and 2006, respectively.

5.	Trade Accounts Receivable

Trade Accounts Receivable and Allowance for Doubtful Accounts at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Gross trade accounts receivable	$862	$451
Less: allowance for doubtful accounts	(16)	—

	$846	$451

6.	Intangible Assets

On February 27, 2007, IdentiPHI entered into a Software Rights Agreement whereby IdentiPHI purchased Saflink Corporation’s SAFsolution and SAFmodule software programs for an initial payment of $778,000 plus deferred payments due quarterly over a period of three years. The amount of the deferred payments were to be equal to a percentage of the provider’s gross margin on sales that include the software programs’ source code, including (i) 20% of gross margin on OEM sales that included SAFsolution, (ii) 15% of gross margin on non-OEM sales that included SAFsolution, and (iii) 30% of gross margin on sales that included SAFmodule. As a result of the merger with Saflink on February 8, 2008, the deferred payments are no longer applicable.

During the year ended December 31, 2007, intangible asset amortization was $130,000.

7.	Property and Equipment

Property and equipment at cost consists of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment and software	$13	$3
Leasehold improvements	44	47
Office furniture, equipment and other	2	2

	59	52
Less: Accumulated depreciation	(26)	(15)

	$33	$37

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $11,000 and $15,000 for the years ended December 31, 2007 and 2006, respectively.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Compensation and related benefits	$49	$5
Professional services	5	37
Accrued cost of sales	121	—
Deferred rent	8	—
Sales and use taxes	15	7
Other	27	38

	$225	$87

9.	Commitments and Contingencies

Leases

IdentiPHI maintains its headquarters in a leased facility in Austin, Texas under a lease that expires in November 2008 and is classified as an operating lease. IdentiPHI has office space in Edmonton, Alberta, Canada for its product development staff under a lease that expires in November 2008. Remaining rent expense related to these leases for 2008 is approximately $94,000. IdentiPHI does not have any lease commitments beyond 2008.

Rental expense for operating leases during the years ended December 31, 2007 and 2006 was approximately $81,000 and $80,000, respectively.

10.	Concentrations

Revenues are in products and services in the biometrics and security industries, which are highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies could adversely affect operating results. IdentiPHI is also dependent on a limited number of suppliers and resellers for its inventory of computer hardware and software held for resale.

During the years ended December 31, 2007 and 2006, revenue and net receivables (receivables billed, less deferred revenues) by customers with more than 10% of revenue or the total of accounts and unbilled receivables balances were as follows (in thousands):

2007

Customer	Revenues		Receivables
Customer A	$2,579	73%	$499	59%
Customer B	$483	14%	$68	8%
Customer C	$172	5%	$172	20%

2006

Customer	Revenues		Receivables
Customer A	$4,656	86%	$255	57%
Customer B	$182	3%	$103	23%

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.	Related Party Transactions

IdentiPHI had unsecured debt during 2007 and 2006 to Key Ovation, LLC, which had common investors, officers and directors with IdentiPHI during those periods. Outstanding balances owed to Key Ovation, LLC at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	(In thousands)
Unsecured borrowing from Key Ovation, LLC, a related party having common ownership, accruing interest at 8% per annum (simple interest) and due on demand.	$—	$2,389

During 2007, IdentiPHI converted $4 million of the note payable to Key Ovation, LLC into its common stock (see Note 14—Stockholders’ Equity for more information). The $4 million conversion amount was greater than the total debt outstanding at December 31, 2007, and the excess amount of $176,000 has been recorded as stock subscription receivable from a related party in stockholders’ equity (deficit) section of IdentiPHI’s balance sheet at December 31, 2007.

Under the Merger Agreement, Saflink agreed to loan IdentiPHI up to an aggregate amount of $1,000,000, in one or more installments, pursuant to the terms of a secured promissory note. IdentiPHI agreed to repay any such principal borrowed amounts, plus all accrued and unpaid interest, within 45 days following the earlier of the termination of the merger agreement for any reason, or IdentiPHI’s closing of an equity financing of at least $2,000,000. IdentiPHI’s obligations under the secured promissory note were secured by all of IdentiPHI’s assets. IdentiPHI borrowed $200,000 on October 11, 2007 and another $200,000 on November 20, 2007, under this secured promissory note. Upon completion of the merger with Saflink on February 8, 2008, the note and accrued and unpaid interest were eliminated from IdentiPHI’s balance sheet.

IdentiPHI has recorded interest expense of $136,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively, related to the Key Ovation, LLC note payable.

Key Ovation, LLC, provided warehouse and inventory management for IdentiPHI’s inventories held for resale, processing of IdentiPHI’s customer orders for goods held in inventory including receiving, storage, picking and shipping, and administrative support such as payroll processing, accounts payable, accounts receivable, and inventory count management during 2007 and 2006.

IdentiPHI and Key Ovation, LLC were under common control during the periods presented and the existence of that control may create operating results and financial positions for IdentiPHI that are significantly different than if IdentiPHI were completely autonomous.

12.	Income Taxes

For income tax purposes, IdentiPHI utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in the our tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were adopted on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements. As of December 31, 2007, all of the federal income tax returns IdentiPHI has filed are still subject to adjustment upon audit.

For the periods prior to August 30, 2007, IdentiPHI was organized as a limited liability company, treated as a partnership for federal income tax purposes. Accordingly, during those periods, the income and losses of IdentiPHI were allocated to the members for inclusion in their respective federal income tax returns. As such, no income tax provision or benefit is reflected in the financial statements for those periods. On August 30, 2007, IdentiPHI, LLC converted to a corporation, subject to federal income tax. The below discussion considers the tax impacts of the period from August 30, 2007 through December 31, 2007.

IdentiPHI’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

Year Ended December 31, 2007
Tax at U.S. statutory rate of 34%	$(698)
Nontaxable LLC losses	386
Change in valuation allowance	312

Income tax provision (benefit)	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (In thousands):

Year ended December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$256
Inventory reserve	22
Intangible assets	34

Total deferred tax assets	312
Valuation allowance	(312)

Deferred tax liability, net	$—

Due to the uncertainty of IdentiPHI’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2007, a full valuation allowance has been recognized for financial reporting purposes. IdentiPHI’s valuation allowance for deferred tax assets increased by $312,000 during the year ended December 31, 2007. The increase in the deferred tax assets in 2007 was primarily the result of increasing net operating loss carryforwards during the year.

At December 31, 2007, IdentiPHI had federal net operating loss carryforwards of approximately $753,000 for income tax reporting purposes, which expire in 2027. IdentiPHI’s ability to utilize the carryforwards may be limited in the event of an ownership change as defined in current income tax regulations.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.	Employee Benefit Plan

IdentiPHI has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer a portion of their income on a pretax basis through contributions to the Plan. IdentiPHI’s 401(k) matching contributions for the years ended December 31, 2007 and 2006, were $24,000 and $16,000, respectively.

14.	Stockholders’ Equity

In February 2007, IdentiPHI issued additional membership interest in exchange for $778,000 in cash, which was to fund the acquisition of the SAFsolution and SAFmodule software product from Saflink Corporation.

IdentiPHI changed its form of entity from a Delaware limited liability company to a Delaware corporation on August 30, 2007 with authorized 100,000,000 shares of $0.001 par value common stock and renamed IdentiPHI, LLC as IdentiPHI, Inc.

During 2007, IdentiPHI converted its note payable to Key Ovation, LLC in the amount of $4 million into 16,329,807 shares of common stock, which represented approximately 16% ownership of IdentiPHI. IdentiPHI also converted its membership positions into 83,458,193 shares of common stock, which represented ownership of approximately 83% of IdentiPHI. Lastly, IdentiPHI issued 212,000 shares of the common stock to a consultant for services, which represented less than 1% ownership of IdentiPHI.

15.	Subsequent Events

Note Payable to Related Party

On March 12, 2008, IdentiPHI issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million which IdentiPHI may draw down in one or more installments. The loaned amounts accrue interest at 8.0% per annum. IdentiPHI will be required to repay any principal it borrows under the promissory note, plus all accrued and unpaid interest, on the earlier of June 29, 2008, or upon the closing of an equity financing of at least US$5.0 million. IdentiPHI’s obligations under the promissory note are secured by all of its assets. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is a principal of Zaychan Pty Limited.

In connection with any draw down under the promissory note, IdentiPHI agreed to issue Zaychan Pty Limited warrants to purchase such number of shares of our common stock equal to 12.5% of the borrowed principal divided by US$0.80 with respect to the first AUD$1.0 million drawn down, and equal to 20% of the borrowed principal divided by US$0.80 with respect to the remaining AUD$750,000 drawn down. On March 12, 2008, IdentiPHI borrowed AUD$1.0 million, or US$915,000 post-conversion, under this secured promissory note. In addition, on March 12, 2008, related to this draw down, IdentiPHI issued a warrant to purchase 144,497 shares of common stock at an exercise price of US$0.80 to Zaychan Pty Limited that expires on March 12, 2011.

Merger with Saflink Corporation

On February 8, 2008, Saflink and IdentiPHI completed the merger which resulted in the former security holders of IdentiPHI holding approximately 75% of the combined company’s common stock and the security holders of Saflink holding the remaining 25% of the combined company’s common stock. The merger was deemed a “reverse merger” with IdentiPHI being treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, IdentiPHI became a wholly-owned subsidiary of Saflink. Saflink and IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas. For more information, see Note 4—Business Combination.

IDENTIPHI, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Equity Incentive Awards

On March 5, 2008, IdentiPHI’s board of directors approved equity incentive awards to its employees, officers and directors totaling 8,260,442 shares of its common stock. These awards were granted under the IdentiPHI 2007 Equity Incentive Plan (the “Plan”), which was approved at the special meeting of shareholders in February 2008. These awards shall be effective as of the date IdentiPHI’s registration statement on Form S-8 covering the Plan becomes effective with the Securities and Exchange Commission, which is expected to be filed in April 2008.