Form 10-K/A
period 2007-12-31
IdentiPHI, Inc.
filed 2008-04-29
CIK 847555

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

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐            Non-accelerated filer  ☐             Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $4,701,963.

There were 54,889,826 shares of the registrant’s common stock outstanding as of April 15, 2008.

EXPLANATORY NOTE

This Amendment to registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction G(3) to Form 10-K.

Part III of the registrant’s Annual Report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following.

Except as otherwise noted, references to the numbers of shares of common stock, stock options and warrants, exercise prices of stock options and warrants, common stock prices, and other share and per share data and amounts have not been adjusted to reflect our 1-for-15 reverse stock split effected on February 19, 2008.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The following sets forth our current directors and information concerning their age and background as of April 15, 2008:

Name	Principal Occupation	Age	Director Since
Christer Bergman	Founder, NOVEXUS, LLC	52	2008
Jacques Bouhet	Director, IdentiPHI, Inc.	65	2008
Asa Hutchinson	Partner, Venable LLP	56	2005
Steven M. Oyer	Chief Executive Officer, IdentiPHI, Inc.;	52	2001

Christer Bergman has served as a member of our board of directors since February 2008. From 2001 through 2006, Mr. Bergman was President and CEO of Precise Biometrics AB (publ.), an innovative security company that supplies world-leading systems for fingerprint and smart card-based authentication. Mr. Bergman founded NOVEXUS, LLC in 1999. Mr. Bergman received as M.S. degree from the Lund Institute of Technology and an M.S. degree from the University of California, Berkley.

Jacques Bouhet has served as a member of our board of directors since February 2008. From January 1993 through December 2005, Mr. Bouhet served as Deputy Director of the International Division of Societe Generale. In 1995, he became Director of the International Development Division within International Finance. In 1997, Mr. Bouhet was appointed CEO for the Americas and based in New York City. In addition, he has served as Chairman of SG Cowen and Deputy Chief Executive of the SG Corporate and Investment Banking Division. Mr. Bouhet received degrees from Ecole Polytechnique and Centre d’ Etudes supericures Bencaires.

Asa Hutchinson has served as a member of our board of directors since March 2005. Mr. Hutchinson is a partner in the law firm Venable LLP, and was a founding member of the U.S. Department of Homeland Security and the nation’s first Under Secretary of Border and Transportation Security. Mr. Hutchinson was confirmed by the U.S. Senate as Under Secretary of Homeland Security in January 2003, shortly after the department was created. Mr. Hutchinson managed the overall security of U.S. borders and transportation systems, which included oversight for security programs such as US-VISIT and the Transportation Security Administration’s TWIC and Registered Traveler initiatives. From 2001 to 2003, Mr. Hutchinson served as the director of the U.S. Drug Enforcement Administration, and from 1997 to 2001, he served as a member of the U.S. House of Representatives from Arkansas. Mr. Hutchinson received a B.S. degree from Bob Jones University and a J.D. degree from the University of Arkansas.

Steven M. Oyer has served as a member of our board of directors since December 2001 and as our Chief Executive Officer since September 2006. Mr. Oyer previously served as senior managing director for PlusFunds Group, Inc., a New York investment manager. From October 2001 to August 2005, Mr. Oyer served as managing director of Standard & Poor’s Investment Services, responsible for global business development. He served as our interim Chief Financial Officer from June 2001 until December 2001. From October 1995 to November 2000,

Mr. Oyer served as the vice president regional director for Murray Johnstone International Ltd., a Scottish investment firm. Mr. Oyer is a member of the board of directors of Salton, Inc., has been active in industry associations such as Family Office Exchange and has served on the leadership council of the Institute for Private Investors.

Audit Committee

The current members of our audit committee are Messrs. Hutchinson (Chairman), Bergman and Bouhet. Our board of directors has determined that each member of the audit committee meets the independence criteria set forth in the applicable rules of the Securities and Exchange Commission for audit committee membership. The board of directors has also determined that at least one member of the audit committee, Mr. Hutchinson, is qualified as an “audit committee financial expert” as defined by the SEC.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following sets forth our current executive officers and information concerning their age and background as of April 15, 2008:

Name	Position	Age	Position Since
Steven M. Oyer	Chief Executive Officer	52	2001
Jeffrey T. Dick	Chief Financial Officer	36	2006
Peter A. Gilbert	Vice Chairman Senior Vice President of Sales and Marketing	46	2008
John E. Atkinson	President	44	2008
Mark A. Norwalk	Chief Technology Officer	44	2008
Brian Wilchusky	Vice President of Marketing	39	2006

Steven M. Oyer – for a biographical summary of Mr. Oyer, see the “Directors” section of this Item 10.

Jeffrey T. Dick has served as our Chief Financial Officer since March 2007, and served as our interim Chief Financial Officer since November 2006. Mr. Dick joined us in August 2002 as corporate controller and has been responsible for our accounting and finance functions since that time. Mr. Dick was promoted to Vice President of Finance in March 2006. Prior to joining us, Mr. Dick held finance and accounting positions for Lumera Corporation, Mercata, Inc. and Captaris, Inc. Mr. Dick received his B.A. degree from Western Washington University.

Peter A. Gilbert was appointed Vice Chairman and Senior Vice President of Sales and Marketing in February 2008. From May 2004 until the merger with Saflink Corporation in February 2008, Mr. Gilbert was Chief Executive Officer of IdentiPHI and a member of its board of directors. Prior to IdentiPHI, Peter was President and Chief Executive Officer of 3 Factor Security, which provided digital identity solutions to corporate accounts as well as Government agencies. Mr. Gilbert was previously Vice-President of Strategic Partnerships at Goldtouch Technologies, where his responsibilities consisted of developing and cultivating security manufacturers for teaming agreements. Mr. Gilbert received a B.A. degree from the University of Nevada, Las Vegas.

John E. Atkinson was appointed President in February 2008. From 1992 to 2000, Mr. Atkinson was employed by Gemplus. In 2000, Mr. Atkinson was promoted to General Manager & Chief Executive Officer for LM Gemplus. Mr. Atkinson received a B.S. degree from the Queens University of Belfast.

Mark A. Norwalk was appointed Chief Technology Officer in February 2008, and served as Chief Technology Officer of IdentiPHI, Inc. from 2004 to 2008. Prior to joining IdentiPHI, Inc., Mr. Norwalk was Director of Authentication and Single Sign-On solutions at Integrated Information Systems. Prior to joining Integrated Information Systems, Mr. Norwalk held several senior positions at KinetX, including Director of Network Services. Mr. Norwalk received an A.A. degree from the University of Wisconsin.

Brian Wilchusky was appointed Vice President of Marketing in February 2008. From 2004 to 2008, Mr. Wilchusky held several senior positions with responsibility for marketing communications, product management, product marketing and business development with us. Mr. Wilchusky was employed by Litronic, Inc. from 1999 until its merger with us in 2004, and held a number of positions during that time, including Director of Marketing. Mr. Wilchusky received a B.S. degree in from Worcester Polytechnic Institute.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except Mr. Hutchinson filed one late report with respect to one transaction.

Code of Ethics

Our board of directors has adopted a code of business conduct that outlines the principles of legal and ethical business conduct under which IdentiPHI does business. The code of business conduct is applicable to all of our directors, employees and officers. Our board of directors has also adopted a code of ethics that applies to our senior financial officers. These materials are available free of charge by writing to our corporate secretary at 13809 Research Blvd., Suite 275, Austin, Texas 78750. Any substantive amendment or waiver of these codes may be made only by the board of directors upon a recommendation of the audit committee, and we intend to disclose any such amendment or waiver on our website at www.identiphi.net.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation earned during fiscal 2007 by our Chief Executive Officer and our two other most highly-compensated executive officer during fiscal 2007. We refer to these executives as our “named executive officers”:

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Steven M. Oyer	2007	$300,000	—	—	—	—	—	300,000
Chief Executive Officer	2006	75,000	—	—	168,000	—	—	243,000
Jeffrey T. Dick	2007	175,000	5,000	—	—	—	20,172	200,712
Chief Financial Officer	2006	130,207	—	—	20,426	—	—	150,635
Brian E. Wilchusky	2007	125,000	48,150	—	—	—	10,541	183,691
Senior Vice President of Marketing and Business Development	2006	111,875	18,350	—	4,200	—	—	134,425

Employment Agreements

The following paragraphs summarize the material terms of employment agreements with our named executive officers.

Mr. Dick’s employment agreement provides that he will serve as our Chief Financial Officer for an initial term of two years and automatically renews for subsequent one year terms unless either party provides 45 days’ advance written notice that it does not wish to renew the agreement. We agreed to pay Mr. Dick an annual base salary of $175,000 and Mr. Dick will be eligible to receive an annual corporate performance bonus in an amount determined by our Chief Executive Officer, with a minimum level equal to 50% of Mr. Dick’s base salary. We also agreed to reimburse Mr. Dick for up to $25,000 in expenses incurred in relocating to Austin, Texas. Mr. Dick may terminate his agreement upon 30 days’ written notice without being entitled to further compensation, except for unpaid base salary and other benefits already earned. We may terminate Mr. Dick’s agreement for “cause” without notice or compensation to Mr. Dick, except for unpaid base salary and other benefits already earned. If we terminate Mr. Dick’s agreement without “cause” in connection with a change in control, or if Mr. Dick terminates his agreement for “good reason” following a change in control, we have agreed to pay Mr. Dick an amount equal to his base salary and annual corporate performance bonus during the previous twelve months in accordance with our regular payroll cycle for a period of twelve months following the termination. In addition, Mr. Dick will receive accelerated vesting of any unvested equity incentive awards and continued medical coverage at our expense for up to one year. Mr. Dick also agreed not to solicit our customers and not to compete with us for one year following the termination of his employment.

Mr. Oyer’s employment agreement provides that he will serve as our Chief Executive Officer for an initial term of two years and automatically renews for subsequent one year terms unless either party provides 45 days’ advance written notice that it does not wish to renew the agreement. We agreed to pay Mr. Oyer an annual base salary of $300,000 and, for the first year of Mr. Oyer’s employment, an annual bonus of $75,000. Mr. Oyer will also be eligible to receive an additional discretionary bonus of at least $75,000 upon the satisfaction of performance measures to be determined by our board of directors. After the first year of his employment, Mr. Oyer will be eligible to receive an annual corporate performance bonus in an amount determined by our board of directors, with a minimum level equal to 50% of Mr. Oyer’s base salary. Mr. Oyer may terminate his agreement upon 30 days’ written notice without being entitled to further compensation, except for unpaid base salary and other benefits already earned. We may terminate Mr. Oyer’s agreement for “cause” without notice or compensation to Mr. Oyer, except for unpaid base salary and other benefits already earned. If we terminate Mr. Oyer’s agreement without “cause” in connection with a change in control, or if Mr. Oyer terminates his agreement for “good reason” following a change in control, we have agreed to pay Mr. Oyer an amount equal to his base salary and annual corporate performance bonus during the previous twelve months in accordance with our regular payroll cycle for a period of twelve months following the termination. In addition, Mr. Oyer will receive accelerated vesting of any unvested equity incentive awards and continued medical coverage at our expense for up to one year. Mr. Oyer also agreed not to solicit our customers and not to compete with us for one year following the termination of his employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2007 (adjusted to reflect our 1-for-15 reverse split effected on February 19, 2008):

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Steven M. Oyer	23,333	—	5.55	9/28/2016
	—	46,667	5.55	9/28/2016
	20,000	—	2.10	11/17/2016
Jeffrey T. Dick	2,367	—	11.85	8/22/2012
	667	—	11.85	3/4/2014
	667	—	11.85	7/1/2014
	4,025	2,275	11.85	1/2/2016
	4,815	8,519	2.10	11/17/2016
Brian Wilchusky	600	—	11.85	7/31/2013
	2,667	—	11.85	7/29/2015
	852	482	11.85	1/2/2016
	722	1,278	2.10	11/17/2016

Option Exercises and Stock Vested During Last Fiscal Year

None of our named executive officers exercised stock options during fiscal 2007.

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

Potential Payments upon Termination or Change in Control

Involuntary Termination or Termination for Good Reason in Connection with a Change in Control

Under the terms of the employment agreements with each of Messrs. Dick and Oyer, if we terminate any of the foregoing employees without “cause” in connection with a change in control, or if any of the foregoing employees terminates his agreement for “good reason” following a change in control, we have agreed to pay such individual an amount equal to his base salary and annual corporate performance bonus during the previous twelve months in accordance with our regular payroll cycle for a period of twelve months following the termination. In addition, such individual will receive accelerated vesting of any unvested equity incentive awards and continued medical coverage at our expense for up to one year.

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

Assuming the employment of our named executive officers were to be terminated involuntarily or terminated for good reason on December 31, 2007, or within two months prior to, upon or within twelve months of a change in control, they would be entitled to cash payments in the amounts set forth opposite their name in the following table:

Officer	Cash Severance
Steven M. Oyer	$300,000
Jeffrey T. Dick	175,000
Brian Wilchusky	62,500

Health Care Benefits

Following a named executive officer’s termination upon change in control, we will provide the executive with continued health and other group insurance benefits for the executive’s benefit period, twelve months, after the executive’s termination.

Equity Acceleration

Pursuant to our 2000 Stock Incentive Plan and our 2007 Equity Incentive Plan, in the event of a change in control, if the acquiring company does not assume, or substitute new options for, all outstanding options, all shares subject to outstanding options will become fully vested and exercisable immediately prior to the change in control.

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

Release of Claims

As a condition to each executive’s entitlement to receive the severance payments referenced in the tables above, the executive is required to execute a release of claims against IdentiPHI.

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

Director Compensation

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and committee meetings. In addition, members of the board of directors who are not employees receive the following equity compensation grants as consideration for board and committee service:

•

each continuing non-employee director receives shares of the Company’s common stock equal to (i) $30,000, divided by (ii) the closing price per share of the Company’s common stock as reported on the OTC Bulletin Board on the last trading day prior to the date of grant, with a purchase price of $0.01 per share, on the date of the annual stockholders meeting

•	each continuing non-employee director shall receive cash compensation for service as a member of our board of directors as set forth below:

•	each non-employee director shall receive an annual retainer of $15,000;

•	the chairman of the audit committee shall receive an additional annual retainer of $10,000;

•	each member of the audit committee (who does not serve as chairman) shall receive an additional annual retainer of $5,000;

•	the chairman of the compensation committee and the chairman of the nominating and corporate governance committee shall each receive an additional annual retainer of $5,000;

•	each member of the compensation committee and the nominating and corporate governance committee (who does not serve as chairman) shall receive an additional annual retainer of $2,500; and

•

each non-employee director shall receive meeting fees of $1,000 for each in-person board and committee meeting attended by such director and $500 for each telephonic board and committee meeting in which such director participates.

The following table sets forth information concerning the compensation earned during fiscal 2007 by each individual who served as a non-employee director at any time during fiscal 2007:

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Frank J. Cilluffo(1)	—	—	—	—
Lincoln D. Faurer(2)	—	—	17,685	17,685
Gordon E. Fornell(2)	—	—	30,661	30,661
Asa Hutchinson	—	—	11,680	11,680
Richard P. Kiphart(2)	—	—	17,952	17,952
Trevor Neilson(2)	—	—	41,280	41,280

(1)	Mr. Cilluffo resigned from the board of directors as of February 27, 2007.

(2)	Messrs. Faurer, Fornell, Kiphart and Neilson ceased serving as members of the board of directors in connection with the February 2008 merger.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These are our 2007 Equity Incentive Plan and our 2000 Stock Incentive Plan, each of which has been approved by our stockholders. Our 2007 Equity Incentive Plan was approved on February 8, 2008 by our stockholders and replaces our 2000 Stock Incentive Plan for purposes of granting new options after February 7, 2008. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the 2000 Stock Incentive Plan as of December 31, 2007 (adjusted to reflect our 1-for-15 reverse split effected on February 19, 2008). Because the 2007 Equity Incentive Plan was not in effect during fiscal year 2007, it is not included in the table below.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	352,320	$13.58	177,429
Equity compensation plans not approved by stockholders	—	—	—
Total	352,320	—	177,429

2007 Equity Incentive Plan

At a special meeting of stockholders held on February 7, 2008, our stockholders approved our 2007 Equity Incentive Plan. Our board of directors adopted the 2007 plan on August 30, 2007, subject to stockholder approval. The 2007 plan became effective February 7, 2008, and replaces our 2000 Stock Incentive Plan for purposes of granting new options after February 7, 2008.

Our 2007 Equity Incentive Plan is administered by our compensation committee. The purpose of the 2007 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors, and consultants and to promote the success of our business.

Options Available for Issuance

The 2007 Plan provides for a maximum of 10,977,380 shares of common stock to be available for issuance. As of April 15, 2007, there were 2,661,446 shares available for issuance under the plan. The 2007 Plan provides for the granting of incentive stock options and nonstatutory stock options, as well as restricted stock and stock purchase rights, as determined by the administrator at the time of grant.

Exercise Price for Options

The exercise price per share for an incentive stock option grant shall be no less than 100% of the fair market value per share on the date of grant. The exercise price per share for an incentive stock option grant to an employee who, at the time of grant, owns stock representing more than 10% of the voting power of all classes of stock of IdentiPHI, the per share exercise price shall be no less than 110% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option grant, the exercise price per share shall be determined by the plan administrator.

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

Vesting Schedule

At the time an option is granted, the plan administrator shall fix the period within which the option may be exercised and shall determine any conditions that must be satisfied before the option may be exercised.

Term of Options

The maximum term of an option granted under the 2007 Plan is ten years.

Transferability of Options

Options are nontransferable by the optionee other than by will or by the laws of descent and distribution and are exercisable during the optionee’s lifetime only by the optionee.

Change in Control

The 2007 Plan provides that in the event of a merger of IdentiPHI with or into another corporation, or the sale of substantially all of our assets, each outstanding option and stock purchase right shall be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.

Amendment and Termination

The board of directors may at any time amend, alter, suspend or terminate the 2007 Plan.

Security Ownership of Certain Beneficial Owners and Managers

The following table sets forth, as of April 15, 2008, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each member of our board of directors, (iii) each named executive officer, and (iv) all of our directors and executive officers as a group (reflects our 1-for-15 reverse split effective on February 19, 2008).

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned	Number of Shares Underlying Convertible Securities (2)	Total Number of Shares Beneficially Owned (3)	Percent of Common Stock (4)
Directors and named executive officers
Christer Bergman	—	75,000	75,000	*
Jacques Bouhet	—	75,000	75,000	*
Asa Hutchinson	10,400	75,000	85,400	*
Steven M. Oyer	93,072	3,610,982	3,704,054	6.3%
Jeffrey T. Dick	29,000	1,110,278	1,139,278	2.0%
Brian Wilchusky	—	553,710	553,710	*
Beneficial Owners of 5%
Richard P. Kiphart(5)	3,549,165	224,000	3,773,165	6.9%
ACESO, Inc.(6)	12,764,007	—	12,764,007	23.3%
SafeLogix, LLC(7)	11,537,359	—	11,537,359	21.0%
Forest Hall, LLC(8)	3,933,806	—	3,933,806	7.3%
KeyOvation, LLC(9)	6,695,004	—	6,695,004	12.2%
JEACCA Holdings, LLC(10)	3,933,806	—	3,933,806	7.3%
Directors and executive officers as a group (8 persons)	22,684,095	5,499,970	28,184,065	46.8%

*	Less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is c/o IdentiPHI, Inc. at 13909 Research Blvd., Suite 275, Austin, Texas 78750.

(2)	Under the rules of the SEC, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or warrants or upon conversion of securities convertible into common stock.

(3)	Represents the aggregate number of shares beneficially owned by each stockholder.

(4)	Calculated on the basis of 54,889,826 shares of common stock outstanding as of April 15, 2008, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 15, 2008, are deemed to be outstanding for the purpose of calculating that stockholder’s percentage beneficial ownership.

(5)	Mr. Kiphart’s mailing address is c/o William Blair & Company, L.L.C., 222 West Adams Street, Chicago, IL 60606.

(6)	Includes 12,440,907 shares beneficially owned by Chris Linegar, who has voting and investment control over such entity.

(7)	SafeLogix, LLC is wholly-owned by Peter A. Gilbert, our Vice Chairman and Senior Vice President of Sales and Marketing, who has voting and investment control over this entity.

(8)	Forest Hall, LLC is wholly-owned by Mark Norwalk, our Chief Technology Officer, who has voting and investment control over this entity.

(9)	Includes 401,700 shares owned by Mark Norwalk, our Chief Technology Officer, and 2,744,952 shares owned by Peter A. Gilbert, our Vice Chairman and Senior Vice President of Sales and Marketing. Each of these individuals has voting and investment control over the shares owned by such entity.

(10)	JEACCA Holdings, LLC is wholly-owned by John E. Atkinson, our President.

Item 13.	Certain Relationships and Related Transactions

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million which we may draw down in one or more installments. The loaned amounts will accrue interest at 8.0% per annum. We will be required to repay any principal we borrow under the promissory note, plus all accrued and unpaid interest, on the earlier of June 29, 2008, or upon the closing of an equity financing of at least US$5.0 million. Our obligations under the promissory note are secured by all of our assets. Chris Linegar, a beneficial owner of more than 10% of our common stock, is a principal of Zaychan Pty Limited.

In connection with any draw down under the promissory note, we agreed to issue Zaychan Pty Limited warrants to purchase such number of shares of our common stock equal to 12.5% of the borrowed principal divided by US$0.80 with respect to the first AUD$1.0 million drawn down, and equal to 20% of the borrowed principal divided by US$0.80 with respect to the remaining AUD$750,000 drawn down. As of the date hereof, we have borrowed AUD$1.0 million under this secured promissory note.

On March 12, 2008, we issued warrants to purchase 144,497 shares of our common stock to Zaychan Pty Limited in connection with our draw down of AUD$1.0 million under the secured promissory note described above. The warrants have a per share exercise price of US$0.80 and expire three years from the date of issuance.

Procedures for Approval of Related Person Transactions

Pursuant to our code of business conduct and ethics, our directors, officers and employees are encouraged to avoid situations in which their personal, family or financial interests conflict or even appear to conflict with those of IdentiPHI. Our audit committee charter provides that the audit committee shall review and approve any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Director Independence

The board of directors has determined that Messrs. Bergman, Bouhet and Hutchinson are “independent directors” within the meaning of Rule 4200 of the National Association of Securities Dealers, Inc.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2006, and 2007, by KPMG LLP, and for the fiscal year ended December 31, 2007, by BDO Seidman, KPMG LLP and PMB Helin Donovan, our independent auditors:

	Fiscal 2006	Fiscal 2007
Audit Fees (1)	$368,000	$114,000
Audit-Related Fees	$—	$—
Tax Fees (2)	$30,000	$28,000
Registration Statement Fees (3)	$—	$79,000
All Other Fees	$—	$—

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(3)	Registration Statement Fees consists of feels billed for professional services rendered for the audit of our financial statements included in our registration statement filed with the SEC on Form S-4.

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

The audit committee has considered the role of KPMG LLP and PMB Helin Donovan in providing tax services to us and has concluded that such services are compatible with KPMG’s and PMB Helin Donovan’s independence as our auditors.

As IdentiPHI, Inc. was the accounting acquirer in the merger between Saflink Corporation and IdentiPHI, Inc., effective February 8, 2008, we no longer retained KPMG LLP or BDO Seidman, LLP, but instead now use PMB Helin Donavan, which has audited the historical financial statements of IdentiPHI, Inc.

For the fiscal years ended December 31, 2007, and 2006, the audit committee pre-approved all services described above in the captions Audit Fees, Tax Fees and Registration Statement Fees.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENTIPHI, INC.

By:	/S/ STEVEN M. OYER
Steven M. Oyer
Chairman and Chief Executive Officer

Dated: April 29, 2008