Form 10-Q
period 2008-03-31
IdentiPHI, Inc.
filed 2008-05-15
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-20270

IdentiPHI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4346070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13809 Research Blvd., Suite 275

Austin, Texas 78750

(Address of principal executive offices and zip code)

(512) 492-6220

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

There were 62,911,323 shares of IdentiPHI, Inc. common stock outstanding as of May 15, 2008.

IdentiPHI, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IDENTIPHI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$684	$53
Restricted cash	95	—
Trade accounts receivable, net	795	846
Inventory	141	134
Other current assets	245	102

Total current assets	1,960	1,135
Other assets	—	51
Property and equipment, net	38	33
Goodwill	2,820	—
Intangible assets, net	4,134	648

Total assets	$8,952	$1,867

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,237	$886
Accrued expenses	709	225
Note payable to Saflink Corporation	—	400
Notes payable to related parties	1,054	—
Deferred revenue	121	111

Total current liabilities	3,121	1,622
Stockholders’ equity:
Common stock, $0.01 par value:	549	100
Authorized—100,000 and 40,999 shares as of March 31, 2008 and December 31, 2007, respectively
Issued—54,890 and 40,999 shares as of March 31, 2008 and December 31, 2007, respectively
Stock subscription receivable	(174)	(176)
Additional paid-in capital	11,155	4,730
Accumulated deficit	(5,699)	(4,409)

Total stockholders’ equity	5,831	245

Total liabilities and stockholders’ equity	$8,952	$1,867

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenue:
Product	$1,456	$664
Service	54	94

Total revenue	1,510	758
Cost of revenue:
Product	1,084	480
Service	10	60
Amortization of intangible assets	274	13

Total cost of revenue	1,368	553

Gross profit	142	205
Operating expenses:
Product development	312	106
Sales and marketing	628	184
General and administrative	482	176

Total operating expenses	1,422	466

Operating loss	(1,280)	(261)
Interest expense	(11)	(52)
Other income, net	1	3

Net loss	$(1,290)	$(310)

Basic and diluted net loss per common share	$(0.03)	$(0.01)
Weighted average number of common shares outstanding	48,936	33,537

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,290)	$(310)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	4	—
Stock-based compensation	74	—
Depreciation and amortization	282	16
Non-cash services rendered by related party	2	—
Changes in operating assets and liabilities:
Accounts receivable, net	52	(127)
Inventory	24	39
Prepaid expenses and other current assets	77	(9)
Accounts payable	(88)	(1,470)
Accrued expenses	44	243
Deferred revenue	(11)	171

Net cash used in operating activities	(830)	(1,447)
Cash flows from investing activities:
Cash acquired in merger	542	—
Purchase of intangible asset	—	(778)
Purchases of property and equipment	(1)	(11)

Net cash provided by (used in) investing activities	541	(789)
Cash flows from financing activities:
Proceeds from notes payable to related party, net of transaction costs	915	—
Restricted cash pledged for hedging activities	(95)	—
Proceeds from note payable to Saflink Corporation	100	—
Proceeds from note payable to Key Ovation, LLC	—	249
Proceeds from issuance of membership interest	—	778

Net cash provided by financing activities	920	1,027

Net increase (decrease) in cash and cash equivalents	631	(1,209)
Cash and cash equivalents at beginning of period	53	1,229

Cash and cash equivalents at end of period	$684	$20

Supplemental disclosure of cash flow information:
Fair value of common stock, warrants and options assumed in business combination	$6,785	$—
Debt assumed in business combination	150	—

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

IdentiPHI, Inc., which was formerly known as Saflink Corporation, together with its wholly-owned subsidiaries Saflink International, Inc. and Litronic, Inc., is sometimes referred to herein as the “Company” or “IdentiPHI.”

On February 8, 2008, Saflink Corporation completed its merger (the “Merger”) with IdentiPHI, Inc. (“Former IdentiPHI”), a Delaware corporation, whereby the Company acquired all of the outstanding shares of Former IdentiPHI in a stock-for-stock transaction. The Merger was deemed a “reverse merger” and Former IdentiPHI was treated as the “acquiring” company for accounting and financial reporting purposes, while the Company was the legal acquirer. As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of the Company. The two companies subsequently combined into a single entity and changed its name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas. The Company was incorporated in the State of Delaware on October 23, 1991.

On February 19, 2008, the Company effected a 1-for-15 reverse stock split of its common stock. As a result of the reverse stock split, every 15 shares of the Company’s common stock outstanding prior to the reverse stock split was combined and reconstituted into one share of the Company’s common stock. The financial statements and associated notes to the financial statements have been restated to reflect the reverse stock split.

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

Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements present unaudited interim financial information and therefore do not contain certain information included in the annual consolidated financial statements of IdentiPHI, Inc. and its wholly-owned subsidiaries, Saflink International, Inc., and Litronic, Inc. As described above, Former IdentiPHI was treated as the “acquiring” company for accounting purposes and therefore the balance sheet at December 31, 2007, has been derived from Former IdentiPHI’s audited financial statements as of that date. In addition, the statements of operations and statements of cash flows prior to the Merger reflect only Former IdentiPHI’s financial results. In the opinion of management, all adjustments (consisting only of normally recurring items) it considers necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the IdentiPHI Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.

2. Liquidity and Capital Resources

These financial statements have been prepared assuming that IdentiPHI will continue as a going concern. IdentiPHI has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, IdentiPHI has been unable to generate net income from operations. IdentiPHI has accumulated net losses of approximately $5.7 million from its inception date of October 1, 2005 through March 31, 2008, and has continued to accumulate net losses since March 31, 2008. Prior to the Merger, IdentiPHI had been financed through a related party note payable from Key Ovation, LLC and a note payable from Saflink Corporation that was issued in connection with the execution of the merger agreement with Saflink Corporation in August 2007. On February 8, 2008, IdentiPHI completed the Merger and at that date the respective cash balances of the two companies were combined and the $500,000 that was drawn down on the promissory note issued to Saflink Corporation was eliminated due to the combination of the two companies.

On March 12, 2008, IdentiPHI issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million which IdentiPHI may draw down in one or more installments. The loaned amounts accrue interest at 8.0% per annum. IdentiPHI will be required to repay any principal it borrows under the promissory note, plus all accrued and unpaid interest, on the earlier of June 29, 2008, or upon the closing of an equity financing of at least US$5.0 million. IdentiPHI’s obligations under the promissory note are secured by all of its assets. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is a principal of Zaychan Pty Limited. As of March 31, 2008, IdentiPHI had borrowed AUD$1.0 million under this secured promissory note, which represented US$915,000 in net proceeds post-conversion. IdentiPHI has entered into a currency swap transaction whereby IdentiPHI has locked in the exchange rate at which it will repay the principal at the due date. This hedging transaction is designed to fully protect IdentiPHI from any negative impact of currency fluctuations between the Australian and US dollar. On May 12, 2008, IdentiPHI borrowed an additional AUD$375,000 under this promissory note.

As of March 31, 2008, IdentiPHI’s principal source of liquidity consisted of $684,000 of cash and cash equivalents and working capital (deficit) was negative $1.2 million.

IdentiPHI does not have a credit line or other borrowing facility to fund its operations other than the remaining AUD$375,000 under the promissory note to Zaychan Pty Limited. To continue its current level of operations beyond June 30, 2008, it is expected that IdentiPHI will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Additional financing sources may not be available when and if needed by IdentiPHI. If IdentiPHI were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

3. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Principles of Consolidation

The condensed consolidated financial statements include the accounts of IdentiPHI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. IdentiPHI adopted SFAS 159 during the first quarter of its 2008 fiscal year and it did not have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how the Company value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At March 31, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007 (“SFAS 141R”). SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. IdentiPHI is in the process of analyzing the effects SFAS 141R will have on IdentiPHI’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet evaluated the impact, if any, this standard might have on the Company’s disclosures to its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

4. Business Combination

On August 30, 2007, Saflink Corporation entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Former IdentiPHI and on February 8, 2008, the Merger was completed. Pursuant to the Merger Agreement and adjusted for the 1-for-15 reverse stock split, each outstanding share of Former IdentiPHI common stock was exchanged for 0.4099 shares of Saflink Corporation common stock, resulting in an aggregate of 40,998,664 shares of Saflink Corporation common stock being issued to the stockholders of Former IdentiPHI. Upon completion of the merger, the former security holders of Former IdentiPHI held approximately 75% of the combined company’s common stock (on a fully-converted basis) and the security holders of Saflink Corporation continued to hold the remaining 25% of the combined company’s common stock (on a fully-converted basis). As a result of the Merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink Corporation. Saflink Corporation and Former IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

The Merger has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger was deemed a “reverse merger” and Former IdentiPHI was treated as the “acquiring” company for accounting and financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of Saflink Corporation, the “acquired company,” were recorded at their respective fair values and added to those of Former IdentiPHI, the “acquiring company,” including identifiable intangible assets and an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets of Saflink Corporation.

A summary of the components of the estimated purchase price for the acquisition, in thousands, is as follows:

Fair value of Saflink Corporation common stock	$6,521
Fair value of Saflink Corporation common stock options outstanding	47
Fair value of Saflink Corporation common stock warrants outstanding	217
Merger related costs	51

Total	$6,836

The fair value of Saflink Corporation common stock was determined by taking the average closing price of its common stock on the OTC Bulletin Board from December 28, 2007 (the day that Saflink Corporation began trading ex-dividend related to its pro rata distribution of its ownership of FLO Corporation common stock) through February 7, 2008 (the day before the closing of the Merger). Using this methodology and adjusting for the 1-for-15 reverse stock split, the fair value of Saflink Corporation common stock was determined to be $0.4695 and was multiplied by the 13,888,234 shares of Saflink Corporation common stock outstanding immediately prior to the Merger, resulting in a fair value of Saflink Corporation common stock of $6,521,000.

The fair value of common stock options and warrants outstanding was determined using the fair value of Saflink Corporation common stock of $0.4695 per share and a Black-Scholes model with the following assumptions: Options—an expected dividend yield of 0.0%, a risk free interest rate of 3%, volatility of 100%, and an expected life of approximately 5.6 years. Warrants—an expected dividend yield of 0.0%, a risk free interest rate between 2%-3%, volatility of 100%, and an expected life between 0-4 years (the remaining contractual life of the individual warrants).

The purchase price was allocated based on a determination of the value of the tangible and intangible assets acquired and liabilities assumed. The goodwill recorded as a result of the acquisition will not be amortized, but will be included in IdentiPHI’s annual review of goodwill for impairment. The following represents the allocation of the purchase price to the acquired assets and liabilities of Saflink Corporation. This allocation was based on the fair value of the assets and liabilities of Saflink Corporation as of February 8, 2008. The excess of the purchase price over the fair value of net identifiable assets acquired is reflected as goodwill (in thousands):

Net tangible assets	$1,314
Liabilities	(1,058)
Identifiable intangible assets:
Developed technology	3,260
Patents	500
Goodwill	2,820

Total	$6,836

The Company engaged a third party valuation specialist to assist in its valuation of the intangible assets acquired in the Merger. Intangible assets acquired in the Merger consist of the following as of March 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Developed technology acquired	3,260	214	1-4
Patent acquired	500	17	5

Total	$3,760	$231

Remaining amortization expense:
For the nine months ended 12/31/2008		$1,039
For Year-ended 12/31/2009		1,330
For Year-ended 12/31/2010		821
For Year-ended 12/31/2011		225
For Year-ended 12/31/2012		106
Thereafter		8

Total		$3,529

The unaudited pro forma combined historical results of operations for the three months ended March 31, 2007, assuming the Merger had closed on January 1, 2007, are as follows (in thousands):

Three Months ended March 31, 2007
Total revenue	$1,241
Net loss	$(4,246)
Net loss per share	$(0.08)

The unaudited pro forma combined historical results of operations for the three months ended March 31, 2008, assuming the Merger had closed on January 1, 2008, are as follows (in thousands):

Three Months ended March 31, 2008
Total revenue	$1,510
Net loss	$(1,788)
Net loss per share	$(0.03)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

5. Stock-Based Compensation

On February 7, 2008, the Company’s stockholders approved the IdentiPHI, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). IdentiPHI maintains the plan for officers, directors, employees and consultants.

Restricted Stock Awards

On March 5, 2008, IdentiPHI’s board of directors approved restricted stock awards to its employees, officers and directors under the 2007 Plan totaling 8,301,419 shares of its common stock. These awards became effective on April 4, 2008, which was the date IdentiPHI’s registration statement on Form S-8 covering the 2007 Plan became effective with the SEC.

For employees, the awards vest quarterly over a two year period beginning March 5, 2008. For certain officers, vesting of the awards are as follows: (a) 50% on a quarterly basis for a period of two years beginning on March 5, 2008, (b) 25% upon IdentiPHI’s achievement of an average market capitalization equal to or greater than $50 million during any period of twenty consecutive trading days after March 5, 2008, and (c) 25% upon the issuer’s achievement of an average market capitalization equal to or greater than $75 million during any period of twenty consecutive trading days after March 5, 2008. For Steven M. Oyer, IdentiPHI’s chairman and chief executive officer, vesting is as follows: (a) 38% on a quarterly basis for a period of two years beginning on March 5, 2008; (b) 31% upon the issuer’s achievement of an average market capitalization equal to or greater than $50 million during any period of twenty (20) consecutive trading days after March 5, 2008 and (c) 31% upon the issuer’s achievement of an average market capitalization equal to or greater than $75 million during any period of twenty (20) consecutive trading days after March 5, 2008. Lastly, the awards granted to members of the board of directors cliff vest on March 5, 2009, if such individuals are serving as directors on such date.

IdentiPHI measured the awards on the date of grant using IdentiPHI’s market price of $0.40 per share on March 5, 2008, multiplied by the number of shares granted. The restricted stock awards were valued at $3.3 million and are being recognized over their respective vesting periods on a straight-line basis.

Stock Option Awards

At March 31, 2008, the Company had 344,870 stock options outstanding, of which 59,553 were still subject to vesting restrictions. These stock option awards were issued and outstanding under Saflink Corporation’s 2000 Stock Incentive Plan, prior to the Merger. The weighted-average exercise price of these options was approximately $13.47.

As of March 31, 2008, there were 2,331,091 shares available for issuance under the 2007 Plan.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the first quarter of 2008 and 2007, which was incurred as follows (in thousands):

	Three months ended March 31,
	2008	2007
Product development	$11	$—
Sales and marketing	27	—
General and administrative	36	—

Total stock-based compensation:	$74	$—

No compensation cost was capitalized as part of an asset during the three months ended March 31, 2008 and 2007.

6. Notes Payable to Related Parties

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

In connection with any draw down under the promissory note, IdentiPHI agreed to issue Zaychan Pty Limited warrants to purchase such number of shares of IdentiPHI common stock equal to 12.5% of the borrowed principal divided by US$0.80 with respect to the first AUD$1.0 million drawn down, and equal to 20% of the borrowed principal divided by US$0.80 with respect to the remaining AUD$750,000 drawn down. On March 12, 2008, IdentiPHI borrowed AUD$1.0 million, or US$915,000 post-conversion, under this secured promissory note. The Company purchased a foreign currency forward contract in the amount of AUD$1.0 million to reduce it’s exposure to fluctuations in future foreign currency cash flows related to this note. The forward contract allows the Company to purchase AUD$1.0 million on June 27, 2008 at a forward rate of .9116, or US $911,600. The Company does not invest in contracts for speculative purposes. The purchase of this foreign currency contract did not significantly affect the Company’s foreign currency gains or losses.

In addition, on March 12, 2008, related to this draw down, IdentiPHI issued a warrant to purchase 144,497 shares of common stock at an exercise price of US$0.80 to Zaychan Pty Limited that expires on March 12, 2011. The fair value of this warrant was determined to be approximately $15,000 using a Black-Scholes model and recorded as a debt discount and is being amortized to interest expense over the term of the promissory note.

The Company also has a $150,000 unsecured promissory note held by Richard Kiphart, a former member of Saflink’s board of directors prior to the Merger and current shareholder of IdentiPHI. The promissory note bears interest at 10% per annum and is due and payable on August 5, 2008.

7. Stockholders’ Equity

Prior to August 30, 2007, Former IdentiPHI operated as a Delaware limited liability company known as “IdentiPHI, LLC.” On August 30, 2007, IdentiPHI, LLC changed its corporate form from a Delaware limited liability company to a Delaware corporation with authorized capital of 100,000,000 shares of $0.001 par value common stock. After the Merger and the 1-for- 15 reverse stock split described further below, IdentiPHI had authorized capital of 100,000,000 shares at $0.01 par value common stock as of March 31, 2008.

Merger of Saflink Corporation and IdentiPHI, Inc.

On February 8, 2008, the Merger was completed. The Merger was deemed a “reverse merger” and Former IdentiPHI was treated as the “acquiring” company for accounting and financial reporting purposes, while Saflink Corporation was the legal acquirer. Under accounting rules for a “reverse merger,” the historical stockholders’ equity of Saflink was eliminated except for the par value of Saflink Corporation common stock outstanding, which replaced the common stock outstanding of Former IdentiPHI. After the issuance of shares related to the Merger and adjusted for the 1-for-15 reverse stock split, the Company had approximately 55 million shares outstanding at a par value of $0.01 per share. The net $8.1 million adjustment of common stock on the Company’s balance sheet was reflected as an increase in common stock and a decrease in additional paid-in capital.

Reverse Stock Split

On February 19, 2008, IdentiPHI effected a 1-for-15 reverse stock split. As a result of the reverse stock split, every 15 shares of IdentiPHI’s common stock outstanding prior to the reverse stock split was combined and reconstituted into one share of IdentiPHI’s common stock. The reverse stock split decreased the number of shares of common stock outstanding from approximately 823 million shares to 54,889,826 shares. To reflect the reverse stock split, IdentiPHI recorded a $7.7 million decrease in common stock and a corresponding increase to additional paid-in capital.

Stock Subscription Receivable

During 2007, Former IdentiPHI converted $4 million of its note payable to Key Ovation, LLC into its common stock. The $4 million conversion amount was greater than the total debt outstanding at the time of conversion and, as a result, the excess amount of $176,000 was recorded as stock subscription receivable from a related party in stockholders’ equity (deficit) section of the Company’s balance sheet as of December 31, 2007. During the first quarter of 2008, Key Ovation, LLC provided $2,000 in services to IdentiPHI, which reduced the balance of the stock subscription receivable to $174,000 as of March 31, 2008.

The following table summarizes equity transactions during the three months ended March 31, 2008, including entries related to the Merger and “reverse merger” accounting expressed in pre-reverse split numbers and the entry recorded for the 1-for-15 reverse split on February 19, 2008 (in thousands):

	Common Stock
	Shares	Amount	Stock subscription receivable	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
Balance, December 31, 2007	100,000	$100	$(176)	$4,730	$(4,409)	$245
Elimination of Former IdentiPHI common stock	(100,000)	(100)	—	100	—	—
Addition of Saflink Corporation common stock	208,324	2,083	—	4,702	—	6,785
Merger with Saflink Corporation	614,980	6,150	—	(6,150)	—	—
Common stock 1-for-15 reverse split	(768,414)	(7,684)	—	7,684	—	—
Warrant issued in conjunction with promissory note to related party	—	—	—	15	—	15
Stock-based compensation	—	—	—	74	—	74
Services rendered by Key Ovation, LLC	—	—	2	—	—	2
Net loss	—	—	—	—	(1,290)	(1,290)

Balance, March 31, 2008	54,890	$549	$(174)	$11,155	$(5,699)	$5,831

2007 Membership Issuance

In February 2007, IdentiPHI, LLC issued additional membership interest in exchange for $778,000 in cash, which was to fund the acquisition of the SAFsolution and SAFmodule software products from Saflink Corporation.

8. Concentrations

During the first quarter of 2008 and 2007, revenue by customers with more than 10% of total revenue were as follows (in thousands):

First Quarter 2008

Customer	$	%
Customer A	$671	44%
Customer B	431	28
Customer C	174	12
Customer D	151	10

First Quarter 2007

Customer	$	%
Customer A	$509	68%
Customer D	99	13

As of March 31, 2008 and December 31, 2007, trade accounts receivables by customers with more than 10% of the total trade accounts receivables balance were as follows (in thousands):

As of March 31, 2008

Customer	$	%
Customer A	$95	12%
Customer B	423	53
Customer C	205	26
Customer D	21	3

As of December 31, 2007

Customer	$	%
Customer A	$499	59%
Customer E	172	20

9. Net Loss Per Share

On August 30, 2007, Former IdentiPHI issued 40,998,664 shares of its common stock (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) to its members in connection with its conversion from a Delaware limited liability company to a Delaware corporation. The net loss per common share data (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) for the first quarter of 2007 is computed assuming the weighted average shares of common stock of IdentiPHI were outstanding for the quarter ended March 31, 2007. The weighted average number of common shares outstanding has been made to reflect the equity and membership interest events that occurred during 2007. The net loss per common share data for the first quarter of 2008 is computed assuming 40,998,664 shares of its common stock (adjusted for the 6.1498 Saflink shares for each former IdentiPHI share and the Company’s 1-for-15 reverse stock split) were outstanding from January 1, 2008 and the 13,888,234 shares of common stock outstanding at the completion of the Merger (adjusted for the Company’s 1-for-15 reverse stock split) were treated as issued at February 8, 2008. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method, however, as IdentiPHI had a net loss in all of the periods presented, basic and diluted net loss per common share are the same.

Potential common shares outstanding consisted of options and warrants to purchase 1,474,391 and 0 shares of common stock at March 31, 2008, and 2007, respectively.

10. Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by IdentiPHI’s chief operating decision maker. IdentiPHI management and chief operating decision makers review financial information on a consolidated basis and, therefore, IdentiPHI operated as single segment for all periods presented.

11. Subsequent Event

On May 7, 2008, the Company borrowed an additional AUD$375,000 under the secured promissory note to Zaychan Pty Limited (see Note 6 – Notes Payable to Related Parties). In connection with this event and per the terms of this promissory note, the Company issued a warrant to purchase 88,486 shares of its common stock to Zaychan Pty Limited.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included in this document and our 2007 audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2008.

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

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2007.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company,” and “IdentiPHI” refer to IdentiPHI, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a technology company offering a suite of enterprise security solutions and consulting services direct to end-users and through partners, distributers and resellers. On February 8, 2008, we completed a merger with IdentiPHI, Inc., a Delaware corporation, which resulted in the former security holders of IdentiPHI holding approximately 75% of the combined company’s common stock and the our security holders holding the remaining 25% of the combined company’s common stock. The merger was deemed a “reverse merger” with IdentiPHI being treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, IdentiPHI became our wholly-owned subsidiary. We subsequently combined with IdentiPHI into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with our principal offices in Austin, Texas.

For purposes of this management’s discussion and analysis of financial condition and results of operations and when the context requires, we refer to IdentiPHI, Inc. prior to the merger as “Former IdentiPHI.”

For financial reporting purposes, Former IdentiPHI, and not Saflink Corporation, is considered the accounting acquirer. Accordingly, the financial statements for the three months ended March 31, 2007 presented in this quarterly report are those of Former IdentiPHI and do not include Saflink Corporation’s historical financial results. The financial statements for the three months ended March 31, 2008 presented in this quarterly report and the discussion of financial condition and results of operations herein are those of Former IdentiPHI through February 8, 2008, the date of the merger, and are thereafter combined with Saflink Corporation’s operations.

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. Consideration should be given to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. We may not be able to successfully address these risks and difficulties.

We incurred a net loss of $1.3 million for the first quarter of 2008, compared to a net loss of $310,000 for the first quarter of 2007.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three months ended March 31, 2008 and 2007: enterprise software license sales; third party software and hardware sales; and service, maintenance and support revenue. Product revenue consisted of license fees for our software products and sales of third party software and hardware products and applications. Service revenue consisted of payments for maintenance and support contracts, technical support, installation, integration, implementation and training services.

Revenue of $1.5 million for the first quarter of 2008 increased 99% compared to revenue of $758,000 for the first quarter of 2007. Revenue of $1,456,000 came from product sales and $54,000 from services during the first quarter of 2008. Product revenue increased 119%, or $792,000, in the first quarter of 2008, when compared to the $664,000 recorded in the first quarter of 2007. Service revenue decreased 43%, or $40,000, compared to the $94,000 recorded in the first quarter of 2007. For the first quarter of 2008 and 2007, Synnex Corporation, a technology products distributor, accounted for 44% and 68% of our total revenue, respectively.

During the first quarter of 2008 enterprise software license sales were $201,000, product sales of third party software and hardware were $1,255,000, while services revenue was $54,000. During the first quarter of 2007 enterprise software license sales were $129,000, product sales of third party software and hardware were $535,000, while services revenue was $94,000.

Total cost of revenue included enterprise software license cost of revenue, third party product cost of revenue and services cost of revenue. Enterprise software license cost of revenue included purchased software that was integrated into our products. Product cost of revenue included the cost of software and hardware applications purchased from third parties and resold to our customers, resellers and distributors. Services cost of revenue consisted of the cost of maintenance and technical support provided on our enterprise software, as well as labor costs for consulting, installation, implementation, integration and training services.

During the first quarter of 2008 cost of revenue from enterprise software licenses was $20,000, the cost of product sales of third party software and hardware was $1,064,000, the cost of services revenue was $10,000, and intangible asset amortization classified as cost of revenue was $274,000. During the first quarter of 2007 cost of revenue from enterprise software licenses was $7,000, the cost of product sales of third party software and hardware was $473,000, while the cost of services revenue was $60,000 and intangible asset amortization classified as cost of revenue was $13,000. We expect amortization related to the merger to increase during the next several quarters as those future periods will have a full three months of amortization as compared to approximately two months during the first quarter of 2008.

Our gross profit for the first quarter of 2008 was $142,000, or 9%, while our gross profit for the first quarter of 2007 was $205,000, or 27%. Our gross profit percentage decrease in the first quarter of 2008 was primarily attributable to increased intangible asset amortization classified as cost of revenue related to the merger with Saflink in February 2008.

Operating Expenses

Total operating expenses for the first quarter of 2008 increased approximately $956,000, or 205%, to $1.4 million from $466,000 for the first quarter of 2007. The overall increase was primarily due to the merger with Saflink on February 8, 2008, which added headcount and public reporting company expenses that were not incurred during the first quarter of 2007.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the first quarter of 2008, as compared to the first quarter of 2007 (in thousands):

	$ Change	% Change
Product development	$206	194%
Sales and marketing	444	241
General and administrative	306	174

	$956	205%

Product Development—Product development expenses consisted primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. For the first quarter of 2008 product development expenses were $312,000, while for the first quarter of 2007 product development expenses were $106,000. This increase was primarily related to additional product development headcount added during the last nine months of 2007 and the related compensation and benefits

Sales and Marketing—Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses were $628,000 for the first quarter of 2008, while sales and marketing expenses were $184,000 for the first quarter of 2007. This increase was primarily related to increased compensation expense for additional sales headcount in connection with the merger during the first quarter of 2008.

General and Administrative—General and administrative expenses consisted primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses were $482,000 for the first quarter of 2008, while general and administrative expenses were $176,000 for the first quarter of 2007. This increase during 2008 was primarily related to additional compensation and related benefits and professional service fees related to the merger during the first quarter of 2008.

We expect our operating expenses to increase in the second quarter of 2008 because the first quarter of 2008 only included approximately two months of combined operating expenses after the merger with Saflink.

Interest expense

Interest expense for the first quarter of 2008 and 2007 was $11,000 and $52,000, respectively. Interest expense in the first quarter of 2008 related to promissory notes to related parties, while interest expense in the first quarter of 2007 primarily consisted of interest accrued on our unsecured borrowings from Key Ovation, LLC.

Other income, net

Other income for first quarter of 2008 and 2007 was $1,000 and $3,000, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Liquidity and Capital Resources

We financed our operations during the first quarter of 2008 primarily from our existing working capital, a promissory note from Saflink Corporation that was issued in connection with the execution of the merger agreement in August 2007, and a promissory note from a related party secured by all of the assets of IdentiPHI. As of March 31, 2008, we had $684,000 of cash and cash equivalents and a working capital deficit was negative $1.2 million.

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million which we may draw down in one or more installments. The loaned amounts accrue interest at 8.0% per annum. We will be required to repay any principal we borrow under the promissory note, plus all accrued and unpaid interest, on the earlier of June 29, 2008, or upon the closing of an equity financing of at least US$5.0 million. Our obligations under the promissory note are secured by all of our assets. Chris Linegar, a beneficial owner of more than 10% of our common stock, is a principal of Zaychan Pty Limited. As of March 31, 2008, we had borrowed AUD$1.0 million under this secured promissory note, which represented US$915,000 in net proceeds post-conversion. We have entered into a currency swap transaction whereby we have locked in the exchange rate at which it will repay the principal at the due date. This hedging transaction is designed to fully protect us from any negative impact of currency fluctuations between the Australian and US dollar. We borrowed an additional AUD$375,000 on May 12, 2008 against this promissory note, and currently have AUD$375,000 remaining that is available for future borrowings.

We expect that we will need to seek additional funds through the issuance of equity or debt securities or other sources of financing during 2008. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations.

Our net cash used for operating activities was $830,000 during the first quarter of 2008. The net loss of $1.3 million for the first quarter of 2008 included $74,000 in stock-based compensation and $282,000 in amortization intangible assets and depreciation.

Our net cash provided by investing activities was $541,000 during the first quarter of 2008, with $542,000 related to cash acquired in the merger, offset by $1,000 used in the acquisition of property and equipment.

Our net cash provided from financing activities was $920,000 during the first quarter of 2008, with $915,000 related to net proceeds from the issuance of a related party promissory note, offset by $95,000 pledged as restricted cash for hedging activities related to this promissory note. In addition, we received $100,000 in proceeds from the promissory note issued to Saflink Corporation, prior to the merger.

Our net cash used for operating activities was $1.4 million for the first quarter of 2007. Adjustments to the net loss of $310,000 for the first quarter of 2007 included a decrease in accounts payable of $1.5 million.

Our net cash used in investing activities was $789,000 during first quarter of 2007, with $778,000 related to the acquisition of software products from Saflink Corporation and $11,000 related to the purchase of property and equipment.

Our net cash provided from financing activities was $1,027,000 during the first quarter of 2007, with $249,000 provided through our unsecured loan from Key Ovation and $778,000 through members’ contribution.

We maintain our headquarters in a facility with 6,676 square feet in Austin, Texas under two separate leases that both expire in November 2009. We also lease 1,724 square feet of office space in Edmonton, Alberta, Canada for our product development staff under a lease that expires in November 2008. In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. This entire facility is sublet to another entity through our lease termination date. Also in Reston, we lease 5,130 square feet of office space under a lease that expires in February 2009. This entire facility is sublet to another entity through our lease expiration date as well. The differences in rental rates between the original leases and the subleases are minimal and should not have a material effect on our financial statements in the future.

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

None.

ITEM 1A.	RISK FACTORS

Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report.

We have accumulated significant losses and we may not be able to generate significant revenue or any net income in the future, which would negatively impact our ability to run our business.

We have accumulated net losses of $5.7 million from our inception through March 31, 2008. We have continued to accumulate losses after March 31, 2008, to date, and we may be unable to generate significant revenue or any net income in the future. We expect that we will need to raise additional funds through the issuance of debt or equity securities or other sources of financing for us to continue our operations beyond June 30, 2008. Even if we are successful in obtaining additional financing, if we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

As of May 15, 2008, 62,911,323 shares of our common stock were outstanding and there were a total of 1,562,864 shares of our common stock issuable upon exercise of outstanding options and warrants. Our existing stock incentive plan had 2,331,091 shares available for future issuance. The issuance of additional shares of our common stock upon the exercise of outstanding options or warrants or the issuance of restricted stock grants could cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because they own approximately 65% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates), who were former members of IdentiPHI, LLC, beneficially own approximately 65% of our outstanding common stock as of May 15, 2008. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders.

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

Two customers accounted for 44% and 28%, respectively, of our revenue for the three months ended March 31, 2008, while the same customer who accounted for 44% of our revenue in during that period accounted for 73% of our revenue for fiscal 2007. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

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

A special meeting of our stockholders was held on February 7, 2008.

The first proposal was to approve the merger of Saflink Corporation and Former IdentiPHI, pursuant to which each share of Former IdentiPHI common stock outstanding at the effective time of the merger would be converted into the right to receive 6.1498 shares of Saflink Corporation common stock and Former IdentiPHI would become a wholly-owned subsidiary of Saflink Corporation. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
91,721,745	1,713,280	100,098	—

The foregoing proposal was approved. The affirmative vote of a majority of the outstanding shares of our common stock entitled to vote at the special meeting was required to approve the merger.

The second proposal was to amend our certificate of incorporation to increase the number of shares of common stock authorized for issuance from 200,000,000 shares to 1,500,000,000 shares and to effect a reverse split of our outstanding common stock by a ratio of between 1-for-5 and 1-for-15. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
88,800,952	4,508,136	226,035	—

The foregoing proposal was approved. The affirmative vote of a majority of the outstanding shares of our common stock entitled to vote at the special meeting was required to approve the amendment to our certificate of incorporation to increase the authorized number of shares of common stock and to effect the reverse stock split.

The third proposal was to approve our 2007 Equity Incentive Plan. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
72,651,722	19,914,667	968,734	—

The foregoing proposal was approved. The affirmative vote of a majority of the shares voting on the proposal was required to approve the 2007 Equity Incentive Plan.

The fourth proposal was to approve the adjournment or postponement of the special meeting to a later date or dates, if necessary, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the proposals listed above. This proposal received the following votes:

For	Against	Abstain	Broker Non-Votes
82,499,836	10,335,519	699,768	—

The foregoing proposal was approved. The affirmative vote of a majority of the shares voting on the proposal is required to approve the adjournment or postponement of the special meeting if necessary to solicit additional proxies.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Secured Promissory Note, dated March 12, 2008, issued to Zaychan Pty Limited	X

10.2	Agreement of Sublease between IdentiPHI, Inc. and ATMI Materials, Ltd	X

10.3	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and John Atkinson*		8-K	10.1	000-20270	2/13/2008

10.4	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Jeffrey T. Dick*		8-K	10.2	000-20270	2/13/2008

10.5	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Peter A. Gilbert*		8-K	10.3	000-20270	2/13/2008

10.6	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Mark Norwalk*		8-K	10.4	000-20270	2/13/2008

10.7	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Steven M. Oyer*		8-K	10.5	000-20270	2/13/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IdentiPHI, Inc.

DATE: May 15, 2008	By:	/s/ JEFFREY T. DICK
Jeffrey T. Dick
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Secured Promissory Note, dated March 12, 2008, issued to Zaychan Pty Limited	X

10.2	Agreement of Sublease between IdentiPHI, Inc. and ATMI Materials, Ltd	X

10.3	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and John Atkinson*		8-K	10.1	000-20270	2/13/2008

10.4	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Jeffrey T. Dick*		8-K	10.2	000-20270	2/13/2008

10.5	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Peter A. Gilbert*		8-K	10.3	000-20270	2/13/2008

10.6	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Mark Norwalk*		8-K	10.4	000-20270	2/13/2008

10.7	Employment Agreement, dated February 12, 2008, between IdentiPHI, Inc. and Steven M. Oyer*		8-K	10.5	000-20270	2/13/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement