Form 10-Q
period 2008-06-30
IdentiPHI, Inc.
filed 2008-08-14
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

There were 60,440,606 shares of IdentiPHI, Inc. common stock outstanding as of August 12, 2008.

IDENTIPHI, INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IDENTIPHI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$559	$53
Trade accounts receivable, net	1,022	846
Inventory	162	134
Other current assets	282	102

Total current assets	2,025	1,135
Other assets	—	51
Property and equipment, net	55	33
Goodwill	2,820	—
Intangible assets, net	3,753	648

Total assets	$8,653	$1,867

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,079	$886
Accrued expenses	529	225
Note payable to Saflink Corporation	—	400
Notes payable to related parties	1,854	—
Deferred revenue	151	111

Total current liabilities	4,613	1,622
Stockholders’ equity:
Common stock, $0.01 par value:	629	100
Authorized—100,000 and 40,999 shares as of June 30, 2008 and December 31, 2007, respectively
Issued—62,880 and 40,999 shares as of June 30, 2008 and December 31, 2007, respectively
Stock subscription receivable	(141)	(176)
Additional paid-in capital	11,343	4,730
Accumulated deficit	(7,791)	(4,409)

Total stockholders’ equity	4,040	245

Total liabilities and stockholders’ equity	$8,653	$1,867

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$1,515	$709	$2,971	$1,373
Service	70	63	124	157

Total revenue	1,585	772	3,095	1,530
Cost of revenue:
Product	1,229	648	2,313	1,128
Service	28	(25)	38	35
Amortization of intangible assets	381	39	655	52

Total cost of revenue	1,638	662	3,006	1,215

Gross profit (loss)	(53)	110	89	315
Operating expenses:
Product development	332	149	644	255
Sales and marketing	721	254	1,349	438
General and administrative	910	195	1,392	371

Total operating expenses	1,963	598	3,385	1,064

Operating loss	(2,016)	(488)	(3,296)	(749)
Interest expense	(76)	(61)	(87)	(113)
Other income, net	—	—	1	3

Net loss	$(2,092)	$(549)	$(3,382)	$(859)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.03)
Weighted average number of common shares outstanding	55,025	34,217	51,980	33,879

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,382)	$(859)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	51	—
Stock-based compensation	349	—
Depreciation and amortization	672	59
Non-cash services rendered by related party	35	—
Changes in operating assets and liabilities:
Accounts receivable, net	(175)	(218)
Inventory	3	34
Prepaid expenses and other current assets	40	27
Accounts payable	754	(1,144)
Accrued expenses	(136)	37
Deferred revenue	19	201

Net cash used in operating activities	(1,770)	(1,863)
Cash flows from investing activities:
Cash acquired in merger	542	—
Purchase of intangible asset	—	(778)
Purchases of property and equipment	(27)	(11)

Net cash provided by (used in) investing activities	515	(789)
Cash flows from financing activities:
Proceeds from notes payable to related party, net of transaction costs	1,704	—
Proceeds from note payable to Saflink Corporation	100	—
Repurchase of common stock	(43)	—
Proceeds from note payable to Key Ovation, LLC	—	781
Proceeds from issuance of membership interest	—	778

Net cash provided by financing activities	1,761	1,559

Net increase (decrease) in cash and cash equivalents	506	(1,093)
Cash and cash equivalents at beginning of period	53	1,229

Cash and cash equivalents at end of period	$559	$136

Supplemental disclosure of cash flow information:
Fair value of common stock, warrants and options assumed in business combination	$6,785	$—
Debt assumed in business combination	150	—
Common stock warrants issued in connection with note payable to related party	51	—

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

Since inception, IdentiPHI has been unable to generate net income from operations. IdentiPHI has accumulated net losses of approximately $7.8 million from its inception date of October 1, 2005 through June 30, 2008, and has continued to accumulate net losses since June 30, 2008. Prior to the Merger, IdentiPHI had been financed through a related party note payable from Key Ovation, LLC and a note payable from Saflink Corporation that was issued in connection with the execution of the merger agreement with Saflink Corporation in August 2007. On February 8, 2008, IdentiPHI completed the Merger and at that date the respective cash balances of the two companies were combined and the $500,000 that was drawn down on the promissory note issued to Saflink Corporation was eliminated due to the combination of the two companies.

On March 12, 2008, IdentiPHI issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million. The loaned amounts accrued interest at 8.0% per annum and IdentiPHI agreed to repay the principal, plus all accrued and unpaid interest, by June 29, 2008. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is a principal of Zaychan Pty Limited. On June 30, 2008, IdentiPHI entered into a Renewal, Modification and Extension of Promissory Note agreement with respect to this promissory note. Under the terms of the renewal agreement, the new aggregate principal amount of the promissory note, which included accrued interest, is USD$1.7 million and will accrue interest at a rate of 8.0% per annum. Since the denomination was changed from Australian dollars to US dollars as part of this renewal agreement, IdentiPHI discontinued its hedging activities related to the promissory note on June 29, 2008, with any currency gain or loss transferred into the restated principal balance. Through subsequent amendments after June 30, 2008, the aggregate principal amount of the promissory note was increased up to an additional $400,000, which IdentiPHI may draw down in one or more installments, and the maturity date has been extended to the earlier of October 31, 2008 or the closing of an equity financing of at least US$5.0 million. To date, IdentiPHI has not drawn down on the additional $400,000.

In connection with the renewal agreement, Zaychan assigned the promissory note and the warrants Zaychan received in connection with the promissory note to Key Ovation, LLC, a Texas limited liability company. In addition, IdentiPHI entered into a Security Agreement with Key Ovation pursuant to which IdentiPHI granted a security interest in all of its assets to Key Ovation to secure performance and payment of the obligations under the promissory note. The term of the security agreement continues until all amounts owed under the promissory note have been paid to Key Ovation. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is the principal member of Key Ovation. Peter A. Gilbert, IdentiPHI’s Vice Chairman and Senior Vice President of Sales and Marketing, and Mark A. Norwalk, IdentiPHI’s Chief Technology Officer, are minority members of Key Ovation.

IdentiPHI also has a $150,000 unsecured promissory note held by Richard Kiphart, a former member of Saflink’s board of directors prior to the Merger and current shareholder of IdentiPHI. The promissory note bears interest at 10% per annum and was due and payable on August 5, 2008. To date, this promissory note is still outstanding.

As of June 30, 2008, IdentiPHI’s principal source of liquidity consisted of $559,000 of cash and cash equivalents and working capital (deficit) was negative $2.6 million.

IdentiPHI does not have a credit line or other borrowing facility to fund its operations other than the additional $400,000 under the promissory note held by Key Ovation. To continue its current level of operations beyond October 31, 2008, the current maturity date of the promissory note, it is expected that IdentiPHI will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Additional financing sources may not be available when and if needed by IdentiPHI. If IdentiPHI were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2008, all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

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

The Company engaged a third party valuation specialist to assist in its valuation of the intangible assets acquired in the Merger. Intangible assets acquired in the Merger consist of the following as of June 30, 2008:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Developed technology acquired	3,260	(535)	1-4
Patent acquired	500	(42)	5

Total	$3,760	$(577)

Remaining amortization expense:
For the six months ended 12/31/2008		$693
For Year-ended 12/31/2009		1,330
For Year-ended 12/31/2010		821
For Year-ended 12/31/2011		225
For Year-ended 12/31/2012		106
Thereafter		8

Total		$3,183

The unaudited pro forma combined historical results of operations for the six months ended June 30, 2007, assuming the Merger had closed on January 1, 2007, are as follows (in thousands):

Six Months ended June 30, 2007
Total revenue	$2,126
Net loss	$(7,842)
Net loss per share	$(0.14)

The unaudited pro forma combined historical results of operations for the six months ended June 30, 2008, assuming the Merger had closed on January 1, 2008, are as follows (in thousands):

Six Months ended June 30, 2008
Total revenue	$3,095
Net loss	$(3,880)
Net loss per share	$(0.07)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

5. Stock-Based Compensation

On February 7, 2008, the Company’s stockholders approved the IdentiPHI, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). IdentiPHI maintains the plan for officers, directors, employees and consultants. As of June 30, 2008, there were 2,239,873 shares available for issuance under the 2007 Plan.

Restricted Stock and Restricted Stock Unit Awards

Under the 2007 Plan, IdentiPHI may from time to time grant equity awards consisting of restricted stock and restricted stock units (“RSU”) to its directors, employees and consultants. A restricted stock award consists of shares of the Company’s common stock issued to the recipient on the date of the award with such shares being subject to vesting conditioned upon the satisfaction of service requirements or other conditions specified in the award agreements. The shares issued in connection with a restricted stock award are generally subject to the Company’s right to repurchase these shares prior to vesting under certain circumstances and generally may not be transferred by the recipient until the shares have vested. A RSU award consists of an unsecured promise to transfer unrestricted shares of the Company’s common stock to the recipient of the RSU award at the time the RSU award vests. RSU awards are generally subject to restrictions which may include performance criteria and circumstances under which the RSU unit award will be forfeited, such as termination of employment or services. Repurchased shares of restricted stock and shares underlying forfeited RSU awards become available again for issuance under the 2007 Plan. Shares of restricted stock surrendered by the recipient to satisfy tax withholding obligations that arise in connection with the vesting of those awards do not become available again for issuance under the 2007 Plan.

IdentiPHI measures its restricted stock and RSU awards on the date of grant using IdentiPHI’s market price multiplied by the number of shares granted. For service-based restricted stock and RSU awards, compensation expense is recognized over the vesting period on a straight-line basis.

In general, for employees, the awards vest quarterly over a two year period beginning on the date of grant. For certain officers, vesting of the awards are as follows: (a) 50% on a quarterly basis for a period of two years beginning on March 5, 2008, (b) 25% upon IdentiPHI’s achievement of an average market capitalization equal to or greater than $50 million during any period of twenty consecutive trading days after March 5, 2008, and (c) 25% upon IdentiPHI’s achievement of an average market capitalization equal to or greater than $75 million during any period of twenty consecutive trading days after March 5, 2008. Lastly, the awards granted to non-employee members of IdentiPHI’s board of directors cliff vest on March 5, 2009, if such individuals are serving as directors on such date.

During the six months ended June 30, 2008, IdentiPHI reacquired from certain restricted stock and RSU holders an aggregate of 100,819 shares valued at approximately $42,000 in compliance with statutory tax withholding requirements. IdentiPHI retired these shares and disclosed their value as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

Restricted stock and RSU activity for the six months ended June 30, 2008 was as follows (in thousands):

	Shares	Weighted average grant date fair value
Nonvested stock outstanding at December 31, 2007	—	—
Granted(1)	8,393	$0.40
Vested	(626)	0.40
Surrendered for statutory tax withholding requirements	(101)	0.40
Forfeited	—	—

Nonvested stock outstanding at June 30, 2008	7,666	$0.40

(1)	Includes 8,056,112 shares of restricted stock and 336,522 shares of RSUs.

Stock Option Awards

At June 30, 2008, the Company had 344,870 stock options outstanding, of which 58,279 were still subject to vesting restrictions. These stock option awards were issued and outstanding under Saflink Corporation’s 2000 Stock Incentive Plan (the “2000 Plan”), prior to the Merger. The weighted-average exercise price of these options is approximately $13.47. As of June 30, 2008, there were no shares available for issuance under the 2000 Plan.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2008, which was incurred as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Product development	$39	$—	$50	$—
Sales and marketing	111	—	138	—
General and administrative	125	—	161	—

Total stock-based compensation	$275	$—	$349	$—

No compensation cost was capitalized as part of an asset during the three months ended June 30, 2008 and 2007.

6. Stockholders’ Equity

Prior to August 30, 2007, Former IdentiPHI operated as a Delaware limited liability company known as “IdentiPHI, LLC.” On August 30, 2007, IdentiPHI, LLC changed its corporate form from a Delaware limited liability company to a Delaware corporation with authorized capital of 100,000,000 shares of $0.001 par value common stock. After the Merger and the 1-for- 15 reverse stock split described further below, IdentiPHI had authorized capital of 100,000,000 shares at $0.01 par value common stock as of June 30, 2008.

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

Warrant Issuances

During the six months ended June 30, 2008, IdentiPHI issued three separate warrants to purchase an aggregate of 320,934 shares of common stock at an exercise price of US$0.80 to Zaychan Pty Limited in connection with draw downs on the secured promissory note issued to Zaychan on March 12, 2008. These warrants have a three year term and were exercisable immediately upon issuance. On June 30, 2008, these warrants were assigned from Zaychan to Key Ovation, LLC in connection with the Renewal, Modification and Extension of Promissory Note agreement as further described in Note 1 – Liquidity and Capital Resources. The fair value of these warrants was determined to be $51,000 using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 2-3%, volatility of 100%, and an estimated life of three years, the contractual life of the warrants. The fair value of the warrants was recorded as a debt discount and was amortized to interest expense over the original term of the promissory note.

IdentiPHI has other warrants outstanding to purchase an aggregate of 985,011 shares of its common stock. The exercise prices of these warrants range between $0.30 and $12.60, with remaining contractual lives between five months and three years. There were no warrant exercises during the three and six months ended June 30, 2008 and 2007.

Stock Subscription Receivable

During 2007, Former IdentiPHI converted $4 million of its note payable to Key Ovation, LLC into shares of its common stock. The $4 million conversion amount was greater than the total debt outstanding at the time of conversion and, as a result, the excess amount of $176,000 was recorded as stock subscription receivable from a related party in stockholders’ equity (deficit) section of IdentIPHI’s balance sheet as of December 31, 2007. During the first six months of 2008, Key Ovation, LLC provided $5,000 in services and $30,000 in inventory to IdentiPHI, which reduced the outstanding balance of the stock subscription receivable to $141,000 as of June 30, 2008.

The following table summarizes equity transactions during the six months ended June 30, 2008, including entries related to the Merger and “reverse merger” accounting expressed in pre-reverse split numbers and the entry recorded for the 1-for-15 reverse split on February 19, 2008 (in thousands):

	Common Stock		Stock subscription receivable	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
	Shares	Amount
Balance, December 31, 2007	100,000	$100	$(176)	$4,730	$(4,409)	$245
Elimination of Former IdentiPHI common stock	(100,000)	(100)	—	100	—	—
Addition of Saflink Corporation common stock	208,324	2,083	—	4,702	—	6,785
Merger with Saflink Corporation	614,980	6,150	—	(6,150)	—	—
Common stock 1-for-15 reverse split	(768,414)	(7,684)	—	7,684	—	—
Warrant issued in conjunction with promissory note to related party	—	—	—	51	—	51
Stock-based compensation	—	—	—	349	—	349
Shares issued under equity incentive plan	8,091	81	—	(81)	—	—
Repurchase of common stock	(101)	(1)	—	(42)	—	(43)
Services and inventory provided by Key Ovation, LLC	—	—	35	—	—	35
Net loss	—	—	—	—	(3,382)	(3,382)

Balance, June 30, 2008	62,880	$629	$(141)	$11,343	$(7,791)	$4,040

2007 Membership Issuance

In February 2007, IdentiPHI, LLC issued additional membership interest in exchange for $778,000 in cash. These proceeds were used primarily to fund the acquisition of the SAFsolution and SAFmodule software products from Saflink Corporation.

7. Concentrations

During the three and six months ended June 30, 2008, revenue from customers representing more than 10% of the Company’s total revenue were as follows (in thousands):

	Three months ended June 30, 2008		Six months ended June 30, 2008
	$	%	$	%
Customer A	$1,256	79	$1,928	62
Customer B	—	—	440	14

During the three and six months ended June 30, 2007, revenue from customers representing more than 10% of the Company’s total revenue were as follows (in thousands):

	Three months ended June 30, 2007		Six months ended June 30, 2007
	$	%	$	%
Customer A	$573	74	$1,082	71

As of June 30, 2008 and December 31, 2007, trade accounts receivables by customers representing more than 10% of the Company’s total trade accounts receivables balance were as follows (in thousands):

	As of June 30, 2008		As of December 31, 2007
	$	%	$	%
Customer A	$884	83	$499	59
Customer C	2	*	172	20

*	Less than 1%

8. Net Loss Per Share

On August 30, 2007, Former IdentiPHI issued 40,998,664 shares of its common stock (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) to its stockholders in connection with its conversion from a Delaware limited liability company to a Delaware corporation. The net loss per common share data (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) for the three and six months ended June 30, 2007 is computed assuming the weighted average shares of common stock of IdentiPHI were outstanding for these periods. The weighted average number of common shares outstanding reflects the equity and membership interest events that occurred during 2007. The net loss per common share data for the three and six months ended June 30, 2008 is computed assuming 40,998,664 shares of the Company’s common stock (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) were outstanding from January 1, 2008 and the 13,888,234 shares of the Company’s common stock outstanding at the completion of the Merger (adjusted for the Company’s 1-for-15 reverse stock split) were treated as issued at February 8, 2008. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method, however, as IdentiPHI had a net loss in all of the periods presented, basic and diluted net loss per common share are the same.

Potential common shares outstanding consisted of options and warrants to purchase 1,650,815 and 0 shares of common stock at June 30, 2008, and 2007, respectively.

9. Segment Information

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

10. Subsequent Events

On July 21, 2008, IdentiPHI amended the terms of its $1.7 million secured promissory note held by Key Ovation, LLC, a Texas limited liability company. Under the terms of the amendment, the aggregate principal amount of the promissory note was increased by up to an additional $400,000 and the maturity date of the principal and accrued but unpaid interest under the promissory note was extended from July 31, 2008 to August 31, 2008. IdentiPHI may draw down the additional principal amount under the note in one or more installments at IdentiPHI’s discretion. On August 12, 2008, IdentiPHI again amended the promissory note to extend the maturity date, such that the principal and accrued but unpaid interest under the promissory note now becomes due and payable on the earlier of October 31, 2008, or upon the closing of an equity financing of at least $5.0 million. IdentiPHI’s obligations under the promissory note continue to be secured by all of IdentiPHI’s assets.

Effective July 21, 2008, Steven M. Oyer resigned from his position of Chief Executive Officer of IdentiPHI and as a member of the board of directors, for personal reasons and to pursue other interests. In connection with Mr. Oyer’s termination of employment, IdentiPHI entered into a Separation Agreement and General Release of All Claims. In lieu of the severance terms in Mr. Oyer’s employment agreement, the separation agreement provides for a lump sum payment of $100,000 upon termination of employment and a lump sum payment of $75,000 if IdentiPHI completes an equity or debt financing prior to December 31, 2008 under certain circumstances. The Company further agreed to repurchase 3,396,127 shares of restricted common stock held by Mr. Oyer for an aggregate purchase price of $0.01, and to grant Mr. Oyer an option to purchase 2,547,905 shares of its common stock at an exercise price of $0.23 per share. The stock option expires ten years from the date of grant.

In connection with Mr. Oyer’s resignation, the Company appointed Christer Bergman, a member of the Company’s board of directors since February 2008, to serve as Interim Chief Executive Officer. The Company agreed to pay Mr. Bergman a base salary of $300,000 per year, plus reimbursement for out-of-pocket expenses, in connection with his duties as Interim Chief Executive Officer.

On August 12, 2008, the Company appointed Mr. Bergman as its Chief Executive Officer and entered into an employment agreement with Mr. Bergman. Mr. Bergman’s employment agreement provides that he will serve as the Company’s Chief Executive Officer for an initial term of two years and automatically renews for subsequent one year terms unless either party provides 45 days’ advance written notice that it does not wish to renew the agreement. The Company paid Mr. Bergman a $50,000 signing bonus and agreed to pay Mr. Bergman an annual base salary of $300,000. Pursuant to the terms of the employment agreement, the Company granted Mr. Bergman an option to purchase 2,000,000 shares of its common stock and a stock award of 2,000,000 shares of its common stock. The option has an exercise price of $0.15 per share and vests in equal quarterly installments over a period of two years. The stock award consists of 1,000,000 shares of stock and 1,000,000 restricted stock units. The restricted stock units vest with respect to 500,000 shares upon the Company’s achievement of an average market capitalization equal to or greater than $50 million during any period of twenty (20) consecutive trading days after the date of grant and with respect to the remaining 500,000 shares upon the Company’s achievement of an average market capitalization equal to or greater than $75 million during any period of twenty (20) consecutive trading days after the date of grant.

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

Overview

We are a technology company offering a suite of enterprise security solutions and consulting services direct to end-users and through partners, distributers and resellers. We were formerly known as Saflink Corporation and, on February 8, 2008, we completed a merger with IdentiPHI, Inc., a Delaware corporation, to which we sometimes refer in this report as “Former IdentiPHI.” The merger resulted in the former security holders of Former IdentiPHI holding approximately 75% of the combined company’s common stock and our security holders holding the remaining 25% of the combined company’s common stock. The merger was deemed a “reverse merger” with Former IdentiPHI being treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, Former IdentiPHI became our wholly-owned subsidiary. We subsequently combined with Former IdentiPHI into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with our principal offices in Austin, Texas.

For financial reporting purposes, Former IdentiPHI, and not Saflink Corporation, is considered the accounting acquirer. Accordingly, the financial statements for the three and six months ended June 30, 2007 presented in this quarterly report are those of Former IdentiPHI and do not include Saflink Corporation’s historical financial results. The financial statements for the three and six months ended June 30, 2008 presented in this quarterly report and the discussion of financial condition and results of operations herein are those of Former IdentiPHI through February 8, 2008, the date of the merger, and are thereafter combined with Saflink Corporation’s operations.

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

Results of Operations

We believe that period-to-period comparisons of our operating results may not be a meaningful basis to predict our future performance. You should give consideration to our prospects in light of the risks and difficulties described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. We may not be able to successfully address these risks and difficulties.

We incurred net losses of $2.1 million and $3.4 million for the three and six months ended June 30, 2008, respectively, compared to net losses of $549,000 and $859,000 for the three and six months ended June 30, 2007, respectively.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three and six months ended June 30, 2008 and 2007: enterprise software license sales; third party software and hardware sales; and maintenance and support services. Product revenue consisted of license fees for our software products and sales of third party software and hardware products and applications. Service revenue consisted of payments for maintenance and support contracts, technical support, installation, integration, implementation and training services.

Revenue of $1.6 million for the three months ended June 30, 2008 increased 105% compared to revenue of $772,000 for the three months ended June 30, 2007. Revenue of $1.5 million came from product sales and $70,000 from services during the three months ended June 30, 2008. Product revenue increased 114%, or $806,000, in the three months ended June 30, 2008, when compared to the $709,000 recorded in the three months ended June 30, 2007. Service revenue increased 11%, or $7,000, compared to the $63,000 recorded in the three months ended June 30, 2007.

During the three months ended June 30, 2008, product revenue consisted of enterprise software license sales of $84,000 and third party software and hardware product sales of $1.4 million. In comparison, during the three months ended June 30, 2007, enterprise software license sales were $18,000, while third party software and hardware product sales were $691,000.

Total revenue of $3.1 million for the six months ended June 30, 2008 increased 102% compared to revenue of $1.5 million for the six months ended June 30, 2007. Revenue of $3.0 million came from product sales and $124,000 from services during the six months ended June 30, 2008. Product revenue increased 116%, or $1.6 million, in the six months ended June 30, 2008, when compared to the $1.4 million recorded in the six months ended June 30, 2007. Service revenue decreased 21%, or $33,000, compared to the $157,000 recorded in the six months ended June 30, 2007.

The primary reasons total revenue increased during these periods was due to additional sales personnel and the maturation of our distribution channels and third party relationships, as well as incremental revenue related to the software products acquired from Saflink in late February 2007.

For the three and six months ended June 30, 2008, Synnex Corporation, a technology products distributor, accounted for 79% and 62% of our total revenue, respectively. For the three and six months ended June 30, 2007, Synnex accounted for 74% and 71% of our total revenue.

Total cost of revenue included enterprise software license cost of revenue, third party product cost of revenue, services cost of revenue and amortization of intangible assets. Enterprise software license cost of revenue included purchased software that was integrated into our products. Product cost of revenue included the cost of software and hardware applications purchased from third parties and resold to our customers, resellers and distributors. Services cost of revenue consisted of the cost of maintenance and technical support provided on our enterprise software, as well as labor costs for consulting, installation, implementation, integration and training services. Amortization of intangible assets is primarily related the purchase of technology and software products from Saflink in February 2007 and the subsequent Merger with Saflink in February 2008.

During the three months ended June 30, 2008, cost of revenue from enterprise software licenses was $5,000, the cost of product sales of third party software and hardware was $1.2 million, the cost of services revenue was $28,000, and intangible asset amortization was $381,000. During the three months ended June 30, 2007 cost of revenue from enterprise software licenses was $68,000, the cost of product sales of third party software and hardware was $580,000, while the cost of services revenue was a negative $25,000 and intangible asset amortization was $39,000.

Total cost of revenue of $3.0 million for the six months ended June 30, 2008, increased 147% compared to total cost of revenue of $1.2 million for the six months ended June 30, 2007. Cost of revenue of $2.3 million came from product sales, $38,000 from services and $655,000 from the amortization of intangible assets during the six months ended June 30, 2008. Product cost of revenue increased 105%, or $1.2 million, in the six months ended June 30, 2008, when compared to the $1.1 million recorded in the six months ended June 30, 2007. Service cost of revenue increased 9%, or $3,000, compared to the $35,000 recorded in the six months ended June 30, 2007. Amortization of intangible assets increased by $603,000 compared to the $52,000 recorded in the six months ended June 30, 2007.

Our gross loss for the three months ended June 30, 2008 was $53,000, or a negative 3%, while our gross profit for the three months ended June 30, 2007 was $110,000, or 14%. Our gross profit for the six months ended June 30, 2008 was $89,000, or 3%, while our gross profit for the six months ended June 30, 2007 was $315,000, or 21%. Our gross profit percentage decrease in the three and six months ended June 30, 2008 was primarily attributable to increased intangible asset amortization as a result of the merger with Saflink in February 2008, which have remaining lives between one and four years.

Operating Expenses

Total operating expenses for the three months ended June 30, 2008 increased approximately $1.4 million, or 228%, to $2.0 million from $598,000 for the three months ended June 30, 2007. Total operating expenses for the six months ended June 30, 2008 increased approximately $2.3 million, or 218%, to $3.4 million from $1.1 million for the six months ended June 30, 2007. These overall increases were primarily due to the merger with Saflink on February 8, 2008, which added headcount and public reporting company expenses that were not incurred during the three and six months ended June 30, 2007.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007 (in thousands):

	Three months		Six Months
	$ Change	% Change	$ Change	% Change
Product development	$183	123%	$389	153%
Sales and marketing	467	184	911	208
General and administrative	715	367	1,021	275

	$1,365	228%	$2,321	218%

Product Development—Product development expenses consisted primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. For the three months ended June 30, 2008, product development expenses were $332,000, while for the three months ended June 30, 2007 product development expenses were $149,000. For the six months ended June 30, 2008, product development expenses were $644,000, while for the six months ended June 30, 2007, product development expenses were $255,000. These increases were primarily related to additional software development headcount in Edmonton, Alberta, Canada and quality assurance personnel in Austin, Texas that were added during the last nine months of 2007 and early 2008. We expect our product development expenses for last two quarters of 2008 to be consistent with the actual results from first two quarters of 2008.

Sales and Marketing—Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Sales and marketing expenses were $721,000 for the three months ended June 30, 2008, while sales and marketing expenses were $254,000 for the three months ended June 30, 2007. Sales and marketing expenses were $1.3 million for the six months ended June 30, 2008, while sales and marketing expenses were $438,000 for the six months ended June 30, 2007. This increase was primarily related to increased compensation expense for additional sales headcount in connection with the merger with Saflink during the first quarter of 2008. We expect sales and marketing expenses to moderately increase during the last two quarters of 2008 due to planned increases in sales headcount and marketing programs.

General and Administrative—General and administrative expenses consisted primarily of salaries, benefits and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses were $910,000 for the three months ended June 30, 2008, while general and administrative expenses were $195,000 for the three months ended June 30, 2007. General and administrative expenses were $1.4 million for the six months ended June 30, 2008, while general and administrative expenses were $371,000 for the six months ended June 30, 2007. These increases were primarily related to additional compensation and related benefits and professional service fees related to the merger with Saflink during the first half of 2008 and incremental expenses related to being a public reporting entity. We expect our general and administrative expenses to decrease slightly in the last two quarters of 2008 when compared to the three months ended June 30, 2008, as several nonrecurring administrative and integration costs related to the merger with Saflink that were incurred during this period.

Interest expense

Interest expense for the three and six months ended June 30, 2008 was $76,000 and $87,000, respectively. This is compared to interest expense of $61,000 and $113,000 for three and six months ended June 30, 2007, respectively. Interest expense in the three and six months ended June 30, 2008 related to promissory notes to related parties, while interest expense in the three and six months ended June 30, 2007 primarily consisted of interest accrued on our unsecured borrowings from Key Ovation, LLC.

Other income, net

Other income for three and six months ended June 30, 2008 was $0 and $1,000, respectively. This is compared to other income of $0 and $3,000 for three and six months ended June 30, 2007, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Liquidity and Capital Resources

We financed our operations during the six months of 2008 primarily from our existing working capital, a promissory note from Saflink Corporation that was issued in connection with the execution of the merger agreement in August 2007, and a promissory note from a related party secured by all of our assets. As of June 30, 2008, we had $559,000 of cash and cash equivalents and a working capital deficit was negative $2.6 million.

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, which is secured by all of our assets and which was assigned to Key Ovation, LLC, a Texas limited liability company, on June 30, 2008. The aggregate principal amount of the promissory note (which includes accrued interest through June 30, 2008) is $1.7 million, and we may draw down an additional $400,000 in one or more installments for working capital and general corporate purposes. The outstanding principal under the promissory note accrues interest at 8.0% per annum and the principal and accrued but unpaid interest becomes due and payable on the earlier of October 31, 2008, or our completion of an equity financing of at least $5.0 million.

On February 8, 2008, we issued a promissory note to Richard Kiphart, a former member of Saflink’s board of directors prior to the merger and current shareholder of IdentiPHI. The principal amount of the promissory note is $150,000. The outstanding principal under the promissory note accrues interest at 10% per annum and the principal and accrued but unpaid interest became due and payable on August 5, 2008. We have not paid the amounts owing on this promissory note, which may have a material adverse effect on our future business operations should such Mr. Kiphart initiate litigation or otherwise demand payment.

We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

Other than the ability to draw down an additional $400,000 under the Key Ovation promissory note, we do not have a credit line or other borrowing facility to fund our operations. With our current working capital and the amounts we may draw down under the Key Ovation promissory note, we believe we have sufficient funds to continue operations at current levels through October 31, 2008. To continue our current level of operations beyond this date we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations. In addition, we will need to seek additional funds through the issuance of equity or debt securities or other sources of financing to pay our obligations under the promissory notes issued to Mr. Kiphart and to pay our obligations under the Key Ovation promissory note when they become due and payable. Because our obligations under the Key Ovation promissory note are secured by all of our assets, if we default under the terms of the Key Ovation promissory note, Key Ovation could foreclose its security interest and liquidate all of our assets. This would cause our operations to cease.

Our net cash used for operating activities was $1.8 million during six months ended June 30, 2008. The net loss of $3.4 million for the first six months of 2008 included $51,000 in non-cash interest expense, $349,000 in stock-based compensation and $672,000 in amortization intangible assets and depreciation.

Our net cash provided by investing activities was $515,000 during the six months ended June 30, 2008, with $542,000 related to cash acquired in the merger, offset by $27,000 used in the acquisition of property and equipment.

Our net cash provided from financing activities was $1.8 million during the six months ended June 30, 2008, with $1.7 million related to net proceeds from the issuance of a related party promissory note and $100,000 in proceeds from the promissory note issued to Saflink Corporation, prior to the merger. In addition, we repurchased $43,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the equity awards.

Our net cash used for operating activities was $1.9 million for the six months ended June 30, 2007. Significant adjustments to the net loss included an increase in accounts receivable of $218,000 and a decrease in accounts payable and accrued expenses of $1.1 million.

Our net cash used in investing activities was $789,000 during the six months ended June 30, 2007, with $778,000 related to the acquisition of software products from Saflink Corporation and $11,000 related to the purchase of property and equipment.

Our net cash provided from financing activities was $1.6 million during the six months ended June 30, 2007, with $781,000 provided through our unsecured loan from Key Ovation and $778,000 through members’ contribution.

We maintain our headquarters in a facility with 6,676 square feet in Austin, Texas under two separate leases that both expire in November 2009. We also lease 1,724 square feet of office space in Edmonton, Alberta, Canada for our product development staff under a lease that expires in July 2011. In Reston, Virginia, we lease 6,083 square feet of office space under a lease that expires in April 2009. This entire facility is sublet to another entity through our lease termination date. Also in Reston, we lease 5,130 square feet of office space under a lease that expires in February 2009. This entire facility is sublet to another entity through our lease expiration date as well. The differences in rental rates between the original leases and the subleases are minimal and should not have a material effect on our financial statements in the future.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

We have accumulated net losses of $7.8 million from our inception through June 30, 2008. We have continued to accumulate losses after June 30, 2008, to date, and we may be unable to generate significant revenue or any net income in the future. We expect that we will need to raise additional funds through the issuance of debt or equity securities or other sources of financing for us to continue our operations beyond October 31, 2008. Even if we are successful in obtaining additional financing, if we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

If we do not pay our obligations under a secured promissory note by October 31, 2008, the holder could foreclose its security interest and liquidate all of our assets.

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, which is secured by all of our assets and which was assigned to Key Ovation, LLC, a Texas limited liability company, on June 30, 2008. The aggregate principal amount of the promissory note (which includes accrued interest through June 30, 2008) is $1.7 million, and we may draw down an additional $400,000 in one or more installments for working capital and general corporate purposes. The outstanding principal under the promissory note accrues interest at 8.0% per annum and the principal and accrued but unpaid interest becomes due and payable on the earlier of October 31, 2008, or our completion of an equity financing of at least $5.0 million. We will need to seek additional funds through the issuance of equity or debt securities or other sources of financing to pay our obligations under the secured promissory note when they become due and payable. Because our obligations under this promissory note are secured by all of our assets, if we default under the terms of this promissory note Key Ovation could foreclose its security interest and liquidate all of our assets. This would cause our operations to cease.

We have not been profitable since our inception, and we may not achieve or maintain profitability in the future.

We have not historically been profitable in any fiscal period since our inception, and may not be profitable in future periods. We expect that our expenses relating to sales and marketing, technology development, general and administrative functions, as well as operating and maintaining our technology infrastructure, will increase in the future. We will need to increase our revenues to be able to achieve and then maintain profitability in the future. We may not be able in a timely manner to reduce our expenses in response to any decrease or shortfall in our revenues, and our failure to do so would adversely affect our operating results and our efforts to achieve or maintain profitability. We cannot predict when, or if, we will become profitable in the future. Even if we achieve profitability, we may not be able to sustain it.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could reduce the market price for our common stock and make it difficult for us to raise capital.

As of August 12, 2008, 60,440,606 shares of our common stock were outstanding and there were a total of 6,198,720 shares of our common stock issuable upon exercise of outstanding options and warrants. The issuance of additional shares of our common stock upon the exercise of outstanding options or warrants or the issuance of restricted stock grants could cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because they own approximately 68% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates), who were former members of IdentiPHI, LLC, beneficially own approximately 68% of our outstanding common stock as of August 12, 2008. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders.

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

Two customers accounted for 62% and 14%, respectively, of our revenue for the six months ended June 30, 2008, while the same customer who accounted for 62% of our revenue during that period accounted for 71% of our revenue for the six months ended June 30, 2007. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not announced any authorization to repurchase shares of our common stock. However, from time to time we repurchase shares of unvested restricted stock from directors, employees or consultants who cease providing service to us before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plan. In addition, the terms of restricted stock awards granted under our equity incentive plan allows participants to surrender or deliver to us a portion of the newly vested shares of our common stock to satisfy tax withholding obligations that arise in connection with the vesting of those awards. These shares are repurchased at fair value market value. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchase Under Plan or Program
April 1 – April 30	—		—		N/A	N/A
May 1 – May 31	—		—		N/A	N/A
June 1 – June 30	100,819	(1)	$0.42	(2)	N/A	N/A

Total	100,819		$0.42		N/A	N/A

(1)	Represents the surrender of newly vested shares to us to satisfy tax withholding obligations that arose in connection with the vesting of restricted stock awards.

(2)	For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of our common stock as reported on the OTC Bulletin Board on the date of such surrender (or on the last date preceding such surrender for which such reported price exists).

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 12, 2008, we amended the terms of our secured promissory note held by Key Ovation, LLC, a Texas limited liability company. The promissory note, which we issued to Zaychan Pty Limited on March 12, 2008, was assigned to Key Ovation on June 30, 2008, and has an aggregate principal amount of $1.7 million (including accrued interest through June 30, 2008). Under the terms of the amendment, the maturity date of the principal and accrued but unpaid interest under the promissory note has been extended from August 31, 2008, and now becomes due and payable on the earlier of October 31, 2008, or upon the closing of an equity financing of at least $5.0 million. Our obligations under the promissory note continue to be secured by all of our assets. Chris Linegar, a beneficial owner of more than 10% of our common stock, is the principal member of Key Ovation. Peter A. Gilbert, our Vice Chairman and Senior Vice President of Sales and Marketing, and Mark A. Norwalk, our Chief Technology Officer, are minority members of Key Ovation.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On August 12, 2008, we appointed Christer Bergman, a current member of our board of directors, as our Chief Executive Officer and entered into an employment agreement with Mr. Bergman. Mr. Bergman has been serving as our Interim Chief Executive Officer since July 21, 2008 and has served as a member of our board of directors since February 2008. From 2001 through 2006, Mr. Bergman was President and CEO of Precise Biometrics AB, a publicly traded innovative security company that supplies world-leading systems for fingerprint and smart card-based authentication. Mr. Bergman founded NOVEXUS, LLC in 1999, a consulting firm through which Mr. Bergman advises biometric, smart card and authentication companies. Mr. Bergman received as M.S. degree from the Lund Institute of Technology and an M.S. degree from the University of California, Berkley.

Mr. Bergman’s employment agreement provides that he will serve as our Chief Executive Officer for an initial term of two years and automatically renews for subsequent one year terms unless either party provides 45 days’ advance written notice that it does not wish to renew the agreement. We paid Mr. Bergman a $50,000 signing bonus and agreed to pay Mr. Bergman an annual base salary of $300,000. For the first and second year of the employment agreement, Mr. Bergman’s annual corporate performance bonus must entitle him to the opportunity to receive at least 50% of his base salary under our management incentive plan. Mr. Bergman may terminate his agreement upon 30 days’ written notice without being entitled to further compensation, expect for unpaid base salary and other benefits already earned. We may terminate Mr. Bergman’s agreement for “cause” without notice or compensation to

Mr. Bergman, except for unpaid base salary and other benefits already earned. If we terminate Mr. Bergman’s agreement without “cause” in connection with a change in control, or if Mr. Bergman terminates his agreement for “good reason” following a change in control, we have agreed to pay Mr. Bergman an amount equal to his base salary and annual corporate performance bonus during the previous twelve months in accordance with our regular payroll cycle for a period of twelve months following the termination. In addition, Mr. Bergman will receive accelerated vesting of any unvested equity incentive awards and continued medical coverage at our expense for up to one year. Mr. Bergman also agreed not to solicit our customers and not to compete with us for one year following the termination of his employment.

Pursuant to the terms of the employment agreement, we granted Mr. Bergman an option to purchase 2,000,000 shares of our common stock and a stock award of 2,000,000 shares of our common stock. The option has an exercise price of $0.15 per share and vests in equal quarterly installments over a period of two years. The stock award consists of 1,000,000 shares of stock and 1,000,000 restricted stock units. The restricted stock units vest with respect to 500,000 shares upon our achievement of an average market capitalization equal to or greater than $50 million during any period of twenty (20) consecutive trading days after the date of grant and with respect to the remaining 500,000 shares upon our achievement of an average market capitalization equal to or greater than $75 million during any period of twenty (20) consecutive trading days after the date of grant.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date
10.1	Renewal, Modification and Extension of Promissory Note Agreement, dated June 30, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.2	Security Agreement, dated June 30, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.3	Amendments of Secured Promissory Note, dated July 21, 2008 and August 12, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.4	Separation Agreement and Release of All Claims, dated July 21, 2008, by and between IdentiPHI, Inc. and Steven M. Oyer*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IdentiPHI, Inc.

DATE: August 14, 2008	By:	/s/ JEFFREY T. DICK
Jeffrey T. Dick
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description		Form	Incorporated by Reference
		Filed Herewith		Exhibit No.	File No.	Filing Date
10.1	Renewal, Modification and Extension of Promissory Note Agreement, dated June 30, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.2	Security Agreement, dated June 30, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.3	Amendments of Secured Promissory Note, dated July 21, 2008 and August 12, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC	X

10.4	Separation Agreement and Release of All Claims, dated July 21, 2008, by and between IdentiPHI, Inc. and Steven M. Oyer*	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement