Form 10-K/A
period 2007-12-31
IdentiPHI, Inc.
filed 2008-10-31
CIK 847555

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

There were 60,075,425 shares of the registrant’s common stock outstanding as of October 29, 2008.

EXPLANATORY NOTE

We previously filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, on March 31, 2008, and filed an Amendment No. 1 to our Annual Report on Form 10-K on April 29, 2008.

As described in our Annual Report, we were formerly known as Saflink Corporation headquartered in Kirkland, Washington. We completed our merger with IdentiPHI, Inc. (to which we refer as “Former IdentiPHI”) on February 8, 2008, whereby we acquired all of the outstanding shares of Former IdentiPHI in a stock-for-stock transaction. As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink. The two companies subsequently combined into a single entity and we changed our name to “IdentiPHI, Inc.” with our principal offices in Austin, Texas.

Under the purchase method of accounting in accordance with GAAP, our acquisition of Former IdentiPHI was deemed a “reverse acquisition” with Former IdentiPHI, and not Saflink Corporation, being treated as the acquiring company for accounting and financial reporting purposes. Accordingly, the historical financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the discussion of financial condition and results of operations therein are those of Former IdentiPHI and do not include Saflink Corporation’s historical financial results.

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K is to provide the following supplemental disclosures for the fiscal year ended December 31, 2007 for Saflink Corporation, including the consolidated financial statements of Saflink Corporation as of and for the year ended December 31, 2007. Disclosures of these same items with respect to IdentiPHI, Inc. were previously made in our Annual Report. These supplemental disclosures are provided for informational purposes only, and, as described above, do not constitute our historical financial statements. Because the historical financial statements of Former IdentiPHI became our historical financial statements upon completion of the merger, these types of disclosures related to Saflink Corporation will not be included in our future filings made with the SEC.

(1) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 7 of our Annual Report is hereby amended to include Management’s Discussion and Analysis of Financial Condition and Results of Operation of Saflink Corporation. This additional disclosure under Item 7 should be read in conjunction with our previously disclosed Management’s Discussion and Analysis of Financial Condition and Results of Operation of IdentiPHI, Inc.

(2) Item 8. Financial Statements and Supplementary Data. Item 8 of our Annual Report is hereby amended to include the Financial Statements and Notes to the Financial Statements of Saflink Corporation as of and for the fiscal year ended December 31, 2007. This additional disclosure under Item 8 should be read in conjunction with our previously disclosed Financial Statements and Supplementary Data of IdentiPHI, Inc.

(3) Item 9A. Controls and Procedures. Item 9A of our Annual Report is hereby amended and restated in its entirety as set forth below. We inadvertently omitted from our Annual Report “Management’s Report on Internal Control Over Financial Reporting.” Our “Evaluation of Disclosure Controls and Procedures” has also been updated below to reflect the impact of our omission of such Management’s Report on Internal Control Over Financial Reporting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Under the purchase method of accounting in accordance with GAAP, our acquisition of Former IdentiPHI was deemed a “reverse acquisition,” with Former IdentiPHI being treated as the acquiring company for accounting and financial reporting purposes. As a result, following the completion of our merger with Former IdentiPHI, the historical financial statements of Former IdentiPHI became our historical financial statements.

For informational purposes, we have included below management’s discussion and analysis of the financial condition and results of operations with respect to our historical financial statements prior to the completion of our merger with Former IdentiPHI. We refer to these historical financial statements as the statements of “Saflink Corporation” or “Saflink.” The management’s discussion and analysis of financial condition and results of operations below only relates to Saflink’s financial statements and results of operations for the fiscal years ended December 31, 2007, and 2006, and does not relate to our current historical financial statements, results of operations, or trends and uncertainties related to our current business. These issues are addressed above in management’s discussion and analysis of the financial condition and results of operations related to our current historical financial statements.

Saflink Critical Accounting Policies and Estimates

This discussion and analysis of financial condition and results of operations are based upon Saflink’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements required us to make estimates and judgments that affected the reported amounts of assets, liabilities, revenue and expenses and related disclosure of commitments and contingencies. We based our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which formed the basis for making judgments about the carrying values of assets and liabilities that were not readily apparent from other sources. We believed Saflink’s most critical accounting policies and estimates included revenue recognition and stock-based compensation.

Investments

In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended),” we determined that Saflink’s investment in FLO Corporation should be accounted for using the equity method of accounting.

Revenue Recognition

Saflink derived revenue from license fees for software products, selling hardware it manufactured, reselling third party hardware and software applications, and fees for services related to these software and hardware products including maintenance services, installation and integration consulting services.

Saflink recognized revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration, and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Saflink recognized revenue from biometric software and data security license fees upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable, and vendor-specific objective evidence existed to allocate the total fee to the undelivered elements of the arrangement. If customers received pilot or test versions of products, revenue from these arrangements was recognized upon customer acceptance of permanent license rights. If Saflink’s software was sold through a reseller, revenue was recognized on a sell-through basis when the reseller delivered its product to the end-user. Certain software delivered under a license required a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services could be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Saflink recognized revenue from these separate maintenance support contracts ratably over the maintenance period. If software maintenance was included under the terms of the software license agreement, then the value of such maintenance was deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue was established by the price at which the customer may purchase a renewal maintenance contract.

Saflink recognized revenue from hardware that it manufactured generally upon shipment, unless contract terms called for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement existed, collection was probable, the fee was fixed or determinable, and vendor-specific objective evidence existed to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contained embedded software. However, the embedded software was considered incidental to the hardware product sale. Saflink also acted as a reseller of third party hardware and software applications. Generally, Saflink recognized such revenue upon shipment of the hardware or software application, unless contract terms called for a later date, provided that all other conditions above had been met.

Service revenue included payments under support and upgrade contracts and consulting fees. Saflink recognized support and upgrade revenue ratably over the term of the contract, which typically was twelve months. Consulting revenue primarily related to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting were recognized as services were performed. If a transaction included both license and service elements, license fees were recognized separately upon delivery of the licensed software, provided services did not include significant customization or modification of the software product, the licenses were not subject to acceptance criteria, and vendor-specific objective evidence existed to allocate the total fee to elements of the arrangement. If the services did include significant customization or modification of the software product or if the services were under a fixed-fee contract, Saflink recognized the revenue in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Saflink recognized revenue for these types of arrangements as services were rendered using the percentage-of-completion method with progress-to-complete usually measured using labor hour or labor cost inputs. Saflink believed that these input measures more accurately reflected its progress on projects accounted for under SOP 81-1, as opposed to output measures, which were generally difficult to establish for the projects in which Saflink was engaged. Saflink periodically reviewed cost estimates on percentage-of-completion contracts and recorded adjustments in the period in which the revisions were made. Any anticipated losses on contracts were charged to operations as soon as they were determinable. The complexity of the estimation process and factors relating to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affected the amounts of revenue and related expenses reported in Saflink’s consolidated financial statements. A number of internal and external factors could affect Saflink’s estimates, including labor rates, availability of qualified personnel and project requirement and/or scope changes. Billings on uncompleted contracts may be less than or greater than the revenues recognized and are recorded as either unbilled receivable (an asset) or deferred revenue (a liability) in the consolidated financial statements.

In applying these criteria to revenue transactions, Saflink exercised judgment and used estimates to determine the amount of software, hardware, maintenance and professional services revenue to be recognized each period.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Saflink used its judgment when it applied the impairment rules to determine when an impairment test of Saflink’s goodwill and intangible assets was necessary. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Saflink had applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

Saflink assessed the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicated that the fair value of the reporting unit to which goodwill relates was less than the carrying value. Factors Saflink considered important which could have triggered an impairment review included the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of its use of the assets or the plans for its business; and

•	loss of key personnel.

If Saflink determined that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, Saflink would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill would be determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill was greater than the implied fair value of reporting unit goodwill, Saflink would record an impairment charge for the difference.

Saflink also assessed the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors existed that might cause impairment to the carrying value. Saflink compared the fair value of the intangible asset, which was determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset. If Saflink determined that the fair value of an intangible asset was less than its carrying value, based upon the discounted cash flow valuation, Saflink would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset.

As of December 31, 2006, all goodwill was considered to be impaired and Saflink recorded an impairment charge in its statement of operations.

Impairment of Long-Lived Assets

Saflink used its judgment when it applied the impairment rules to determine when an impairment test of long-lived assets was necessary. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS No. 144), Saflink reviewed long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Saflink measured recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, Saflink would recognize an impairment charge in the amount by which the carrying amount of the asset exceeded the fair value of the asset.

Intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using Saflink’s own historical experience, as well as analyzing other companies in the same or related industries. Factors Saflink used to determine appropriate estimates of useful lives included, but were are not limited to, the expected use of the assets, any legal, regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates had a significant effect on Saflink’s financial statements

As of December 31, 2006, all amortizable intangible assets had been either sold or considered to be impaired and Saflink recorded an impairment charge in its statement of operations.

Stock-Based Compensation

Saflink used the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, Saflink recognized stock-based compensation expense in the consolidated financial statements for grants of stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures were estimated for share-based awards that were not expected to vest.

Valuation of Outstanding Warrants

Saflink made estimates and used its judgment in determining the value of outstanding warrants. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), Saflink classified certain warrants to purchase shares of its common stock as a liability because they contained characteristics of debt. Saflink valued the outstanding warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and price volatility of Saflink’s common stock. Each interim period and year-end, as long as the warrants were outstanding and contained characteristics of debt, the warrants were revalued and any difference from the previous valuation date was recognized as a change in fair value of outstanding warrants in Saflink’s statement of operations.

Results of Operations for fiscal 2007 and fiscal 2006

Saflink reviewed financial information on a consolidated basis and, therefore, had operated as a single segment for all periods discussed.

Saflink incurred a net loss attributable to common stockholders of $1.5 million for the year ended December 31, 2007, as compared to a net loss attributable to common stockholders of $120.7 million for the year ended December 31, 2006. Saflink’s net loss for 2007 included a gain on the sale of its Registered Traveler business of $8.0 million. Saflink’s net loss for 2006 included impairment losses on goodwill, intangible assets and furniture and equipment of $75.9 million, $15.5 million, and $716,000, respectively. Also included in the net loss for 2006 was a $2.8 million restructuring charge related to facility consolidations and workforce reductions.

The $8.0 million gain on the sale of Saflink’s Registered Traveler business during the year ended December 31, 2007, included gains related to the $5.9 million remaining balance on the $6.3 million note payable issued to Saflink by FLO for the Registered Traveler business and adjustments to Saflink’s balance sheet of $2.1 million since FLO was no longer a consolidating entity as of July 3, 2007.

Revenue and Cost of Revenue

The following discussion presents certain changes in Saflink’s revenue and operating expenses which occurred between fiscal years 2007 and 2006, and should be read in conjunction with Saflink’s consolidated financial statements, including the notes thereto, included elsewhere in this annual report on Form 10-K.

Saflink recorded revenue primarily from four sources during the fiscal year ended December 31, 2007, and 2006: software licenses, manufactured hardware, third party hardware and software, and services. Product revenue consisted of license fees for Saflink’s software products, sales of Saflink’s manufactured hardware and the reselling of third party hardware and software products and applications. Service revenue consisted of payments for maintenance and support contracts, as well as labor fees related to government and commercial projects and programs.

During the year ended December 31, 2007, Saflink’s software license sales were $417,000; Saflink’s sales of manufactured hardware were $427,000; and Saflink’s sales of third party software and hardware were $61,000, while Saflink’s service revenue was $251,000, which was comprised of $95,000 related to fees for consulting, integration and project labor and $156,000 related to customer support and product maintenance. During the same period in 2006, Saflink’s software license sales were $393,000; Saflink’s sales of manufactured hardware were approximately $2.4 million; and Saflink’s sales of third party software and hardware were $594,000, while service revenue was $762,000, which was comprised of $72,000 related to fees for consulting, integration and project labor and $691,000 related to customer support and product maintenance.

Saflink’s total revenue of $1.2 million for the year ended December 31, 2007, decreased approximately $3.0 million, or 72%, from revenue of $4.2 million for the year ended December 31, 2006. Saflink’s product and service revenue for the year ended December 31, 2007, were $905,000 and $251,000, respectively, compared to $3.4 million and $762,000, respectively, for the year ended December 31, 2006. The decrease in Saflink’s total revenue for the year ended December 31, 2007, could be primarily attributed to the significant decrease in revenue from the sale of third party and manufactured hardware during the year ended December 31, 2007.

Saflink’s total cost of revenue included product cost of revenue and service cost of revenue. Product cost of revenue consisted of raw materials, packaging and production costs for Saflink’s software and manufactured hardware sales, and cost of hardware and software applications purchased from third parties. Service cost of revenue consisted of labor and expenses for post-contract customer support, consulting and integration services, and training.

During the year ended December 31, 2007, Saflink’s cost of revenue from software and manufactured hardware were $0 and $95,000, respectively, Saflink’s cost of third party software and hardware was $122,000, while Saflink’s cost of service revenue was $312,000. During the same period in 2006, Saflink’s cost of revenue from software and manufactured hardware was $1,000 and $1.3 million, respectively, Saflink’s cost of revenue from third party software and hardware was $430,000, while Saflink’s cost of service revenue was $472,000. Saflink’s total cost of revenue for the year ended December 31, 2006, also included amortization of intangible assets of $2.1 million and an impairment loss on intangible assets of $15.5 million.

Saflink’s total cost of revenue of $529,000 for the year ended December 31, 2007, decreased $19.3 million, nearly 97%, from cost of revenue of $19.8 million for the same period in 2006, primarily attributable to the decrease in total revenue, a $15.5 million reduction in impairment charges on intangible assets included in cost of revenue, and a $2.1 million decrease in amortization of intangible assets being included in cost of revenue as the carrying value of intangible assets was zero as of December 31, 2006.

Saflink’s gross profit for the year ended December 31, 2007, was $627,000, or 54%, compared to a gross loss of $15.7 million, or negative 377%, for the same period in 2006. The increase in gross margin percentage for the year ended December 31, 2007, compared to the same periods in 2006, could be attributed to the decrease of amortization and impairment of intangible assets being included in Saflink’s cost of sales during 2007 as the carrying value of intangible assets was zero as of December 31, 2006.

Operating Expenses

The following discussion presents certain changes in Saflink’s operating expenses that occurred during the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Saflink’s total operating expenses for the year ended December 31, 2007, decreased approximately $96.4 million, or 94%, to $5.7 million from $102.1 million for the same period in 2006. Saflink’s total operating expenses for the year ended December 31, 2006 included impairment losses on goodwill and furniture and equipment of $75.9 million and $716,000, respectively. Saflink’s total operating expense for the year ended December 31, 2006 also included restructuring charges of $2.8 million. The overall decrease in operating expenses in 2007 compared to 2006 was primarily due to reduced headcount in all departments and consolidation of facilities during the third and fourth quarters of 2006. From a functional operating expense perspective, the decrease was primarily due to a $10.9 million decrease in compensation and related benefits driven by headcount being reduced to five employees at December 31, 2007, compared to 20 employees at December 31, 2006. The decrease was also related to a $75.9 million decrease in impairment charges on goodwill, and large decreases over all operating expense categories as Saflink significantly cut back its scope of operations, facilities and headcount during the fourth quarter of 2006.

The following table provides a breakdown of the dollar and percentage changes in Saflink’s operating expenses for the year ended December 31, 2007, as compared to the same period in 2006 (in thousands):

	Changes in Operating Expenses
	(000’s)	Percent
Product development	$(7,355)	(94)%
Sales and marketing	(5,601)	(86)
General and administrative	(3,988)	(48)
Impairment loss on goodwill	(75,923)	(100)
Impairment loss on property and equipment	(716)	(100)
Restructuring charges	(2,836)	(100)

	$(96,419)	(94)%

Product Development — Saflink’s product development expenses consisted primarily of salaries, benefits, supplies and materials for software developers, hardware engineers, product architects and quality assurance personnel, fees paid for outsourced software development and hardware design. Saflink’s product development expenses decreased $7.4 million, or 94%, during the year ended December 31, 2007, to $498,000 from $7.9 million for the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $5.0 million decrease in compensation and related benefits and a $944,000 decrease in occupancy, telephone and Internet expense. The decrease in compensation and related benefits was due to a significant reduction in average product development employees during 2007 compared to the same period in 2006. The decrease in occupancy, telephone and Internet expense for the third quarter of 2007 was also related to large reductions in headcount and facility consolidations, which resulted in less expense being allocated to product development.

Sales and Marketing — Saflink’s sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, trade shows, advertising and promotional expenses, fees for consultants, and travel and entertainment costs. Saflink’s sales and marketing expenses decreased $5.6 million, or 86%, during the year ended December 31, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $3.4 million decrease in compensation and related benefits, a $638,000 decrease in advertising and promotion expense and a $579,000 decrease in legal and professional services. The decrease in compensation and related benefits was due to a significant reduction in average sales and marketing employees during 2007 compared to the same period in 2006. The decrease in advertising and promotion expenses was related to the narrowed scope of Saflink’s product offerings and fewer active marketing campaigns for the year ended December 31, 2007. The decrease in legal and professional services was related to the reduction of outsourced consulting services, which were contracted in 2006 to help with lobbying efforts, brand identity and general advertising and promotion.

General and Administrative — Saflink’s general and administrative expenses consisted primarily of salaries, benefits and related costs for Saflink’s executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. Saflink’s general and administrative expenses decreased $4.0 million, or 48%, during the year ended December 31, 2007, compared to the same period in 2006. From a functional operating expense perspective, this decrease was primarily due to a $2.5 million decrease in compensation and related benefits, a decrease of $509,000 in legal and professional services, and a decrease of $227,000 in depreciation expense. The decrease in compensation and related benefits was due to a significant reduction in average general and administrative employees during 2007 compared to the same period in 2006. The decrease in legal and professional services for the year ended December 31, 2007, was primarily related to decreased legal fees incurred during 2007 when compared to 2006. The decrease in depreciation expenses was primarily related to a $716,000 impairment charge on furniture and equipment, which Saflink recorded during the third quarter of 2006, which significantly reduced the depreciable basis of Saflink’s furniture and equipment.

Impairment Loss on Goodwill — Saflink concluded that certain factors, such as the lack of significant revenue and the continued decline of the price of Saflink’s common stock as reported on the Nasdaq Capital Market, constituted triggering events under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) during the first and second quarters of 2006. As a result of Saflink’s impairment testing, Saflink determined that its goodwill had been impaired. Impairment losses on goodwill were $75.5 million for year ended December 31, 2006. Given the volatility in Saflink’s historical revenue trends, the significant decline in its market capitalization, and other indicators of fair value, Saflink determined that the best estimate of fair value for the goodwill impairment tests during these periods was Saflink’s market capitalization. Saflink no longer had goodwill balances as of December 31, 2006.

Interest expense

Saflink’s interest expense for the year ended December 31, 2007, was $4.3 million, compared to $2.7 million for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 and 2006, primarily consisted of interest on promissory notes payable to a related party, and interest related to Saflink’s June 2006 convertible debenture and warrant issuance.

As of December 31, 2007 and 2006, Saflink had one convertible note outstanding with Richard P. Kiphart, a former member of Saflink’s board of directors, with a face value of $1.25 million, an annual interest rate of 10% and a maturity date of December 31, 2006. Although the unpaid principal and accrued interest under the promissory note became due and payable on December 31, 2006, Saflink did not pay the balance due at that time. As of December 31, 2007, Saflink continued to accrue interest at 10% on the outstanding principal balance. In addition, as of December 31, 2007, Saflink had one unsecured promissory note also held by Mr. Kiphart with a face value of $400,000, and an annual interest rate of 10%, which became payable in four equal quarterly installments beginning January 1, 2008. On November 1, 2007, Saflink entered into a Notes Conversion Agreement with Mr. Kiphart pursuant to which Mr. Kiphart agreed to forbear from the exercise of his rights under the promissory notes and to convert the outstanding principal and accrued but unpaid interest under both promissory notes he held into shares of Saflink’s common stock at a conversion rate of $0.0415 per share at the discretion of Saflink at any time prior to the merger with Former IdentiPHI. Interest expense related to these notes for the year ended December 31, 2007, was $162,000, compared to interest expense related to the $1.25 million convertible note of $125,000 in 2006. The indebtedness under the promissory notes was converted into shares of Saflink common stock in connection with the completion of the merger with Former IdentiPHI on February 8, 2008.

On June 12, 2006, Saflink raised $7.4 million in net proceeds through a private placement of 8% convertible debentures. The principal amount of the debentures was redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures commencing December 1, 2006. In our discretion, Saflink had the choice to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock. Saflink elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of its common stock. Saflink elected to pay 50% of the July 2007 redemption in shares of common stock and 50% in cash. Saflink paid July 2007 interest due in cash and paid the August 2007, September 2007, October 2007 and November 2007 monthly redemption and interest due in cash. The debentures were paid in full as of November 1, 2007. Interest expense related to the debentures for year ended December 31, 2007, was $4.3 million, compared to $2.6 million during the same period in 2006.

Other income, net

Saflink’s other income for the year ended December 31, 2007, was $255,000. This is compared to $275,000 for the year ended December 31, 2006. Saflink’s other income primarily consisted of interest earned on cash and money market balances and interest earned on the $6.3 million promissory note issued to Saflink on April 16, 2007 by FLO Corporation to purchase Saflink’s Registered Traveler business.

Change in fair value of outstanding warrants

Saflink’s SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with Saflink’s Series A warrants. The cash redemption value of these warrants was estimated to be $765,000 as of August 2, 2004, the date Saflink notified the warrant holders of the merger with SSP-Litronic, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger with SSP-Litronic, Saflink reclassified these warrants as a liability because the warrants then contained characteristics of debt instruments.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, Saflink received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, Saflink reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity.

Income tax provision

There was no income tax expense for the year ended December 31, 2007. Saflink recorded net income tax benefits of $140,000 for the year ended December 31, 2006.

During the fourth quarter of 2006, Saflink recorded a $37,000 non-cash tax benefit related to the $100,000 impairment charge related to tradenames. Saflink’s tradenames did not have basis for tax purposes, but they did have book carrying value. To the extent that Saflink could not reasonably estimate the amount of deferred tax liabilities related to tradenames that might have reversed during the net operating loss carry forward period, the deferred tax liabilities could not be offset against deferred tax assets for purposes of determining the valuation allowance. As of December 31, 2006, Saflink’s tradename balance was reduced to zero. Also, during the fourth quarter of 2006 and in connection with Saflink’s impairment loss on goodwill, Saflink recorded a $155,000 non-cash income tax benefit to reduce its deferred tax liability to zero. During 2006, Saflink recorded $52,000 in income tax expense that represented the income tax effect of goodwill amortization created by an acquisition by Saflink in December 2003. For tax purposes the goodwill is amortized over 15 years whereas for book purposes the goodwill is not amortized, but instead tested at least annually for impairment. As of December 31, 2006, as a result of Saflink’s impairment testing, its goodwill and tradename balance were both reduced to zero and, accordingly, Saflink no longer had a deferred tax liability.

Modification of Outstanding Warrants

There was no significant modification of warrants recorded for the year ended December 31, 2007. Saflink’s convertible debenture issuance on June 12, 2006, triggered anti-dilution provisions contained in certain outstanding warrants. Accordingly, Saflink recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of Saflink’s common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

Saflink determined the fair value of the modification of these warrants by using a Black-Scholes-Merton option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between six months and four years, the remaining contractual lives of these warrants. Saflink estimated the fair value of the modification to be $76,000 and it recorded this modification of outstanding warrants. This charge increased net loss attributable to common stockholders for the year ended December 31, 2006.

Loss on early extinguishment of convertible debt

On July 24, 2007, and September 4, 2007, Safink entered into agreements with certain holders of its convertible debentures to prepay the principal balance at a discounted amount. Salfink prepaid debentures representing an aggregate principal amount of $491,667 and the debenture holders agreed to an aggregate discount of $60,000 in exchange for the prepayment. The aggregate carrying value of the debentures, however, was less than the discounted prepayment amount resulting in a $61,000 loss, which has been recorded as a loss on early extinguishment of convertible debt in Saflink’s statement of operations during the year ended December 31, 2007.

On August 24, 2007, FLO Corporation cancelled convertible debentures issued by Saflink with a principal balance of approximately $1.9 million. These debentures were assigned to FLO by investors in FLO’s April 2007 convertible debt financing and its July 2007 Series A preferred stock issuance. The debentures were cancelled and applied against the outstanding principal balance of the $6.3 million promissory note issued by FLO Corporation to Saflink for the purchase of Saflink’s Registered Traveler business on April 16, 2007. The $1.9 million principal balance of the debentures canceled was in excess of the carrying value of the debentures on Saflink’s balance sheet, which resulted in a $250,000 loss, and has been recorded as a loss on early extinguishment of convertible debt in Saflink’s statement of operations during the third quarter of 2007.

Equity Investment in FLO

Following the guidance of APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended),” Saflink did not recognize any losses related to its investment in FLO Corporation that has been accounted for using the equity method as the carrying value of Saflink’s investment in FLO was zero and Saflink had not guaranteed any of obligations of FLO or committed to provide further financial support to FLO.

Gain on Sale of Registered Traveler Business

Saflink recognized an $8.0 million gain from the sale of the Registered Traveler business to FLO during the three months ended September 30, 2007. The $8.0 million gain was measured on July 3, 2007, the date Saflink determined that FLO Corporation should no longer be a consolidating entity. The gain included the remaining $5.9 million balance on the $6.3 million note payable issued to Saflink by FLO for the Registered Traveler business and adjustments to Saflink’s balance sheet of $2.1 million since FLO was no longer a consolidating entity as of July 3, 2007.

Liquidity and Capital Resources

Saflink financed its operations during the year ended December 31, 2007, primarily from its existing working capital at December 31, 2006, through the issuance of a $400,000 promissory note to a related party, through the proceeds of the sale of Saflink’s rights to its SAFsolution and SAFmodule software programs to Former IdentiPHI, and through the $4.0 million received from FLO Corporation for the purchase of Saflink’s Registered Traveler business. As of December 31, 2007, Saflink’s principal source of liquidity largely consisted of $744,000 of cash and cash equivalents and its working capital deficit was $1.7 million. This is compared to $1.4 million of cash and cash equivalents and a working capital deficit of $6.3 million as of December 31, 2006.

Saflink expended $4.6 million in operating activities during the year ended December 31, 2007, compared to $19.5 million for the same period in 2006. The net loss of $1.5 million for the year ended December 31, 2007 included a gain from the sale of the Registered Traveler business of $8.0 million as well as non-cash interest expense of $3.9 million. Other significant adjustments to the net loss included an increase in deferred revenue of $354,000, stock-based compensation expense of $400,000, a decrease in accounts receivable of $390,000, loss on early extinguishment early extinguishment of convertible debt of $311,000, and a decrease in accounts payable of $376,000.

Net cash provided to Saflink by investing activities was $4.0 million during the year ended December 31, 2007, primarily related to the sale of Saflink’s Registered Traveler business to FLO Corporation. This is compared to $501,000 used for purchases of furniture and equipment for the same period in 2006, which was primarily related to the purchase of equipment and leasehold improvements for Saflink’s executive offices in Kirkland, Washington, which it began to occupy in May 2006.

Net cash provided to Saflink for financing activities was approximately $3,000 during the year ended December 31, 2007, compared to net cash provided by financing activities of $6.2 million during the same period in 2006. During the year ended December 31, 2007, FLO Corporation raised approximately $1.5 million, net of issuance costs of $222,000, through the issuance of convertible notes while FLO Corporation was a wholly-owned subsidiary and consolidated entity of Saflink. Also during the year ended December 31, 2007, Saflink received proceeds from the issuance of a $400,000 promissory note to a related party. These proceeds were offset by approximately $1.7 million of redemption and interest payments on the convertible debentures Saflink issued in June 2006, and $198,000 in payments related to redemption provisions contained in Saflink’s Series A warrants.

On April 13, 2007, Saflink assigned its Kirkland facility lease to another entity and Saflink subleased back from it 4,973 square feet in the same facility through March 31, 2008.

In Reston, Virginia, Saflink leased 6,083 square feet of office space under a lease that expires in April 2009. In February 2007, Saflink sublet the entire Reston facility to another entity through the lease termination date. The differences in rental rates between Saflink’s original lease and the sublease were minimal and did not have a material effect on Saflink’s consolidated financial statements.

Also in Reston, Virginia, Saflink’s wholly-owned subsidiary, Litronic, holds a lease for 5,130 square feet of office space that expires in February 2009. In April 2006, Saflink entered into a sublease agreement with another entity to sublease the entire Reston facility through the lease expiration date. The differences in rental rates between the original lease and the sublease were minimal and did not have a material effect on Saflink’s consolidated financial statements.

The following is a summary of Saflink’s property leases as of December 31, 2007:

Property Description	Location	Square Feet	Lease Expiration Date
Saflink executive offices	Kirkland, Washington	4,973	3/31/2008
Saflink Reston office (sublet as of February 2007)	Reston, Virginia	6,083	4/30/2009
Litronic Reston office (sublet as of April 2006)	Reston, Virginia	5,130	2/28/2009

Saflink’s significant fixed commitments with respect to its convertible note obligations and its operating leases as of December 31, 2007, were as follows (in thousands):

	Total	2008	2009	2010
Operating leases	$378	$287	$90	$1
Sublease rental receipts	(367)	(281)	(86)	—
Convertible note payable to related party	1,250	1,250	—	—
Convertible note to related party interest	225	225	—	—
Promissory notes to related party	400	400	—	—
Promissory note to related party interest	40	40	—	—

Total contractual cash obligations	$1,926	$1,921	$4	$1

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Subsequent to the evaluation discussed in the preceding paragraph, we discovered additional information that indicated deficiencies in our disclosure controls and procedures designed to ensure that information we are required to disclose in our reports filed with the SEC is summarized and reported within the required periods. As a result of this additional information, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Saflink have been detected. Our internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference
Exhibit No	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

23.1	Consent of PMB Helin Donovan, LLP	X

23.2	Consent of KPMG LLP		10-K	23	000-20270	3/30/2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDENTIPHI, INC.

Dated: October 31, 2008	By:	/s/ CHRISTER BERGMAN
Christer Bergman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ CHRISTER BERGMAN Christer Bergman	Director and Chief Executive Officer (principal executive officer)	October 31, 2008

By:	/s/ JEFFREY T. DICK Jeffrey T. Dick	Chief Financial Officer (principal financial officer)	October 31, 2008

By:	/s/ ASA HUTCHINSON* Asa Hutchinson	Director	October 31, 2008

By:	/s/ JACQUES BOUHET* Jacques Bouhet	Director	October 31, 2008

*By:	/s/ JEFFREY T. DICK Jeffrey T. Dick Attorney-in-Fact

SAFLINK FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Saflink Corporation

We have audited the accompanying consolidated balance sheet of Saflink Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saflink Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4, on August 30, 2007, the Company entered into an Agreement and Plan of Merger and Reorganization with IdentiPHI, Inc. and Ireland Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Saflink, pursuant to which the Company agreed to acquire all of the outstanding shares of IdentiPHI, Inc. in a stock-for-stock transaction. The merger was completed on February 8, 2008.

/s/ PMB Helin Donovan, LLP

October 31, 2008
Austin, Texas

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

/s/ KPMG LLP

Seattle, Washington
March 30, 2007

SAFLINK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$744	$1,407
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $11 as of December 31, 2007 and 2006, respectively	—	390
Inventory	22	86
Other current assets	677	601

Total current assets	1,443	2,484
Property and equipment, net	30	420
Debt issuance costs	—	550

Total assets	$1,473	$3,454

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$453	$1,186
Accrued expenses	492	1,308
Current portion of convertible debt, net of discount	—	4,619
Note payable to related party	1,650	1,250
Other current obligation	—	213
Deferred revenue	583	229

Total current liabilities	3,178	8,805

Total liabilities	3,178	8,805

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.01 par value:
Authorized—200,000 shares as of December 31, 2007 and 2006 Issued—160,555 and 97,495 shares as of December 31, 2007 and 2006, respectively	1,606	975
Common stock subscribed	—	163
Additional paid-in capital	280,056	275,421
Accumulated deficit	(283,367)	(281,910)

Total stockholders’ deficit	(1,705)	(5,351)

Total liabilities and stockholders’ deficit	$1,473	$3,454

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006
Revenue:
Product	$689	$3,399
Revenue related to sale of SAFsolution and SAFmodule to IdentiPHI, Inc,	216	—
Service and other	251	762

Total revenue	1,156	4,161
Cost of revenue:
Product	217	1,713
Service and other	312	472
Impairment loss on intangible assets	—	15,535
Amortization of intangible assets	—	2,112

Total cost of revenue	529	19,832

Gross profit	627	(15,671)
Operating expenses:
Product development	498	7,853
Sales and marketing	937	6,538
General and administrative	4,263	8,251
Impairment loss on goodwill	—	75,923
Impairment loss on furniture and equipment	—	716
Restructuring charges	—	2,836

Total operating expenses	5,698	102,117

Operating loss	(5,071)	(117,788)
Interest expense	(4,303)	(2,741)
Other income, net	255	275
Loss on early extinguishment of convertible debt	(311)	—
Gain on sale of Registered Traveler business	7,973	—

Loss before income taxes	(1,457)	(120,254)
Income tax provision (benefit)	—	(140)

Net loss	(1,457)	(120,114)
Modification of warrants	—	(611)

Net loss attributable to common stockholders	$(1,457)	$(120,725)

Basic and diluted net loss attributable to common stockholders per common share	$(0.01)	$(1.36)
Pro forma weighted average number of common shares outstanding	141,318	89,035

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common stock		Common stock subscribed	Additional paid-in capital	Deferred stock-based compensation	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount
Balance at December 31, 2005	88,888	$889	$—	$269,256	$(541)	$(161,185)	$108,419

Net loss attributable to common stockholders	—	—	—	—	—	(120,725)	(120,725)
Reclassification of deferred compensation	—	—	—	(541)	541	—	—
Issuance of common stock upon exercise of stock options	21	—	—	17	—	—	17
Reclass of warrants from liability to equity	—	—	—	196	—	—	196
Modification of stock options and warrants	—	—	—	611	—	—	611
Warrant redemptions	—	—	—	(855)	—	—	(855)
Stock-based compensation	—	—	—	1,128	—	—	1,128
Issuance of warrants in connection with debt financing	—	—	—	3,149	—	—	3,149
Beneficial conversion feature related to debt financing	—	—	—	1,655	—	—	1,655
Issuance of common stock in lieu of cash for convertible debenture redemption and interest payments	8,586	86	163	805	—	—	1,054

Balance at December 31, 2006	97,495	$975	$163	$275,421	$—	$(281,910)	$(5,351)

Net loss attributable to common stockholders	—	—	—	—	—	(1,457)	(1,457)
Stock-based compensation	—	—	—	400	—	—	400
Restricted stock grants	3,375	34	—	(34)	—	—	—
Reclassification of common stock subscribed to common stock	1,626	16	(163)	147	—	—	—
Issuance of common stock in lieu of cash for convertible debenture redemption and interest payments	58,059	581	—	4,122	—	—	4,703

Balance at December 31, 2007	160,555	$1,606	$—	$280,056	$—	$(283,367)	$(1,705)

See accompanying notes to consolidated financial statements.

SAFLINK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,457)	$(120,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Registered Traveler business	(7,973)	—
Change in cash held on behalf of others	(401)	—
Non-cash interest expense	3,917	2,242
Stock-based compensation	400	1,128
Depreciation and amortization	134	2,828
Loss on early extinguishment of convertible debt	311	—
Loss on disposal of furniture and equipment	108	131
Inventory fair value adjustment	94	—
Impairment loss on intangible assets	—	15,535
Impairment loss on goodwill	—	75,923
Impairment loss on furniture and equipment	—	716
Non-cash restructuring charge	—	2,061
Deferred taxes	—	(140)
Changes in operating assets and liabilities:	—	—
Accounts receivable, net	390	302
Inventory	(30)	278
Other assets	6	240
Accounts payable	(376)	(18)
Accrued expenses and other liabilities	(99)	(668)
Deferred revenue	354	55

Net cash used in operating activities	(4,622)	(19,501)
Cash flows from investing activities:
Purchases of furniture and equipment	(5)	(531)
Proceeds from sale of furniture and equipment	5	30
Proceeds from sale of Registered Traveler business	3,956	—

Net cash provided by (used in) investing activities	3,956	(501)
Cash flows from financing activities:
Proceeds from exercises of stock options	—	17
Proceeds from issuance of convertible debentures, net of issuance costs	1,543	7,386
Principal payments on convertible debt	(1,742)	—
Proceeds from related party bridge loan	400	—
Warrant redemptions	(198)	(1,211)

Net cash provided by financing activities	3	6,192

Net increase (decrease) in cash and cash equivalents	(663)	(13,810)
Cash and cash equivalents at beginning of period	1,407	15,217

Cash and cash equivalents at end of period	$744	$1,407

Supplemental disclosure of cash flow information:
Cash paid for interest	35	62
Reclassification of warrants from liability to equity	—	(196)
Modification of outstanding equity instruments	—	611
Beneficial conversion feature related to convertible debentures	—	1,655
Non-cash additions to furniture and equipment	—	350
Warrants issued in connection with convertible debenture financing	—	3,149
Reclassification of common stock subscribed to common stock issued and additional paid-in capital	163	—
Issuance of common stock in lieu of cash for convertible debenture redemption and interest payments	3,596	1,099
Assigned notes cancelled by FLO Corporation and applied against note payable	1,944	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Saflink Corporation (“Saflink” or the “Company”) offers software solutions that protect intellectual property, secure information assets, control access to physical facilities, and eliminate passwords. Saflink’s technologies provide the basis for identity assurance management solutions that allow administrators to verify the identity of users and control access to computer networks, facilities and applications. Saflink’s products are designed to eliminate the problems associated with password management by measuring human characteristics such as voiceprint, fingerprint, iris pattern, and facial contours, which are virtually impossible to duplicate. This type of authentication makes it more convenient for end-users to access their computer accounts, while improving the security of these accounts and reducing the overhead costs of maintaining them.

The Company was incorporated in the State of Delaware on October 23, 1991.

On February 8, 2008, Saflink completed its merger with IdentiPHI, Inc., a Delaware corporation (“Former IdentiPHI”), whereby Saflink acquired all of the outstanding shares of Former IdentiPHI in a stock-for-stock transaction. The merger was deemed a “reverse merger” and Former IdentiPHI is treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink. The two companies subsequently combined into a single entity and changed its name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

Consolidated Financial Statements

The capital structure presented in these consolidated financial statements is that of Saflink. The consolidated financial statements include the accounts of Saflink and its wholly-owned subsidiaries, Saflink International, Inc., Litronic, Inc., and Ireland Acquisition Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for FLO Corporation have historically been reported on a consolidated basis as it was a wholly-owned subsidiary or operating division of Saflink during all periods presented through June 30, 2007. Beginning on July 3, 2007, Saflink no longer considered FLO Corporation a consolidating entity for financial reporting purposes, which has been reflected in Saflink’s financial statements contained in this Form 10-K. Saflink accounted for its investment in FLO Corporation using the equity method of accounting for investments in common stock. For more information, please see Note 5 – Sale of Registered Traveler Business to FLO Corporation. In addition, Saflink did not reflect any value for the 1,793,118 shares of FLO Corporation common stock Saflink held as of December 31, 2007 in its consolidated balance sheet as of December 31, 2007. For more information, please see Note 6 – Investments.

2.	Liquidity and Capital Resources

These consolidated financial statements have been prepared assuming that Saflink will continue as a going concern. As further discussed below, Saflink suffered recurring losses from operations and had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, Saflink had been unable to generate net income from operations. Saflink accumulated net losses of approximately $283.4 million from its inception through December 31, 2007, and continued to accumulate net losses since December 31, 2007. Saflink had historically been financed through issuances of common and preferred stock, convertible debt and promissory notes. Saflink financed operations during the twelve months ended December 31, 2007, primarily from proceeds from the issuance of a subordinated $400,000 promissory note to a related party, $778,000 in proceeds from the sale of its SAFsolution and SAFmodule source code to Former IdentiPHI in February 2007, and cash proceeds of $4.0 million from the sale of the Registered Traveler business to FLO Corporation, a previously consolidated entity. As of December 31, 2007, Saflink’s principal source of liquidity consisted of $744,000 of cash and cash equivalents, while it had working capital deficit of $1.7 million.

On January 24, 2007, Saflink borrowed $400,000 from Richard P. Kiphart, a former member of the Company’s board of directors and current stockholder, and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. The note was due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. On November 1, 2007, Saflink entered into a Notes Conversion Agreement with Mr. Kiphart pursuant to which Mr. Kiphart agreed to convert the outstanding principal and accrued but unpaid interest under this promissory note and a $1.25 million convertible promissory note also held by Mr. Kiphart into shares of Saflink’s common stock at a conversion rate of $0.0415 per share. Because the number of shares of common stock Saflink would be required to issue to Mr. Kiphart upon conversion of his promissory notes exceeded the total number of Saflink’s authorized shares of common stock, Saflink had to obtain stockholder approval of an increase to the number of shares of Saflink’s common stock authorized before Saflink could effect the conversions. On February 8, 2008, upon receiving shareholder approval of an increase in its authorized shares from 200,000,000 to 1,500,000,000, Saflink issued an aggregate of 45,620,667 shares of common stock to Mr. Kiphart, pursuant to the terms of the Notes Conversion Agreement.

On February 27, 2007, Saflink sold its rights in its SAFsolution and SAFmodule software programs to Former IdentiPHI for an initial payment of $778,000 plus quarterly payments based on a percentage of Former IdentiPHI’s gross margin over the next three years. The $778,000 in proceeds was deferred and was being recognized as revenue on a pro rata basis over the three year period that Saflink agreed to provide certain patent protection rights under its patent portfolio. As of December 31, 2007, Saflink had deferred revenue of $562,000 related to this sale and recognized $216,000 as revenue during the year ended December 31, 2007. The quarterly payments were due over a period of three years and the amount of the quarterly payments were to be equal to a percentage of Former IdentiPHI’s gross margin on sales that included the software programs’ source code, including (i) 20% of gross margin on OEM sales that included SAFsolution, (ii) 15% of gross margin on non-OEM sales that included SAFsolution, and (iii) 30% of gross margin on sales that included SAFmodule. As a result of the merger between Saflink and Former IdentiPHI on February 8, 2008, this agreement was effectively voided.

On August 30, 2007, Saflink entered into a merger agreement with Former IdentiPHI. Under the merger agreement, Saflink agreed to loan Former IdentiPHI up to an aggregate amount of $1,000,000, in one or more installments, pursuant to the terms of a secured promissory note. Such loaned amounts accrued interest at the prime rate per annum (as published from time to time in the Wall Street Journal), compounded on an annual basis. Former IdentiPHI would be required to repay any such principal borrowed amounts, plus all accrued and unpaid interest, within 45 days following the earlier of the termination of the merger agreement for any reason, or Former IdentiPHI’s closing of an equity financing of at least $2,000,000. Former IdentiPHI’s obligations under the secured promissory note were secured by all of Former IdentiPHI’s assets. As of December 31, 2007, Former IdentiPHI had borrowed $400,000 under this secured promissory note. Upon the successful closing of the merger between Saflink and Former IdentiPHI on February 8, 2008, the outstanding principal and interest due under this promissory note was eliminated through purchase accounting of the merger. For additional information regarding the merger, see Note 4 – Business Combination.

On March 9, 2007, Saflink created FLO Corporation, as a wholly-owned subsidiary, to focus on Saflink’s Registered Traveler business. On April 16, 2007, Saflink and FLO Corporation entered into an Asset Purchase and Contribution Agreement pursuant to which FLO Corporation acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler business in exchange for a promissory note with a principal amount of $6.3 million.

FLO Corporation made cash payments to Saflink against the $6.3 million promissory note in the amounts of $200,000, $400,000 and $1.6 million on May 2, 2007, July 3, 2007, and July 6, 2007, respectively. On August 24, 2007, FLO Corporation paid Saflink the remaining principal balance of the promissory note through a combination of $2.2 million in cash and the cancellation of approximately $1.9 million of outstanding Saflink debentures and a Saflink promissory note that had been assigned to FLO Corporation by its investors.

Since its incorporation, FLO Corporation had capitalized itself through a series of financing transactions. On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes in a private placement. The aggregate consideration for these notes consisted of approximately $1.8 million in cash, the assignment to FLO Corporation of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink and the assignment to FLO Corporation of a $140,000 promissory note issued by Saflink to a related party.

On July 3, 2007, FLO Corporation raised approximately $4.7 million through the private placement of its Series A preferred stock. The aggregate consideration for the preferred stock consisted of approximately $4.5 million in cash, and the assignment to FLO Corporation of $166,667 of Saflink’s outstanding 8% convertible debentures. Concurrent with this financing, FLO Corporation issued 1,793,118 shares of its common stock to Saflink in a forward stock split, and following this recapitalization and financing, Saflink was no longer a majority stockholder of FLO Corporation. As a result of the reduction in ownership in FLO Corporation and other factors discussed in Note 5 – Sale of Registered Traveler Business to FLO, Saflink determined that the results of operation of FLO Corporation should not be presented on a consolidated basis as the conditions for consolidation have not been met. In addition, Saflink has not assigned any value to its investment in FLO Corporation as FLO Corporation had a working capital deficit as of July 3, 2007 - the date FLO Corporation issued shares of its common stock to Saflink. For more information, please see Note 6 – Investments.

3.	Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Significant estimates include allowance for doubtful accounts and inventory reserve, revenue recognition, and assumptions used in determining stock-based compensation expense. Actual results could differ from those estimates.

Goodwill and Other Intangible Assets with Indefinite Useful Lives

Saflink used its judgment when it applied the impairment rules to determine when an impairment test of Saflink’s goodwill and intangible assets was necessary. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Saflink had applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), since adoption on January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized.

Saflink assessed the impairment of goodwill on an annual basis or whenever events or changes in circumstances indicated that the fair value of the reporting unit to which goodwill relates was less than the carrying value. Factors Saflink considered important which could have triggered an impairment review included the following:

•	poor economic performance relative to historical or projected future operating results;

•	significant negative industry, economic or company specific trends;

•	changes in the manner of its use of the assets or the plans for its business; and

•	loss of key personnel.

If Saflink determined that the fair value of a reporting unit was less than its carrying value, including goodwill, based upon the annual test or the existence of one or more of the above indicators of impairment, Saflink would measure impairment based on a comparison of the implied fair value of reporting unit goodwill with the carrying amount of goodwill. The implied fair value of goodwill would be determined by allocating the fair value of a reporting unit to its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of reporting unit goodwill. To the extent the carrying amount of reporting unit goodwill was greater than the implied fair value of reporting unit goodwill, Saflink would record an impairment charge for the difference.

Saflink also assessed the impairment of intangible assets with indefinite useful lives on at least an annual basis, or more frequently if any of the above factors existed that might cause impairment to the carrying value. Saflink compared the fair value of the intangible asset, which was determined based on a discounted cash flow valuation method, with the carrying value of the intangible asset. If Saflink determined that the fair value of an intangible asset was less than its carrying value, based upon the discounted cash flow valuation, Saflink would recognize impairment loss in the amount of the difference between fair value and the carrying value of the asset.

As of December 31, 2006, all goodwill was considered to be impaired and Saflink recorded an impairment charge in its statement of operations.

Impairment of Long-Lived Assets

Saflink used its judgment when it applied the impairment rules to determine when an impairment test of long-lived assets was necessary. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (SFAS No. 144), Saflink reviewed long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Saflink measured recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, Saflink would recognize an impairment charge in the amount by which the carrying amount of the asset exceeded the fair value of the asset.

Intangible asset values were estimated using a discounted cash flow approach that used estimated future revenues, costs and discount rates. The useful lives of these assets were estimated using Saflink’s own historical experience, as well as analyzing other companies in the same or related industries. Factors Saflink used to determine appropriate estimates of useful lives included, but were are not limited to, the expected use of the assets, any legal, regulatory, or contractual provisions that may affect the useful lives, the effects of competition and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the assets. These estimates had a significant effect on Saflink’s financial statements

As of December 31, 2006, all amortizable intangible assets had been either sold or considered to be impaired and Saflink recorded an impairment charge in its statement of operations.

Valuation of Outstanding Warrants

Saflink made estimates and used its judgment in determining the value of outstanding warrants. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), Saflink classified certain warrants to purchase shares of its common stock as a liability because they contained characteristics of debt. Saflink valued the outstanding warrants using a Black-Scholes model and used estimates for an expected dividend yield, a risk-free interest rate, and price volatility of Saflink’s common stock. Each interim period and year-end, as long as the warrants were outstanding and contained characteristics of debt, the warrants were revalued and any difference from the previous valuation date was recognized as a change in fair value of outstanding warrants in Saflink’s statement of operations.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Saflink’s best estimate of the amount of probable credit losses in Saflink’s existing trade accounts receivable. Saflink determines the allowance based on historical write-off experience and customer specific information. Saflink reviews its allowance for doubtful accounts quarterly. Past due balances in excess of 90 days are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Saflink does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2007 and 2006, Saflink had $0 and $3,000, respectively, of unbilled revenue classified as trade accounts receivable. These amounts will be invoiced in accordance with billing schedules established in the contracts with the customers.

The following table summarizes Saflink’s allowance for doubtful accounts balance for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Allowance for doubtful accounts January 1,	$11	$55
Bad debt expense	(5)	17
Receivables written off	(6)	(61)

Allowance for doubtful accounts December 31,	$—	$11

Fair Value of Financial Instruments

At December 31, 2007 and 2006, Saflink’s financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, an other current obligation, convertible debentures and a convertible note payable to a related party. The fair value of these instruments approximates their carrying value based on their short-term nature.

Inventory

Saflink’s inventory at December 31, 2007 and 2006 was comprised of raw materials, work-in-process and finished goods related to Saflink’s smart card readers, biometric physical access readers and hardware appliances for its network authentication products. These products were either manufactured by Saflink or manufactured by third parties. Saflink also inventoried third party biometric and non-biometric hardware devices for purchase by customers in connection with the installation of Saflink’s security products. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. If the cost of the inventory exceeds its market value, provisions are made for the difference between the cost and the market value.

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

Net Loss per Common Share

In accordance with SFAS No. 128, “Earnings Per Share,” Saflink has reported both basic and diluted net loss per common share for each period presented. Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the year. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method.

Cash and Cash Equivalents

Saflink’s cash and cash equivalents of $744,000 and $1.4 million at December 31, 2007 and 2006, respectively, consisted of bank account balances and money market funds. Saflink considers all highly liquid debt instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Interest income recognized for the years ended December 31, 2007 and 2006 were $31,000 and $275,000, respectively

Guarantees

In the ordinary course of business, Saflink is not subject to potential obligations under guarantees that fall within the scope of the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN No. 45), except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and give rise only to the disclosure requirements prescribed by FIN No. 45. Indemnification and warranty provisions contained within Saflink’s customer license and service agreements are generally consistent with those prevalent in its industry. The duration of Saflink’s product warranties generally does not exceed one year following delivery of its products. Saflink has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the near future. Accordingly, Saflink’s accruals for potential customer indemnification or warranty-related obligations are insignificant.

Advertising Costs

Saflink expenses advertising costs as incurred. Advertising expenses were approximately $9,000 and $271,000 in 2007 and 2006, respectively.

Foreign Currency

Saflink had operations in Canada through November 2006 and accordingly had expenses denominated in foreign currencies. Realized and unrealized gains and losses resulting from foreign currency transactions are included in other income (expense). There were no significant foreign currency gains or losses realized or unrealized in 2007 or 2006.

Software Development Costs

Saflink expenses costs associated with the development of software as incurred until technological feasibility is established. Saflink believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, software costs incurred after establishment of technological feasibility have not been material and, therefore, have been expensed.

Segment Reporting

Operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by Saflink’s chief operating decision maker. Saflink’s management and chief operating decision maker reviewed financial information on a consolidated basis and, therefore, Saflink operated as single segment for all periods presented.

Investments

In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended),” Saflink determined that its investment in FLO Corporation should be accounted for using the equity method of accounting. For more information, please see Note 6 – Investments.

Revenue Recognition

Saflink derived revenue from license fees for software products, selling hardware manufactured by Saflink, reselling third party hardware and software applications, and fees for services related to these software and hardware products including maintenance services, installation and integration consulting services.

Saflink recognizes revenue in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions,” and related interpretations, including Technical Practice Aids, which provides specific guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, integration, and/or training. Under this guidance, the determination of fair value is based on objective evidence that is specific to the vendor. In multiple element arrangements in which fair value exists for undelivered elements, the fair value of the undelivered elements is deferred and the residual arrangement fee is assigned to the delivered elements. If evidence of fair value for any of the undelivered elements does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

Revenue from biometric software and data security license fees is recognized upon delivery, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to the undelivered elements of the arrangement. If customers receive pilot or test versions of products, revenue from these arrangements is recognized upon customer acceptance of permanent license rights. If Saflink’s software is sold through a reseller, revenue is recognized on a sell-through basis when the reseller delivers its product to the end-user. Certain software delivered under a license requires a separate annual maintenance contract that governs the conditions of post-contract customer support. Post-contract customer support services can be purchased under a separate contract on the same terms and at the same pricing, whether purchased at the time of sale or at a later date. Revenue from these separate maintenance support contracts is recognized ratably over the maintenance period. If software maintenance is included under the terms of the software license agreement, then the value of such maintenance is deferred and recognized ratably over the initial license period. The value of such deferred maintenance revenue is established by the price at which the customer may purchase a renewal maintenance contract.

Revenue from hardware manufactured by Saflink is generally recognized upon shipment, unless contract terms call for a later date, net of an allowance for estimated returns, provided persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Revenue from some data security hardware products contains embedded software. However, the embedded software is considered incidental to the hardware product sale. Saflink also acts as a reseller of third party hardware and software applications. Such revenue is also generally recognized upon shipment of the hardware, unless contract terms call for a later date, provided that all other conditions above have been met.

Service revenue includes payments under support and upgrade contracts and consulting fees. Support and upgrade revenue is recognized ratably over the term of the contract, which typically is twelve months. Consulting revenue primarily relates to installation, integration and training services performed on a time-and-materials or fixed-fee basis under separate service arrangements. Fees from consulting are recognized as services are performed. If a transaction includes both license and service elements, license fees are recognized separately upon delivery of the licensed software, provided services do not include significant customization or modification of the software product, the licenses are not subject to acceptance criteria, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. If the services did include significant customization or modification of the software product or if the services were under a fixed-fee contract, Saflink recognized the revenue in accordance with the relevant guidance from the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1).

Stock-Based Compensation

Saflink uses the fair value recognition provisions of SFAS No. 123R, “Share Based Payment” (SFAS 123R), and applied the provision of Staff Accounting Bulletin No. 107, “Share-Based Payment,” using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest.

Recently Issued Accounting Standards

Saflink adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, Saflink recognized no liability for unrecognized income tax benefits at December 31, 2007.

As a result of Saflink’s net operating loss carryforwards, substantially all tax years are open for federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

In May 2007, the Financial Accounting Standards Board (“FASB”) issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48. Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished. For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit. FSP FIN 48-1 is effective upon a company’s adoption of FIN 48. See further discussion of FIN 48 below and Saflink’s adoption of FIN 48 in Note 11- Stockholders’ Equity and Convertible Debt. FSP FIN 48-1 did not have a material impact on Saflink’s financial position or results of operations.

Saflink’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, Saflink had no accrued interest related to uncertain tax positions and no accrued penalties.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (see below). Saflink is currently evaluating the provisions of SFAS 159 to determine what effect its adoption on January 1, 2008 will have on Saflink’s financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of Saflink does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and also expands information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other accounting standards require or permit assets and liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The implementation of SFAS 157 is not expected to have an impact on Saflink’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Saflink is in the process of analyzing the effects SFAS 141R will have on its financial statements.

4.	Business Combination

On August 30, 2007, Saflink entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with IdentiPHI, Inc. (“Former IdentiPHI”) and on February 8, 2008, the merger was completed. Pursuant to the Merger Agreement, each outstanding share of Former IdentiPHI common stock was exchanged for 6.1498 shares of Saflink common stock, resulting in an aggregate of 614,979,996 shares of Saflink common stock being issued to the former stockholders of Former IdentiPHI. Upon completion of the merger, the former security holders of Former IdentiPHI held approximately 75% of the combined company’s common stock (on a fully-converted basis) and the security holders of Saflink continued to hold the remaining 25% of the combined company’s common stock (on a fully-converted basis). As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink. Saflink and Former IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas.

The merger has been accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations.” After considering all the relevant factors in determining the acquiring enterprise, including, but not limited to, relative voting rights, composition of the board of directors and senior management, and the relative size of the companies, the merger is deemed a “reverse merger” and Former IdentiPHI is treated as the “acquiring” company for accounting and financial reporting purposes. Under the purchase method of accounting, the assets and liabilities of Saflink, the “acquired company,” will be recorded at their respective fair values and added to those of Former IdentiPHI, the “acquiring company,” including any identifiable intangible assets and an amount for goodwill representing the difference between the purchase price and the fair value of the identifiable net assets of Saflink.

A summary of the components of the estimated purchase price for the acquisition, in thousands, is as follows:

Fair value of Saflink common stock	$6,521
Fair value of Saflink common stock options assumed	47
Fair value of Saflink common stock warrants assumed	217
Estimated merger related costs	51

Total	$6,836

The fair value of Saflink common stock was determined by taking the average closing price of its common stock on the OTC Bulletin Board from December 28, 2007 (the day that Saflink began trading ex-dividend related to its pro rata distribution of its ownership of FLO Corporation common stock) through February 7, 2008 (the day before the closing of the merger). Using this methodology, the fair value of Saflink common stock was determined to be $0.0313 and was multiplied by the 208,323,504 shares of Saflink common stock outstanding immediately prior to the merger with Former IdentiPHI, resulting in a fair value of Saflink common stock of $6,521,000.

The fair value of common stock options and warrants assumed was determined using the fair value of Saflink common stock of $0.0313 per share and a Black-Scholes model with the following assumptions: Options—an expected dividend yield of 0.0%, a risk free interest rate of 5%, volatility of 100%, and an expected life of approximately 5 years. Warrants—an expected dividend yield of 0.0%, a risk free interest rate between 3%-5%, volatility of 100%, and an expected life between 0-5 years (the remaining contractual life of the warrants). The following, in thousands, represents the preliminary allocation of the purchase price to the acquired assets of Saflink and is for illustrative purposes only. This allocation is based on the estimated fair value of the assets and liabilities of Saflink as of December 31, 2007, and may not be indicative of the final allocation of purchase price consideration. Former IdentiPHI engaged independent valuation specialists to assist in the valuation of Saflink’s intangible assets, but for the purposes of these pro forma financial statements, the excess of the purchase price over the fair value of Saflink’s net tangible assets acquired has been entirely allocated to goodwill:

Net tangible assets	$1,314
Liabilities assumed	(1,058)
Identifiable intangible assets:
Developed Technology	3,260
Patents	500
Goodwill	2,820

Total	$6,836

The following unaudited pro forma condensed combined consolidated financial information is designed to show how the merger of Saflink and Former IdentiPHI might have affected historical financial statements if the merger had been completed at an earlier time. The unaudited pro forma condensed combined statements of operations for the years ended December 31, 2007 and 2006, give effect to the merger as if it had occurred on January 1, 2006.

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

	Pro Forma Combined Year Ended December 31,
	2007	2006
	(In thousands, except per share data)
Summary Operating Data
Net revenue	$4,493	$9,662
Operating loss	(7,178)	(119,519)
Net loss from continuing operations	(11,398)	(121,962)
Basic and diluted net loss per common share	$(0.01)	$(0.16)
Weighed average number of common shares outstanding	801,847	749,636

Pro Forma Combined as of December 31, 2007
(in thousands)
Summary Balance Sheet Data
Cash and cash equivalents	$797
Intangible assets	3,760
Goodwill	2,820
Total assets	9,920
Total liabilities	1,892
Total stockholders’ equity	8,028

Revenues attributable to Saflink were $1,156,000 and $4,647,000 for fiscal years 2007 and 2006, respectively. Operating loss attributable to Saflink was $5,071,000 and $117,788,000 for fiscal years 2007 and 2006, respectively.

5.	Sale of Registered Traveler Business to FLO

On March 9, 2007, Saflink created FLO Corporation, as a wholly-owned subsidiary, to focus on Saflink’s Registered Traveler business.

On April 16, 2007, Saflink entered into an Asset Purchase and Contribution Agreement with its wholly-owned subsidiary, FLO Corporation, pursuant to which FLO Corporation acquired all of Saflink’s assets and certain liabilities of Saflink’s Registered Traveler business, in exchange for a promissory note with a principal amount of $6.3 million. Pursuant to the agreement, FLO Corporation acquired $12,000 in furniture and equipment, and assumed certain contracts and acquired tradenames related to the Registered Traveler business. In addition, Saflink employees who primarily worked on the Registered Traveler program transferred their employment to FLO Corporation. Liabilities assumed in the transaction included $181,000 in accounts payable related to the Registered Traveler business and $68,000 in accrued paid time-off related to the transferred employees.

On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and were due April 1, 2008. The Notes were convertible into FLO equity upon the completion of an equity offering or series of offerings that yielded FLO gross proceeds of at least $6.0 million. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink, and the assignment to FLO of a $140,000 promissory note also issued by Saflink to a related party. The Company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the beneficial conversion feature contained in the Notes is a contingent event and the Company was unable to calculate the number of shares that would be issued upon conversion of the Notes as of the issuance date of April 16, 2007. Accordingly, the Company will not recognize any charge related to a beneficial conversion feature until the contingency is resolved.

As of June 30, 2007, FLO Corporation was a wholly-owned subsidiary of Saflink and the results of operations, balance sheets, and statement of cash flows were presented on a consolidated basis in Saflink’s Quarterly Report on Form 10-Q filed for the period ended June 30, 2007. The effects of the Asset Purchase and Contribution Agreement entered into on April 16, 2007 were eliminated from Saflink’s financial statements for the six months ended and as of June 30, 2007.

On July 3, 2007, FLO Corporation raised approximately $4.7 million through the private placement of shares of its Series A preferred stock. Concurrent with this financing, FLO Corporation issued 1,793,118 shares of its common stock to Saflink in a forward stock split, and following the recapitalization and financing, Saflink was no longer a majority stockholder of FLO Corporation. In addition, as of July 3, 2007, Saflink’s representation on FLO Corporation’s Board of Directors was reduced from 100% to 33%. As of December 31, 2007, as a result of subsequent issuances of FLO Corporation’s Series A preferred stock, Saflink’s ownership of FLO Corporation’s voting securities was approximately 23%.

In accordance with Accounting Research Bulleting (ARB) No. 51 “Consolidated Financial Statements (as amended),” Saflink concluded that the operations of FLO Corporation should not be presented on a consolidated basis as the conditions for consolidation have not been met. Specifically, Saflink no longer had a controlling financial or voting interest in FLO Corporation.

Saflink recognized an $8.0 million gain on the sale of its Registered Traveler business to FLO Corporation, which was measured on July 3, 2007, the date that Saflink determined that FLO Corporation should no longer be a consolidating entity. The gain includes the $5.9 million remaining balance on the $6.3 million note payable issued to Saflink by FLO Corporation for the Registered Traveler business and adjustments to Saflink’s balance sheet of $2.1 million since FLO Corporation was no longer a consolidating entity as of July 3, 2007.

6.	Investments

On July 3, 2007, FLO Corporation issued Saflink 1,793,118 shares of its common stock. This investment represented approximately 23% of FLO Corporation’s outstanding voting securities as of December 31, 2007. In addition, Saflink’s chief executive officer held a seat on FLO Corporation’s board of directors as of December 31, 2007. Accordingly, Saflink’s investment in FLO Corporation has been accounted for under the equity method using guidance from APB No. 18, “The Equity Method of Accounting for Investments in Common Stock (as amended).”

Saflink believes the fair value of the investment in FLO had only nominal value at December 31, 2007. Therefore, Saflink has not assigned any value to its investment in FLO Corporation. Under the equity method, Saflink will not recognize losses related to its investment in FLO Corporation in excess of its carrying value. As the carrying value of Saflink’s investment in FLO Corporation was zero and Saflink was not obligated to provide further financial support to FLO Corporation and had not guaranteed any of FLO Corporation’s debt, Saflink did not record any loss during the third and fourth quarters of 2007 related to its investment in FLO Corporation.

As of December 31, 2007, FLO Corporation’s common stock did not have a readily determinable market value as it was not quoted or listed on a publicly traded market. For periods after FLO Corporation’s common stock began to be quoted or listed on a publicly traded market, Saflink will apply guidance from SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” for its investment in FLO Corporation.

7.	Stock-Based Compensation

On September 6, 2000, Saflink’s Board of Directors adopted, and on June 29, 2001 amended, the Saflink Corporation 2000 Stock Incentive Plan (the “2000 Plan”). Saflink’s stockholders approved the 2000 Plan on September 24, 2001. Saflink maintains the plan for officers, directors, employees and consultants. In general, option grants vest monthly over a 36 month term and expire ten years from the date of grant. As of December 31, 2007, there were 2,763,740 shares available for issuance under the 2000 Plan.

Stock Option Awards

Saflink estimates the fair value of stock-based option awards granted using the Black-Scholes-Merton (BSM) option valuation model. Generally, these awards have an exercise price that is equal to the fair value of Saflink’s common stock at the date of grant with monthly vesting over a 36 month term, no post-vesting restrictions and expire ten years from the date of grant. Saflink amortizes the fair value of all stock option awards using the single option valuation approach over the requisite service periods, which are generally the vesting periods.

Restricted Stock Awards

Saflink measures the fair value of restricted stock awards based upon the market price of the underlying common stock as of the date of grant. These awards are amortized over their applicable vesting period using the straight-line method.

On August 30, 2007, under its 2000 Stock Incentive Plan, Saflink granted restricted stock awards to its employees and members of its board of directors to acquire an aggregate of 3,374,592 shares of Saflink’s common stock. The awards vest 25% every three months over a twelve month period. However, in the event of (a) a change of control, or (b) the issuance by Saflink of shares of its voting securities in a single or series of related transactions representing more than 50% of Saflink’s voting securities immediately following such issuance, the awards would fully and immediately vest, provided that the recipient has not ceased to be a service provider of Saflink. Saflink measured the awards on the date of grant using Saflink’s market price of $0.08 per share on August 30, 2007, multiplied by the number of shares granted. The restricted stock awards were valued at $270,000, which is being recognized over the vesting period of 12 months on a straight-line basis. As a result of the merger with IdentiPHI, Inc. on February 8, 2008, the restriction on these awards lapsed and all awards became fully vested.

On June 23, 2004, Glenn Argenbright, Saflink’s former Chief Executive Officer and currently FLO Corporation’s Chief Executive Officer, was issued 301,928 restricted shares of Saflink’s common stock, which became fully vested on June 23, 2007. On August 9, 2004, Kris Shah, a former member of Saflink’s board of directors and former President of Litronic Inc., a wholly-owned subsidiary of Saflink, was issued 500,000 restricted shares of Saflink’s common stock, which became fully vested on August 9, 2006.

Compensation expense related to restricted stock awards was $192,000 and $419,000 for the twelve months ended December 31, 2007 and 2006, respectively.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all stock based awards for the twelve months ended December 31, 2007 and 2006, which was incurred as follows (in thousands):

	Twelve months ended December 31,
	2007	2006
Product development	$2	$100
Sales and marketing	24	79
General and administrative	374	949

Total stock-based compensation	$400	$1,128

No compensation cost was capitalized as part of an asset during the twelve months ended December 31, 2007 and 2006.

Stock Option Activity

The following table summarizes Saflink’s stock option activity, which excludes performance-based grants:

	Options Outstanding (in thousands)	Weighted Average Exercise Price	Weighted Average Fair Value of Grants
Outstanding at December 31, 2005	8,507	$1.12
Granted at common stock price	33	0.39	$0.31
Granted below common stock price	1,267	0.33	$0.30
Granted above common stock price	2,083	0.62	$0.47
Exercised	(21)	0.79
Expired or Canceled	(2,337)	1.17

Outstanding at December 31, 2006	9,532	$0.89
Granted at common stock price	—
Granted below common stock price	—
Granted above common stock price	—
Exercised	—
Expired or Canceled	(5,049)	0.80	0.18

Outstanding at December 31, 2007	4,483

The following table summarizes information about Saflink’s employee stock options outstanding at December 31, 2007, which excludes performance-based grants:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number of shares (in thousands)	Weighted average exercise price per share
$0.01 – $ 1.50	3,750	6.2	$0.59	3,532	$0.60
1.51 – 3.00	447	5.4	2.40	447	2.40
3.01 – 4.50	194	7.0	3.51	194	3.51
4.51 – 6.00	92	5.5	5.28	92	5.28

Total	4,483	5.9	$0.99	4,265	$1.02

At December 31, 2007, Saflink had 917,865 outstanding non-vested stock options that had a weighted average grant date fair value of $0.35, which includes a performance option granted on September 28, 2006, to Saflink’s interim chief executive officer to purchase up to 700,000 shares of its common stock. These shares are excluded because none of the performance criteria was probable of being met as of December 31, 2007. In addition, as of December 31, 2007, Saflink had $55,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under the 2000 Plan. Saflink expects to recognize this cost over a weighted average period of 11 months.

8.	Restructuring

During 2006, Saflink implemented several restructuring initiatives, which are discussed below.

Management Changes

On September 28, 2006, Saflink’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, the president and principal of Capital Placement Holdings and a member of the board of directors of Saflink at the time, agreed to serve as Saflink’s interim chief executive officer, replacing Glenn Argenbright. Mr. Argenbright continued to serve as a member of Saflink’s board of directors and was named chairman of the board of directors and president and general manager of Saflink’s registered traveler solutions group. The reassignment of Mr. Argenbright triggered certain severance provisions contained in Mr. Argenbright’s employment agreement and, as a result, Saflink determined that it had an obligation of $240,000, or twelve months’ base salary, to Mr. Argenbright, which Saflink recorded in the third quarter of 2006 and is reflected in its accrued liability balance as of December 31, 2006. In addition, on September 25, 2006, Jon Engman submitted his resignation as Saflink’s chief financial officer, effective November 24, 2006, for personal reasons and to pursue other interests. Per the terms of Mr. Engman’s retention agreement, Saflink paid $242,000 during 2006. Both these severance amounts were recorded as general and administrative expense in Saflink’s statement of operations.

October 2006 Restructuring Activities

As part of the restructuring activities in October 2006, Saflink reduced its workforce by 47 employees, or approximately 62%, reassessed its facility requirements, and took action to significantly reduce its use of cash. The majority of Saflink’s remaining workforce was dedicated to the Registered Traveler program and Saflink focused on leveraging its technologies and intellectual property through licensees or partners. Saflink recorded and paid restructuring costs of $775,000 related to severance payment to the effected employees in its statement of operations during 2006.

Asset Sale and Termination of Facility Lease

When Saflink failed to pay its October lease payment for its Irvine, California facility and was notified of its breach of the contract by its landlord, KRDS, Inc., Saflink accrued a $2.4 million restructuring liability and corresponding restructuring expense in October 2006, which reflected the amount required to terminate the lease with the landlord in accordance with the terms of the lease. The $2.4 million reflected the net present value of all future rent payments under the lease at a specified discount rate according to the terms of the lease and was recorded as a restructuring charge in Saflink’s statement of operations.

On December 15, 2006, Saflink sold certain assets related to its wholly-owned subsidiary, Litronic, to RDSK, Inc. In exchange for the assets, RDSK assumed certain liabilities related to the assets and the lease agreement for Saflink’s Irvine, California facility, was terminated and canceled. RDSK and KRDS, the landlord for the Irvine facility, were entities that were then majority-owned by three former employees of Litronic, one of whom was Kris Shah, a former member of Saflink’s board of directors and the former president of Litronic.

The assets Saflink sold to RDSK included the furniture, equipment and inventory located at the Irvine facility, as well as the material contracts and intellectual property used in the Litronic business, including the Argus reader product line and the Fortezza support contract. RDSK also assumed certain liabilities related to the Litronic business, including liabilities under the assumed contracts and warranty obligations. In addition, KRDS agreed to terminate the lease for the Irvine facility, and to release Saflink from any liabilities or obligations under the lease, which included $2.9 million in rent payments from October 2006 through February 2012, the expiration date of the lease.

Upon completion of the transaction with RDSK and KRDS, which resulted in the exchange of certain assets and liabilities in settlement of the lease termination payable, Saflink reduced the lease termination payable by the recorded value of the net assets relinquished of $2.2 million, resulting in an approximate $200,000 reduction in the restructuring charge. As of December 31, 2007 and 2006, the restructuring liability related to the Asset Sale and Termination of facility lease was zero.

9.	Goodwill

Saflink tests goodwill as of November 30th annually. However, Saflink concluded that certain factors, such as the lack of significant revenue, restructuring initiatives that included headcount reductions and facility consolidation, and the continued decline of the price of its common stock as reported on the Nasdaq Capital Market constituted triggering events under SFAS 142 at various times during 2006. Given the volatility in Saflink’s historical revenue trends, the significant decline in Saflink’s market capitalization, and other indicators of fair value, Saflink determined that the best estimate of fair value as of March 31, 2006 as well as June 30, 2006 for the goodwill impairment test was Saflink’s market capitalization. During the first quarter of 2006, Saflink recorded a $29.7 million impairment charge on goodwill. During the process of finalizing its goodwill valuation as of March 31, 2006, Saflink reduced this $29.7 million goodwill impairment loss by $2.3 million during the second quarter of 2006. The nature of this adjustment was related to the finalization of the estimated in-process research and development amount as of March 31, 2006. In addition, as a result of

Saflink’s testing of goodwill as of June 30, 2006, Saflink recorded another goodwill impairment charge of $33.0 million in the second quarter of 2006. Lastly, as a result of its annual goodwill testing as of November 30, 2006, Saflink recorded a $15.5 million goodwill impairment loss during the fourth quarter of 2006. The impairment valuations were based on various valuation methods, including the discounted cash flow approach that used estimated future revenues and costs as well as appropriate discount rates. The estimates Saflink used to determine the fair value of its identifiable assets were consistent with the plans and estimates Saflink uses to manage the business. After allocating the fair value (market capitalization) of Saflink to the calculated fair value of its identifiable intangible assets and the fair value of Saflink’s other assets and liabilities, the total goodwill impairment loss for the year ended December 31, 2006, was $75.9 million, which reduced the goodwill balance to zero as of December 31, 2006.

10.	Intangible Assets

Saflink periodically reviews the carrying values of its long-lived assets to determine whether such assets have been impaired. An impairment loss must be recorded pursuant to SFAS No. 144 when the undiscounted net cash flows expected to be realized from the use of such assets are less than their carrying value. Saflink believed that its decision in the third quarter of 2006 to restructure and refocus its resources toward specific product offerings and revenue opportunities constituted a triggering event under SFAS 144. In reviewing Saflink’s long-lived assets for impairment during the third quarter of 2006, Saflink compared the carrying value of its primary long-lived assets – amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and lower sales and growth rates in the first nine months of 2006 compared to forecasts, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, Saflink measured the fair value of its long-lived assets as of September 30, 2006, based on a discounted cash flow model and the orderly liquidation method, and concluded that an impairment charge of $14.6 million should be allocated to the asset group on a pro rata basis, which was recognized during the third quarter of 2006. The pro rata allocation resulted in a $13.9 million impairment charge of intangible assets and a $716,000 impairment charge related to furniture and equipment, which were recorded in Saflink’s statement of operations.

Saflink believed that its restructuring efforts during the fourth quarter of 2006, which included facility consolidations, the reduction of headcount by 47 employees, or 62% of the workforce, and the sales of certain assets and product lines constituted a triggering event under SFAS 144. In reviewing Saflink’s long-lived assets for impairment during the fourth quarter of 2006, Saflink compared the carrying value of its primary long-lived assets—amortizable intangible assets and furniture and equipment (asset group) to undiscounted cash flows expected from the use of the asset group. As a result of continuing operating losses and changes in business strategy, the carrying value of the asset group exceeded undiscounted cash flows expected from the use of this asset group. Consequently, Saflink concluded that an impairment charge of $1.6 million should be allocated to its intangible assets and was recorded in Saflink’s statement of operations.

As a result of the RDSK transaction in December 2006, Saflink sold approximately $2.0 million of intangible assets. See Note 8—Restructuring. During the year ended December 31, 2006, Saflink recorded impairment losses on intangible assets of $15.5 million. Saflink’s balance of intangible assets as of December 31, 2007 and 2006 was zero.

11.	Stockholders’ Equity and Convertible Debt

June 2006 Convertible Debenture and Warrant Issuance

On June 12, 2006, Saflink raised $8.0 million in gross proceeds through a private placement of 8% convertible debentures and warrants to purchase up to 8,889,002 shares of Saflink’s common stock. The warrants have an exercise price of $0.48 per share and are exercisable for a period of five years beginning December 10, 2006. Saflink also issued a warrant to purchase 1,066,680 shares of its common stock, exercisable at $0.48 per share, to the placement agent for services rendered in connection with this financing.

The debentures bore interest at 8% per annum and were due December 12, 2007. The debentures were convertible into shares of Saflink’s common stock at any time at a conversion rate of $0.45 per share; however, the conversion price was subject to adjustment in the event Saflink issued common stock or common stock equivalents at a price per share of common stock below the conversion price of the debentures. The principal amount of the debentures was redeemable at the rate of 1/12 of the original principal amount per month plus accrued but unpaid interest on the debentures, which commenced on December 1, 2006. Saflink may have, in its discretion, elected to pay the interest due on the debentures and the monthly redemption amount in cash or in shares of its common stock, subject to certain conditions related to the market for shares of Saflink’s common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933. Per the terms of the debentures, the redemption calculation if elected to be paid in shares of Saflink’s common stock was calculated as 85% of the average of the ten lowest daily volume weighted average prices of a share of Saflink’s common stock during the 20 trading days prior to the payment date (the “Redemption Conversion Price”). If Saflink elected to pay the interest on the debentures in shares of its common stock, the amount was calculated as 85% of the last ten daily volume weighted average prices of a share of Saflink’s common stock prior to the payment date (the “Interest Conversion Price”).

Saflink concluded that the convertible debentures included a beneficial conversion feature, which was valued at $1,655,000. This amount was determined by first allocating the cash proceeds received in the financing transaction to the convertible debentures and warrants on a relative fair value basis. Second, an effective conversion price on the convertible debentures was calculated based on this allocation and used to measure the intrinsic value of the embedded conversion option. The warrants were valued at $2,812,000, using the BSM option valuation model with the following assumptions: an expected dividend yield of 0%, risk-free interest rate of approximately 5%, expected volatility of 95% and contractual life of five and half years. The beneficial conversion feature and warrants were recorded as a debt discount which is being amortized to interest expense over the term of the convertible debentures using the effective interest method.

The debt issuance costs associated with this financing are recorded as a long-term asset and are being amortized over the term of the debentures to interest expense using the effective interest method. The components of the debt issuance costs include cash costs of $614,000 for legal, banking and other fees and a warrant issued to the placement agent to purchase 1,066,680 shares of Saflink’s common stock valued at $337,000, using the BSM option valuation model with the same assumptions used to value the investor warrants.

Saflink elected to pay the December 2006, January 2007, February 2007, March 2007, April 2007, May 2007, and June 2007 redemption amounts and interest due in shares of its common stock. For the July 2007 redemption amounts, Saflink paid 50% in shares of its common stock and 50% in cash. In addition, Saflink paid the July 2007 interest payment in cash and notified the debenture holders of its election to pay all future interest payments in cash. For the August 2007, September 2007, October 2007 and November 2007 redemption dates, Saflink paid the entire redemption and interest amounts in cash. Saflink issued an aggregate of 68,270,039 shares of its common stock for payment of principal and interest on the debentures issued in June 2006. Saflink recorded the differences between the fair market value of the common stock issued in payment of the principal and interest using the price per common share on the date the shares were issued, as reported on the Nasdaq Capital Market or the OTC Bulletin Board, and the calculated Redemption Conversion Price and Interest Conversion Price to interest expense in Saflink’s statement of operations.

On July 24, 2007, and September 4, 2007, Saflink entered into agreements with certain holders of its convertible debentures to prepay the principal balance at a discounted amount. Saflink prepaid debentures representing an aggregate principal amount of $491,667 and the debenture holders agreed to an aggregate discount of $60,000 in exchange for the prepayment. The aggregate carrying value of the debentures, however, was less than the discounted prepayment amount resulting in a $61,000 loss, which has been recorded as a loss on early extinguishment of convertible debt in Saflink’s statement of operations during 2007.

On August 24, 2007, FLO Corporation cancelled convertible debentures issued by Saflink with a principal balance of approximately $1.9 million. These debentures were assigned to FLO Corporation by investors in FLO Corporation’s April 2007 convertible debt financing and its July 2007 Series A preferred stock issuance. The debentures were cancelled and applied against the outstanding principal balance of the $6.3 million promissory note issued by FLO Corporation to Saflink for the purchase of its Registered Traveler business on April 16, 2007. The $1.9 million principal balance of the debentures canceled was in excess of the carrying value of the debentures on Saflink’s balance sheet, which resulted in a $250,000 loss, and has been recorded as a loss on early extinguishment of convertible debt in Saflink’s statement of operations during the third quarter of 2007.

The following table summarizes the balances related to Saflink’s convertible debentures issued in June 2006 as of December 31, 2007 and 2006 (in thousands):

	Twelve months ended December 31,
	2007	2006
Beginning balance	$4,619	$8,000
Redemption payments (paid in shares of common stock)	(3,544)	(800)
Redemption payments (paid in cash)	(1,742)	—
Debentures assigned to FLO Corporation and cancelled in lieu of cash payment on $6.3 million promissory note	(1,854)	—
Principal reduction related to prepayment discounts	(60)	—
Amortization of debt discounts	2,581	—
less: unamortized debt discounts	—	(2,581)

Total carrying value, net of debt discount	$—	$4,619

The following table summarizes interest expense for the twelve months ended December 31, 2007 and 2006, related to Saflink’s convertible debentures issued in June 2006 (in thousands):

	Twelve months ended December 31,
	2007	2006
Nominal interest expense (8% stated rate)	$249	$348
Amortization of debt discount	2,581	1,886
Amortization of capitalized financing costs	550	402
Difference between fair value of common shares issued for redemption and interest and the calculated Redemption Conversion Price and Interest Conversion Price	906	(45)

Total interest expense related to convertible debentures	$4,286	$2,591

Convertible Notes Payable to Related Party

Saflink had promissory notes outstanding as of December 31, 2007, which included a promissory note in the principal amount of $1,250,000, issued in 2003 by SSP Solutions, Inc. in favor of Richard P. Kiphart, a former member of Saflink’s board of directors and existing stockholder, which Saflink assumed in connection with its acquisition of SSP Solutions in 2004, and a promissory note in the principal amount of $400,000, which Saflink issued to Mr. Kiphart in 2007. On February 8, 2008, Saflink issued an aggregate of 45,620,667 shares of common stock to Mr. Kiphart, in connection with the conversion of all outstanding principal and accrued but unpaid interest under outstanding promissory notes held by Mr. Kiphart pursuant to the terms of a Notes Conversion Agreement with Mr. Kiphart. Aggregate outstanding principal and accrued but unpaid interest of approximately $1.9 million was converted into shares of common stock at a per share conversion price of $0.0415.

Promissory Notes Issued by FLO Corporation

On April 16, 2007, FLO Corporation issued approximately $3.5 million of convertible promissory notes (the “Notes”) in a private placement. The Notes bear interest at 8% per year and were due April 1, 2008. The Notes were convertible into FLO equity upon the completion of an equity offering or series of offerings that yielded FLO gross proceeds of at least $6.0 million. The aggregate consideration for the Notes consisted of approximately $1.8 million in cash, the assignment to FLO of approximately $1.6 million of outstanding 8% convertible debentures issued by Saflink, and the assignment to FLO of a $140,000 promissory note also issued by Saflink to a related party. The Company applied the guidance of Emerging Issue Task Force (EITF) No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 Certain Convertible Instruments and concluded that the beneficial conversion feature contained in the Notes is a contingent event and the Company was unable to calculate the number of shares that would be issued upon conversion of the Notes as of the issuance date of April 16, 2007. Accordingly, the Company will not recognize any charge related to a beneficial conversion feature until the contingency is resolved.

Warrants

The following table summarizes warrant activity by warrant type, in terms of shares of Saflink’s common stock issuable upon the cash exercise of the warrants (in thousands):

	Series A	Series C	June 2002	November 2002	February 2004	Other	SSP-Litronic Warrants	June 2005	June 2006	Total
Outstanding at December 31, 2005	448	238	378	249	1,417	400	907	3,176	—	7,213
Issued	—	—	—	—	—	—	—	—	9,956	9,956
Exercised	(341)	—	—	—	—	—	—	(2,250)	—	(2,591)
Anti-dilution adjustment	—	65	—	—	—	45	242	—	—	352
Expired or cancelled	(107)	—	—	—	—	(83)	—	—	—	(190)

Outstanding at December 31, 2006	—	303	378	249	1,417	362	1,149	926	9,956	14,740
Issued	—	—	—	—	—	—	—	—	—	—
Exercised or redeemed	—	—	—	—	—	—	—	—	—	—
Anti-dilution adjustment	—	—	—	—	—	59	321	—	—	321
Expired or cancelled	—	(303)	(378)	(249)	—	(421)	(14)	—	—	(1,365)

Outstanding at December 31, 2007	—	—	—	—	1,417	—	1,456	926	9,956	13,755

Modification of Outstanding Warrants

On January 1, 2006, anti-dilution provisions were triggered in certain outstanding warrants issued by Saflink as a result of Saflink’s December 31, 2005, modification to a convertible note payable to a related party. Accordingly, Saflink recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of Saflink’s common stock issuable upon exercise of these warrants increased by approximately 5,000 shares and the exercise price of the warrants issued in connection with Saflink’s June 2005 financing was reduced from $2.50 to $0.71 per common share as of that date. The exercise price of these warrants was subsequently reduced to $0.45 per common share as a result of Saflink’s June 2006 convertible debenture financing.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of January 1, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 4% and 5%, expected volatility between 71% and 98%, and estimated lives between 2 and 5 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $509,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders for the year ended December 31, 2006.

On June 12, 2006, Saflink amended certain warrants to purchase 2,250,000 shares of its common stock issued in connection with its June 2005 private placement. The amendment required that Saflink call one hundred percent of the warrants (“called warrant shares”) if it completed a debt or equity financing for a minimum of $8.0 million in gross proceeds prior to the expiration of the warrants. In addition, the rights and privileges granted pursuant to the warrants would expire on the tenth day after the holders received a call notice if the warrants were not exercised. In the event the warrants were not exercised with respect to the called warrant shares, Saflink agreed to remit to the warrant holders $0.38 per called warrant share. The amendment did not otherwise change any terms of the warrants, including the exercise price or the number of shares issuable upon exercise of the warrants.

As a result of the $8.0 million raised in the convertible debenture issuance on June 12, 2006, and pursuant to the warrant amendments, Saflink issued call notices to the holders of the called warrant shares. The warrant holders waived their right to the ten day exercise period and, accordingly, Saflink remitted $0.38 per called warrant share, an aggregate of $855,000, to the warrant holders during June 2006. Due to the warrant amendments, Saflink reclassified the warrants as a liability because the amended warrants then contained characteristics of debt instruments. Saflink estimated the fair value of the warrants to be $0.38 per called warrant share, an aggregate of $855,000, which was the amount to be remitted to the warrant holders if the warrants were not exercised after being called and was reclassified to a liability from equity in June 2006.

As a result of Saflink’s convertible debenture issuance on June 12, 2006, anti-dilution provisions contained in certain outstanding warrants issued by Saflink were triggered. Accordingly, Saflink recorded adjustments to the exercise price and, in certain cases, to the number of common shares issuable upon exercise of these warrants. The total number of shares of Saflink’s common stock issuable upon exercise of these warrants increased by approximately 253,000 shares and the exercise price reductions varied depending upon the type of warrant.

The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the effective date of June 12, 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $76,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders for the year ended December 31, 2006.

As a result of the Saflink’s election to pay the December 2006 redemption amount and interest due in shares of common stock in lieu of cash, anit-dilution provisions were triggered in certain outstanding warrants. The fair value of the modification of these warrants was determined by using a BSM option valuation model immediately before and after the payment date of December, 1 2006, with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of approximately 5%, expected volatility between 71% and 75%, and estimated lives between 6 months and 4 years, the remaining contractual lives of these warrants. The fair value of the modification was estimated to be $26,000 and was recorded as a modification of outstanding warrants. This charge increased net loss attributable to common stockholders for the year ended December 31, 2006.

There were no significant anti-dilution adjustments recorded in 2007 related to June 2006 debenture redemption amounts and interest due paid in shares of common stock in lieu of cash.

Series A Warrant Expiration and Redemption Notices

The SSP-Litronic acquisition in August 2004 triggered certain redemption provisions in connection with Saflink’s Series A warrants. The cash redemption value was estimated to be $765,000 as of August 2, 2004, the date Saflink notified the warrant holders of the merger, and was fixed as long as the warrants were outstanding or until expiration in June 2006. On August 6, 2004, the closing date of the merger, these warrants were reclassified as a liability because the warrants then contained characteristics of debt instruments.

During the second quarter of 2006 and prior to the expiration of these warrants on June 5, 2006, Saflink received notices from certain warrant holders exercising the redemption provision. Based on the redemption notices received and the cash redemption calculation contained in the warrant, Saflink reduced the current obligation from $765,000 to $569,000 during the three months ended June 30, 2006, reclassifying $196,000 into stockholders’ equity. As of December 31, 2007, all cash redemption payments were made to the warrant holders and the current obligation has been reduced to zero.

Preferred Stock

As of December 31, 2007 and 2006, Saflink had no preferred stock outstanding.

Common Stock

The right to vote on all matters to be voted upon by the stockholders of Saflink is vested exclusively in the holders of the outstanding shares of common stock, with each outstanding share of common stock having one vote per share, voting together as a class.

12.	Concentration of Credit Risk and Significant Customers

Four customers accounted for 28%, 19%, 11% and 10% of Saflink’s revenue for the twelve months ended December 31, 2007, while two customers accounted for 13% and 11% of Saflink’s revenue for the twelve months ended December 31, 2006. The customer that accounted for 19% of Saflink’s total revenues for the year ended December 31, 2007 was Former IdentiPHI. Four customers accounted for 27%, 22%, 21% and 12% of the outstanding trade accounts receivable balance at December 31, 2006. Saflink had no trade accounts receivable balance as of December 31, 2007.

In addition, Saflink had cash balances of approximately $638,000 that were in excess of federally insured limits as of December 31, 2007.

Sales to the U.S. government and state and local government agencies, either directly or indirectly, accounted for 57% of Saflink’s revenue for the twelve months ended December 31, 2007, while these sales accounted for 73% of Saflink’s revenue for the twelve months ended December 31, 2006.

13.	Furniture and Equipment

Furniture and equipment at cost consists of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment and software	$86	$1,339
Leasehold improvements	—	207
Office furniture, equipment and other	114	514

	200	2,060
Less: Accumulated depreciation	(170)	(1,640)

	$30	$420

Depreciation expense amounted to $134,000 in 2007 and $557,000 in 2006.

14.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Compensation and related benefits	$72	$618
Professional services	107	88
Accrued interest	226	49
Deferred rent	—	438
Other	87	115

	$492	$1,308

15.	Comprehensive Loss

For the twelve months ended December 31, 2007, and 2006, Saflink had no components of other comprehensive loss; accordingly, total comprehensive loss equaled the net loss for the respective periods.

16.	Net Loss Per Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method. Securities that could potentially dilute basic income per share consist of outstanding stock options, warrants, convertible debentures and a convertible promissory note. As Saflink had a net loss from continuing operations in each of the periods presented, basic and diluted net loss per common share are the same. All potentially dilutive securities were excluded from the calculation of dilutive net loss per share as their effect was anti-dilutive.

Potential common shares outstanding consisted of options, warrants, convertible debentures and a convertible note to purchase or acquire 20,799,902 and 44,190,068 shares of common stock as of December 31, 2007, and 2006, respectively. There were 2,249,728 and 301,928 unvested shares of restricted common stock outstanding as of December 31, 2007, and 2006, respectively.

17.	Related Party Transactions

Asset Sale and Termination of Lease

On December 15, 2006, Saflink sold certain assets related to its wholly-owned subsidiary, Litronic to RDSK. In exchange for the assets, RDSK assumed certain liabilities related to the assets and the lease agreement for Saflink’s Irvine, California facility was terminated and canceled. RDSK and KRDS, the landlord for the Irvine facility, were entities that were then majority-owned by three former employees of Litronic, one of whom was Kris Shah, a former member of Saflink’s board of directors and the former president of Litronic. See Note 8—Restructuring.

Interim Chief Executive Officer

On September 28, 2006, Saflink’s board of directors approved the terms of an executive consulting agreement with Capital Placement Holdings, Inc. under which Steven Oyer, who was then the president and principal of Capital Placement Holdings, Inc. and a member of Saflink’s board of directors, agreed to serve as Saflink’s interim chief executive officer. The agreement provided that Mr. Oyer would provide services as Saflink’s interim chief executive officer, and as such, Saflink agreed to pay Capital Placement Holdings a fee of $25,000 per month for the length of the agreement. In connection with the agreement, Saflink granted Mr. Oyer a fully-vested and exercisable non-statutory option to purchase 350,000 shares of its common stock under Saflink’s 2000 stock incentive plan. The grant date fair value of this grant was estimated to be $127,000 and was recorded in the statement of operations during 2006. In addition, Saflink granted Mr. Oyer a non-statutory option to purchase 700,000 shares of its common stock that were to become exercisable upon the achievement of specified performance objectives. Saflink has not recognized any compensation expense related to this grant as of December 31, 2007, as none of the performance objectives had been determined to be probable. The grants have an exercise price of $0.37 per share, which is equal to the last sale price per share of Saflink’s common stock as reported on the Nasdaq Capital Market on the last trading day prior to the date of grant. The agreement commenced as of September 29, 2006 and terminated in connection with Saflink’s merger with Former IdentiPHI on February 8, 2008, at which time Mr. Oyer was appointed to serve as IdentiPHI’s Chief Executive Officer.

KRDS Real Property Lease

As a result of the Litronic acquisition in August 2004, Saflink assumed the building lease for Litronic’s corporate offices in Irvine, California. The lessor was KRDS, Inc., which was then majority-owned by three employees of Saflink’s subsidiary, Litronic. Saflink recognized rent expense of $487,000 for the years ended December 31, 2006. The lease was cancelled during the fourth quarter of 2006. See Note 8—Restructuring.

18.	Segment Information

In accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” operating segments are defined as revenue-producing components of an enterprise for which discrete financial information is available and whose operating results are regularly reviewed by Saflink’s chief operating decision maker. On March 9, 2007, Saflink created FLO Corporation, a subsidiary focused on Saflink’s Registered Traveler business. For the year ended December 31, 2006, and the first six months of 2007, neither Saflink nor FLO Corporation had generated revenue from the Registered Traveler business and, accordingly, Saflink did not consider its Registered Traveler Solution Group or FLO Corporation as a separate operating segment during those periods. In management’s view, Saflink operated as a single segment for all periods presented.

19.	Commitments and Contingencies

G2 Resources, Inc. (“G2”) and Classical Financial Services, LLC (“Classical”) filed complaints in January 1998 against Pulsar Data Systems, Inc., a wholly-owned subsidiary of Litronic, Inc., which in turn became Saflink’s wholly-owned subsidiary in August 2004. The complaints alleged that Pulsar breached a contract by failing to make payments of approximately $500,000 to G2 in connection with services allegedly provided by G2. On June 29, 2007, Saflink entered into a settlement agreement with G2 under which Saflink agreed to pay $150,000 to G2 as consideration for the release of all claims against Pulsar Data Systems, Litronic and Saflink and the dismissal of the lawsuit. This charge was recorded in Saflink’s statement of operations during the three months ended June 30, 2007. Saflink paid G2 $150,000 during the third quarter of 2007 and all claims against Pulsar Data Systems, Litronic and Saflink have been dismissed.

On July 19, 2007, Verified Identity Pass, Inc. filed a complaint in the U.S. District Court in the Southern District of New York naming Saflink Corporation, FLO Corporation and an employee of FLO Corporation as defendants. The case was settled on September 19, 2007.

Saflink leases office space and equipment under various non-cancelable operating leases. Future minimum payments under these lease commitments are as follows (in thousands):

Year ending December 31,	Lease Commitments
2008	$287
2009	90
2010	1
Thereafter	—

$378

Rent expense was $162,000 for the year ended December 31, 2007 and $1.2 million for the year ended December 31, 2006.

Saflink had a $1.25 million obligation for a related party convertible note to Richard P. Kiphart, a former member of Saflink’s board of directors, that was due December 31, 2006, but was not paid at that time. In addition, on January 24, 2007, Saflink borrowed an additional $400,000 from Mr. Kiphart and issued an unsecured promissory note to Mr. Kiphart bearing interest at the rate of 10% per annum. This promissory note was due and payable in four equal quarterly installments beginning January 1, 2008, with accrued interest payable with each installment of principal. On February 8, 2008, all outstanding principal and accrued but unpaid interest under the promissory notes held by Mr. Kiphart was converted into shares of Saflink’s common stock – see Note 11 Stockholders’ Equity and Convertible Debt.

20.	Defined Contribution Retirement Plan

Saflink offers an employee benefit plan pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Matching employer contributions are set at the discretion of the Board of Directors. There were no employer contributions made for 2007 or 2006.

21.	Income Taxes

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2007	2006
Income tax benefit at U.S. statutory rate of 34%	$(495)	$(40,886)
State tax, net of federal benefit	(29)	(2,405)
Impairment of goodwill and intangibles	—	26,555
Other, net	(58)	175
Expiration of Net Operating Losses	429	—
Change in valuation allowance	153	16,421

Income tax expense	$—	$(140)

Saflink recorded a net income tax benefit of $0 and $140,000 for the years ended December 31, 2007 and 2006, respectively, related to the income tax effect of goodwill and intangible asset amortization and impairment.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$72,769	$70,250
Capital loss carryforward	—	1,744
Research and development credits	172	172
Intangible assets	2,030	2,251
Other	1,620	2,021

Total deferred tax assets	76,591	76,438

Deferred tax liabilities:
Intangible assets	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets	76,591	76,438
Valuation allowance	(76,591)	(76,438)

Deferred tax liability, net	$—	$—

Due to the uncertainty of Saflink’s ability to generate taxable income to realize its net deferred tax assets at December 31, 2007 and 2006, a full valuation allowance has been recognized for financial reporting purposes. Saflink’s valuation allowance for deferred tax assets increased by $0.2 million and $16.4 million during the years ended December 31, 2007 and 2006, respectively. The increase in the deferred tax assets in 2007 and 2006 was primarily the result of increasing net operating loss carryforwards.

At December 31, 2007, Saflink had federal net operating loss carryforwards of approximately $202.0 million for income tax reporting purposes, which began to expire in 2007. In connection with the Litronic acquisition, Saflink acquired $49.5 million in net operating losses, $4.8 million in capital losses which were utilized in 2007, and $172,000 in federal research and development credits which begin to expire in 2019, all of which will be subject to limitation under Section 382 of the Internal Revenue Code. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Saflink believes that such a change has occurred, and that the utilization of the carryforwards could be limited such that a portion of the net operating loss carryforwards may never be utilized.

22.	Quarterly Information (Unaudited)

The following table summarizes the unaudited statements of operations for each quarter of 2007 and 2006:

	Mar. 31	June 30	Sept. 30	Dec. 31	Total
	(in thousands except per share data)
2007
Revenue	$504	$178	$93	$381	$1,156
Gross profit	324	44	85	171	627
Operating loss	(1,522)	(1,969)	(785)	(795)	(5,071)
Net loss attributable to common stockholders	(3,543)	(3,361)	6,336	(889)	(1,457)
Basic and diluted net loss attributable to common stockholders per share	(0.03)	(0.02)	0.04	(0.01)	(0.01)
2006
Revenue	$857	$944	$1,658	$702	$4,161
Gross profit	(267)	(223)	(13,611)	(1,570)	(15,671)
Operating loss	(36,321)	(37,355)	(20,570)	(23,542)	(117,788)
Net loss attributable to common stockholders	(36,770)	(37,708)	(21,487)	(24,760)	(120,725)
Basic and diluted net loss attributable to common stockholders per share	(0.42)	(0.43)	(0.24)	(0.27)	(1.36)

Due to the use of the rounding convention for quarterly reporting, the sum of quarters may not equal annual totals.

Saflink’s results during all quarters of 2006 included significant impairment losses on goodwill and/or intangible assets. (See Note 9—Goodwill and Note 10—Intangible Assets).

23.	Subsequent Events

Spin-off of FLO Corporation Common Stock

On December 14, 2007, Saflink’s board of directors declared a special in-kind dividend of shares of FLO Corporation to Saflink’s stockholders to effect a pro rata spin-off of the 1,793,118 shares of FLO Corporation common stock then owned by Saflink. On or about January 2, 2008, Saflink mailed an information statement to its stockholders of record as of December 24, 2007, which was the record date for the dividend. The information statement contained a description of the terms of the spin-off, including the procedures by which the FLO Corporation common stock would be distributed. The special dividend rate was set at the record date in the amount of 0.0111684 shares of FLO Corporation common stock for each share of Saflink common stock held as of the record date. On January 7, 2008, the FLO Corporation shares were distributed, following which Saflink no longer held any shares of common stock of FLO Corporation.

Conversion of Convertible Note

On February 8, 2008, Saflink issued an aggregate of 45,620,667 shares of common stock to Richard P. Kiphart, a significant stockholder and former member of Saflink’s board of directors, in connection with the conversion of all outstanding principal and accrued but unpaid interest under outstanding promissory notes held by Mr. Kiphart pursuant to the terms of a Notes Conversion Agreement with Mr. Kiphart. The converted promissory notes included a promissory note in the principal amount of $1.25 million issued in 2003 by SSP Solutions, Inc. in favor of Mr. Kiphart, which Saflink assumed in connection with its acquisition of SSP Solutions in 2004, and a promissory note in the principal amount of $400,000, which Saflink issued to Mr. Kiphart in 2007. Aggregate outstanding principal and accrued but unpaid interest of approximately $1.9 million was converted into shares of common stock at a per share conversion price of $0.0415.

Merger with Former IdentiPHI, Inc.

On February 8, 2008, Saflink and Former IdentiPHI completed their merger which resulted in the former security holders of Former IdentiPHI holding approximately 75% of the combined company’s common stock and the security holders of Saflink holding the remaining 25% of the combined company’s common stock. The merger was deemed a “reverse merger” with Former IdentiPHI being treated as the “acquiring” company for accounting and financial reporting purposes. As a result of the merger, Former IdentiPHI became a wholly-owned subsidiary of Saflink. Saflink and Former IdentiPHI subsequently combined into a single entity and changed the combined company’s name to “IdentiPHI, Inc.” with its principal offices in Austin, Texas. For more information, see Note 4—Business Combination.