Form 10-Q
period 2008-09-30
IdentiPHI, Inc.
filed 2008-11-12
CIK 847555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐     No   ☒

There were 60,079,977 shares of IdentiPHI, Inc. common stock outstanding as of November 10, 2008.

IDENTIPHI, INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IDENTIPHI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$351	$53
Trade accounts receivable, net	560	846
Inventory	162	134
Other current assets	243	102

Total current assets	1,316	1,135
Other assets	—	51
Property and equipment, net	51	33
Goodwill	2,820	—
Intangible assets, net	3,368	648

Total assets	$7,555	$1,867

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,183	$886
Accrued expenses	597	225
Note payable to Saflink Corporation	—	400
Notes payable to related parties	2,251	—
Deferred revenue	130	111

Total current liabilities	5,161	1,622
Stockholders’ equity:
Common stock, $0.01 par value:	601	100
Authorized—100,000 and 40,999 shares as of September 30, 2008 and December 31, 2007, respectively
Issued—60,137 and 40,999 shares as of September 30, 2008 and December 31, 2007, respectively
Stock subscription receivable	(88)	(176)
Additional paid-in capital	12,247	4,730
Accumulated deficit	(10,366)	(4,409)

Total stockholders’ equity	2,394	245

Total liabilities and stockholders’ equity	$7,555	$1,867

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$765	$739	$3,736	$2,112
Service	76	112	200	269

Total revenue	841	851	3,936	2,381
Cost of revenue:
Product	550	468	2,863	1,596
Service	30	79	68	114
Amortization of intangible assets	385	39	1,040	91

Total cost of revenue	965	586	3,971	1,801

Gross profit (loss)	(124)	265	(35)	580
Operating expenses:
Product development	310	115	954	370
Sales and marketing	577	340	1,926	778
General and administrative	1,520	413	2,912	784

Total operating expenses	2,407	868	5,792	1,932

Operating loss	(2,531)	(603)	(5,827)	(1,352)
Interest expense	(40)	10	(127)	(103)
Other income (expense), net	(4)	1	(3)	4

Net loss	$(2,575)	$(592)	$(5,957)	$(1,451)

Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.11)	$(0.04)
Weighted average number of common shares outstanding	56,040	34,217	53,343	33,993

See accompanying notes to unaudited condensed consolidated financial statements.

IDENTIPHI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,957)	$(1,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	51	—
Stock-based compensation	1,233	—
Depreciation and amortization	1,065	97
Non-cash services rendered by related party	38	—
Changes in operating assets and liabilities:
Accounts receivable, net	287	132
Inventory	3	(129)
Prepaid expenses and other current assets	79	50
Accounts payable	858	(1,190)
Accrued expenses	(68)	(5)
Deferred revenue	(2)	105

Net cash used in operating activities	(2,413)	(2,391)
Cash flows from investing activities:
Cash acquired in merger	542	—
Purchase of intangible asset	—	(778)
Purchases of property and equipment	(31)	(7)

Net cash provided by (used in) investing activities	511	(785)
Cash flows from financing activities:
Proceeds from notes payable to related party, net of transaction costs	2,104	—
Proceeds from note payable to Saflink Corporation	100	—
Repurchase of common stock	(54)	—
Cash paid by related party applied against stock subscription receivable	50	—
Proceeds from note payable to Key Ovation, LLC	—	1,199
Proceeds from issuance of membership interest	—	778

Net cash provided by financing activities	2,200	1,977

Net increase (decrease) in cash and cash equivalents	298	(1,199)
Cash and cash equivalents at beginning of period	53	1,229

Cash and cash equivalents at end of period	$351	$30

Supplemental disclosure of cash flow information:
Fair value of common stock, warrants and options assumed in business combination	$6,785	$—
Debt assumed in business combination	150	—
Common stock warrants issued in connection with note payable to related party	54	—

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

Since inception, IdentiPHI has been unable to generate net income from operations. IdentiPHI has accumulated net losses of approximately $10.4 million from its inception date of October 1, 2005 through September 30, 2008, and has continued to accumulate net losses since September 30, 2008. Prior to the Merger, IdentiPHI had been financed through a related party note payable from Key Ovation, LLC and a note payable from Saflink Corporation that was issued in connection with the execution of the merger agreement with Saflink Corporation in August 2007. On February 8, 2008, IdentiPHI completed the Merger and at that date the respective cash balances of the two companies were combined and the $500,000 that was drawn down on the promissory note issued to Saflink Corporation was eliminated due to the combination of the two companies.

On March 12, 2008, IdentiPHI issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million (the “Old Note”). The loaned amounts accrued interest at 8.0% per annum and IdentiPHI agreed to repay the principal, plus all accrued and unpaid interest, by June 29, 2008. Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is a principal of Zaychan Pty Limited. On June 30, 2008, IdentiPHI entered into a Renewal, Modification and Extension of Promissory Note agreement with respect to the Old Note . Under the terms of the renewal agreement, the new aggregate principal amount of the Old Note, which included accrued interest through June 30, 2008, was USD$1.7 million and accrued interest at a rate of 8.0% per annum. Since the denomination was changed from Australian dollars to U.S. dollars as part of this renewal agreement, IdentiPHI discontinued its hedging activities related to the Old Note on June 29, 2008, with any currency gain or loss transferred into the restated principal balance.

In connection with the renewal agreement, Zaychan assigned the Old Note and the warrants Zaychan received in connection with the Old Note to Key Ovation, LLC. In addition, IdentiPHI entered into a Security Agreement with Key Ovation pursuant to which IdentiPHI granted a security interest in all of its assets to Key Ovation to secure performance and payment of the obligations under the Old Note until all amounts owed under the Old Note have been paid to Key Ovation (the “Security Agreement”).

On July 21, 2008, IdentiPHI amended the terms of the Old Note. Under the terms of the amendment, the aggregate principal amount of the Old Note was increased by up to an additional $400,000. On September 25, 2008, IdentiPHI borrowed the additional $400,000 under the Old Note, resulting in a new aggregate principal amount of $2.1 million, which continued to accrue interest at a rate of 8.0% per annum. The maturity date of the principal and accrued but unpaid interest under the Old Note was also amended to be October 31, 2008.

Pursuant the terms of the Old Note, IdentiPHI agreed to issue the holder of the Old Note warrants to purchase such number of shares of IdentiPHI common stock equal to 20% of the borrowed principal divided by $0.80. On September 25, 2008, in connection with additional borrowing of $400,000, IdentiPHI issued a warrant to purchase 100,000 shares of its common stock to Key Ovation with a per share exercise price of US$0.80 and which expires three years from the date of issuance.

On November 10, 2008, IdentiPHI and Key Ovation terminated their respective rights and obligations under the Old Note. In connection with the termination of the Old Note, IdentiPHI issued a new 8% convertible secured promissory note with an aggregate principal amount of $2.2 million, due October 31, 2009 (the “New Note”), to Key Ovation to evidence the outstanding principal and accrued and unpaid interest related to the Old Note. The New Note bears interest at 8% per annum and is convertible into shares of IdentiPHI common stock at $0.18 per share at Key Ovation’s option throughout the term of the note. IdentiPHI’s obligations under the New Note continue to be secured by all of IdentiPHI’s assets pursuant to the terms of the Security Agreement. In connection with the issuance of the New Note, IdentiPHI and Key Ovation amended certain terms of Key Ovation’s outstanding warrants to purchase an aggregate of 420,934 shares of IdentiPHI’s common stock, which were issued in connection with the Old Note. The amendments reduced the per share exercise price from $0.80 to $0.18 and added warrant cancellation and prepayment provisions such that if IdentiPHI prepays $400,000 in principal to Key Ovation (i) on or before January 31, 2009, the warrants will automatically be cancelled; or (ii) after January 31, 2009 but on or before April 30, 2009, the aggregate number of shares issuable upon full exercise of the warrants will be automatically reduced by 50%.

Also on November 10, 2008, IdentiPHI entered into a credit line facility with Key Ovation pursuant to which Key Ovation agreed to make available to IdentiPHI a committed line of credit of up to $1.0 million (the “Line of Credit”). Under the Line of Credit, IdentiPHI may draw down from time to time advances up to $1.0 million at IdentiPHI’s sole discretion. The Line of Credit terminates on October 31, 2009, and aggregate advances may not exceed $100,000 during any one calendar month period. Key Ovation may suspend its obligations to make any further advances after January 31, 2009, if IdentiPHI has not completed an equity and/or debt financing for aggregate gross proceeds of at least $1.7 million. Upon IdentiPHI’s receipt of each advance, IdentiPHI agreed to issue to Key Ovation a warrant to purchase a number of shares of IdentiPHI’s common stock equal to 50% of the principal amount of such advance divided by 0.18, with each warrant having an exercise price of $0.18 per share. Each advance will be evidenced by a convertible promissory note due twelve months from the date of issuance and will bear interest at 8% per annum. The principal and accrued and unpaid interest outstanding at any time under each promissory note will be convertible into shares of IdentiPHI’s common stock at $0.18 per share at Key Ovation’s option.

Chris Linegar, a beneficial owner of more than 10% of IdentiPHI’s common stock, is the principal member of Key Ovation. Peter A. Gilbert, IdentiPHI’s Vice Chairman and Senior Vice President of Sales and Marketing, and Mark A. Norwalk, IdentiPHI’s Chief Technology Officer, are also members of Key Ovation.

IdentiPHI also has a $150,000 unsecured promissory note held by Richard Kiphart, a former member of Saflink’s board of directors prior to the Merger and current shareholder of IdentiPHI. The promissory note bears interest at 10% per annum and was due and payable on August 5, 2008. To date, this promissory note is still outstanding.

As of September 30, 2008, IdentiPHI’s principal source of liquidity consisted of $351,000 of cash and cash equivalents and working capital (deficit) was negative $3.8 million.

Other than the ability to borrow an aggregate of $100,000 per calendar month under the Line of Credit, the Company does not have an additional credit line or borrowing facility to fund its operations. To continue its current level of operations beyond December 31, 2008, it is expected that IdentiPHI will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. Additional financing sources may not be available when and if needed by IdentiPHI. If IdentiPHI were unable to obtain the necessary additional financing, it would be required to reduce the scope of its operations, primarily through the reduction of discretionary expenses, which include personnel, benefits, marketing and other costs, or discontinue operations.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. IdentiPHI adopted SFAS 159 during the first quarter of its 2008 fiscal year and it did not have a material impact on its consolidated financial statements.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how the Company values certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008, all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations – Revised 2007 (“SFAS 141R”). SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. IdentiPHI is in the process of analyzing the effects SFAS 141R will have on its consolidated financial statements.

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

The Company engaged a third party valuation specialist to assist in its valuation of the intangible assets acquired in the Merger. Intangible assets acquired in the Merger consist of the following as of September 30, 2008:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Developed technology acquired	3,260	(857)	1-4
Patent acquired	500	(67)	5

Total	$3,760	$(924)

Remaining amortization expense:
For the three months ended 12/31/2008		$346
For Year-ended 12/31/2009		1,330
For Year-ended 12/31/2010		821
For Year-ended 12/31/2011		225
For Year-ended 12/31/2012		106
Thereafter		8

Total		$2,836

The unaudited pro forma combined historical results of operations for the nine months ended September 30, 2007, assuming the Merger had closed on January 1, 2007, are as follows (in thousands):

Nine Months ended September 30, 2007
Total revenue	$3,005
Net loss	$(9,850)
Net loss per share	$(0.18)

The unaudited pro forma combined historical results of operations for the nine months ended September 30, 2008, assuming the Merger had closed on January 1, 2008, are as follows (in thousands):

Nine Months ended September 30, 2008
Total revenue	$3,936
Net loss	$(6,455)
Net loss per share	$(0.12)

The pro forma information does not purport to be indicative of the results that would have been attained had these events actually occurred at the beginning of the period presented and is not necessarily indicative of future results.

5. Stock-Based Compensation

On February 7, 2008, the Company’s stockholders approved the IdentiPHI, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). IdentiPHI maintains the plan for officers, directors, employees and consultants. On August 6, 2008, a majority of IdentiPHI’s stockholders approved an amendment to the 2007 Plan to increase by 5,000,000 shares the maximum number of shares of common stock that IdentiPHI may issue under the plan from 10,977,380 to 15,977,380. As of September 30, 2008, there were 4,151,607 shares available for issuance under the 2007 Plan.

On August 12, 2008, the Company appointed Christer Bergman as its Chief Executive Officer and entered into an employment agreement with Mr. Bergman. Pursuant to the terms of the employment agreement, the Company granted Mr. Bergman an option to purchase 2,000,000 shares of its common stock. The option has an exercise price of $0.15 per share and vests in equal quarterly installments over a period of two years. The fair value of the option was determined to be approximately $227,000 using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 3%, volatility of 100%, and an estimated life of 5 years. Compensation expense related to this award was $14,000 for the three months ended September 30, 2008.

The Company also issued Mr. Bergman and a stock award of 2,000,000 shares of its common stock pursuant to the terms of his employment agreement. The stock award consisted of 1,000,000 shares of stock and 1,000,000 restricted stock units. The restricted stock units vest with respect to 500,000 shares upon the Company’s achievement of an average market capitalization equal to or greater than $50 million during any period of twenty (20) consecutive trading days after the date of grant and with respect to the remaining 500,000 shares upon the Company’s achievement of an average market capitalization equal to or greater than $75 million during any period of twenty (20) consecutive trading days after the date of grant. The Company recorded compensation expense of $150,000 related to the 1,000,000 shares of stock granted during the three months ended September 30, 2008, which was calculated by multiplying the 1,000,000 shares granted by the $0.15 fair value per share of common stock on the date of the grant. No compensation expense related to the restricted stock unit grant was recorded during the three months ended September 30, 2007 as none of the vesting requirements were determined to be probable as of September 30, 2008.

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

During the nine months ended September 30, 2008, holders of restricted stock and RSUs surrendered an aggregate of 184,390 shares valued at approximately $53,000 in compliance with statutory tax withholding requirements. IdentiPHI retired these shares and disclosed their value as ‘Repurchase of common stock’ under financing activities in the consolidated statements of cash flows.

Restricted stock and RSU activity for the nine months ended September 30, 2008 was as follows (in thousands):

	Shares	Weighted average grant date fair value
Nonvested stock outstanding at December 31, 2007	—	—
Granted(1)	10,743	$0.36
Vested	(2,042)	0.29
Forfeited	(3,701)	0.42
Nonvested stock outstanding at September 30, 2008	5,000	$0.34

(1)	Includes 9,056,112 shares of restricted stock and 1,686,522 shares of RSUs.

Stock Option Awards

At September 30, 2008, the Company had 4,784,573 stock options outstanding, of which 2,007,375 were still subject to vesting restrictions. The weighted-average exercise price of these options is approximately $0.83 per share.

Effective July 21, 2008, Steven M. Oyer resigned from his position of Chief Executive Officer of IdentiPHI and as a member of the board of directors. In connection with Mr. Oyer’s separation agreement, the Company agreed to repurchase 3,396,127 shares of restricted common stock held by Mr. Oyer for an aggregate purchase price of $0.01, and to grant Mr. Oyer an option to purchase 2,547,905 shares of its common stock at an exercise price of $0.23 per share. The stock option was immediately vested and expires ten years from the date of grant. The fair value of this option was determined to be approximately $532,000 using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate of 4%, volatility of 100%, and an estimated life of 10 years, the contractual life of the option. The entire fair value of the option of $532,000 was recorded as compensation expense during the three months ended September 30, 2008.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2008, which was incurred as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Product development	$47	$—	$96	$—
Sales and marketing	94	—	232	—
General and administrative	744	—	905	—

Total stock-based compensation	$885	$—	$1,233	$—

No compensation cost was capitalized as part of an asset during the three months ended September 30, 2008 and 2007.

6. Stockholders’ Equity

Prior to August 30, 2007, Former IdentiPHI operated as a Delaware limited liability company known as “IdentiPHI, LLC.” On August 30, 2007, IdentiPHI, LLC changed its corporate form from a Delaware limited liability company to a Delaware corporation with authorized capital of 100,000,000 shares of $0.001 par value common stock. After the Merger and the 1-for- 15 reverse stock split described further below, IdentiPHI had authorized capital of 100,000,000 shares at $0.01 par value common stock as of September 30, 2008.

On August 6, 2008, a majority of IdentiPHI’s stockholders approved an amendment to IdentiPHI’s Certificate of Incorporation to increase the number of shares of common stock that it is authorized to issue from 100,000,000 shares to 200,000,000 shares. The amendment to IdentiPHI’s Certificate of Incorporation to increase its authorized shares has not yet been filed with the State of Delaware.

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

Warrant Issuances

During the nine months ended September 30, 2008, IdentiPHI issued three separate warrants to purchase an aggregate of 320,934 shares of common stock at an exercise price of US$0.80 to Zaychan Pty Limited in connection with draw downs on the secured promissory note issued to Zaychan on March 12, 2008. These warrants have a three year term and were exercisable immediately upon issuance. On June 30, 2008, these warrants were assigned from Zaychan to Key Ovation, LLC in connection with the Renewal, Modification and Extension of Promissory Note agreement as further described in Note 1 – Liquidity and Capital Resources. The fair value of these warrants was determined to be $51,000 using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 2-3%, volatility of 100%, and an estimated life of three years, the contractual life of the warrants. The fair value of the warrants was recorded as a debt discount and was amortized to interest expense over the original term of the promissory note.

On September 25, 2008, IdentiPHI issued an additional warrant to purchase 100,000 shares of its common stock to Key Ovation in connection with the draw down of $400,000 on September 25, 2008. The warrant has a per share exercise price of US$0.80 and expires three years from the date of issuance. The fair value of this warrant was determined to be $3,000 using a Black-Scholes model with the following assumptions: an expected dividend yield of 0.0%, a risk-free interest rate between 2-3%, volatility of 100%, and an estimated life of three years, the contractual life of the warrants. The fair value of the warrant was recorded as a debt discount and will be amortized to interest expense over the original term of the promissory note.

IdentiPHI has other warrants outstanding to purchase an aggregate of 985,011 shares of its common stock. The exercise prices of these warrants range between $0.30 and $13.50, with remaining contractual lives between five months and three years. There were no warrant exercises during the three and nine months ended September 30, 2008 and 2007.

Stock Subscription Receivable

During 2007, Former IdentiPHI converted $4 million of its note payable to Key Ovation, LLC into shares of its common stock. The $4 million conversion amount was greater than the total debt outstanding at the time of conversion and, as a result, the excess amount of $176,000 was recorded as stock subscription receivable from a related party in stockholders’ equity (deficit) section of IdentIPHI’s balance sheet as of December 31, 2007. During the first nine months of 2008, Key Ovation, LLC provided $8,000 in services, purchased $30,000 in inventory on behalf of IdentiPHI and made a $50,000 cash payment to IdentiPHI, which reduced the outstanding balance of the stock subscription receivable to $88,000 as of September 30, 2008.

The following table summarizes equity transactions during the nine months ended September 30, 2008, including entries related to the Merger and “reverse merger” accounting expressed in pre-reverse split numbers and the entry recorded for the 1-for-15 reverse split on February 19, 2008 (in thousands):

	Common Stock		Stock subscription receivable	Additional paid-in capital	Accumulated deficit	Total Stockholders’ equity
	Shares	Amount
Balance, December 31, 2007	100,000	$100	$(176)	$4,730	$(4,409)	$245
Elimination of Former IdentiPHI common stock	(100,000)	(100)	—	100	—	—
Addition of Saflink Corporation common stock	208,324	2,083	—	4,702	—	6,785
Merger with Saflink Corporation	614,980	6,150	—	(6,150)	—	—
Common stock 1-for-15 reverse split	(768,414)	(7,684)	—	7,684	—	—
Warrant issued in conjunction with promissory note to related party	—	—	—	54	—	54
Stock-based compensation	—	—	—	1,233	—	1,233
Shares issued under equity incentive plan	9,133	91	—	(91)	—	—
Repurchase of common stock	(3,701)	(37)	—	37	—	—
Shares surrendered by employees for tax withholding requirements	(185)	(2)	—	(52)	—	(54)
Services, Inventory or cash provided by Key Ovation, LLC	—	—	88	—	—	88
Net loss	—	—	—	—	(5,957)	(5,957)

Balance, September 30, 2008	60,137	$601	$(88)	$12,247	$(10,366)	$2,394

2007 Membership Issuance

In February 2007, IdentiPHI, LLC issued additional membership interest in exchange for $778,000 in cash. These proceeds were used primarily to fund the acquisition of the SAFsolution and SAFmodule software products from Saflink Corporation.

7. Concentrations

During the three and nine months ended September 30, 2008, revenue from customers representing more than 10% of the Company’s total revenue were as follows (in thousands):

	Three months ended September 30, 2008		Nine months ended September 30, 2008
	$	%	$	%
Customer A	$567	67	$2,495	63
Customer B	94	11	125	3
Customer C	3	*	443	11

*	Less than 1%

During the three and nine months ended September 30, 2007, revenue from customers representing more than 10% of the Company’s total revenue were as follows (in thousands):

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	$	%	$	%
Customer A	$358	42	$1,445	61
Customer D	$264	31	$398	17

As of September 30, 2008 and December 31, 2007, trade accounts receivables by customers representing more than 10% of the Company’s total trade accounts receivables balance were as follows (in thousands):

	As of September 30, 2008		As of December 31, 2007
	$	%	$	%
Customer A	$286	48	$499	59
Customer B	$86	14	—	—
Customer E	8	1	172	20

*	Less than 1%

8. Net Loss Per Share

On August 30, 2007, Former IdentiPHI issued 40,998,664 shares of its common stock (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) to its stockholders in connection with its conversion from a Delaware limited liability company to a Delaware corporation. The net loss per common share data (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) for the three and nine months ended September 30, 2007 is computed assuming the weighted average shares of common stock of IdentiPHI were outstanding for these periods. The weighted average number of common shares outstanding reflects the equity and membership interest events that occurred during 2007. The net loss per common share data for the three and nine months ended September 30, 2008 is computed assuming 40,998,664 shares of the Company’s common stock (adjusted for the 6.1498 Saflink shares for each Former IdentiPHI share and the Company’s 1-for-15 reverse stock split) were outstanding from January 1, 2008 and the 13,888,234 shares of the Company’s common stock outstanding at the completion of the Merger (adjusted for the Company’s 1-for-15 reverse stock split) were treated as issued at February 8, 2008. Diluted net loss per common share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding. Dilutive potential common shares are calculated under the treasury stock method, however, as IdentiPHI had a net loss in all of the periods presented, basic and diluted net loss per common share are the same.

Potential common shares outstanding consisted of options and warrants to purchase 6,190,518 and 0 shares of common stock at September 30, 2008, and 2007, respectively.

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

10. Management Changes

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

On September 1, 2008, Carter Marantette joined IdentiPHI as vice president of North American sales.

Lastly, on September 30, 2008, John E. Atkinson resigned from his position of President and Senior Vice President of Business Development of IdentiPHI. Mr. Atkinson informed the Company that he resigned to pursue other interests.

11. Subsequent Events

On November 10, 2008, IdentiPHI and Key Ovation terminated their respective rights and obligations under the secured promissory note issued by IdentiPHI to Zaychan Pty Limited on March 12, 2008, which promissory note was assigned to Key Ovation on June 30, 2008 (the “Old Note”). IdentiPHI issued Key Ovation a new 8% convertible secured promissory note with an aggregate principal amount of $2.2 million, due on October 31, 2009, to evidence the outstanding principal and accrued and unpaid interest related to the Old Note.

Also on November 10, 2008, IdentiPHI entered into a credit line facility with Key Ovation pursuant to which Key Ovation agreed to make available to IdentiPHI a committed line of credit up to $1.0 million. Under the line of credit, IdentiPHI may draw down from time to time advances up to $1.0 million at IdentiPHI’s sole discretion. The line of credit facility terminates on October 31, 2009, and aggregate advances may not exceed $100,000 during any one calendar month period. Key Ovation may suspend its obligations to make any further advances after January 31, 2009, if IdentiPHI has not completed an equity and/or debt financing for aggregate gross proceeds of at least $1.7 million.

For more information on the issuance of the new 8% convertible secured promissory note and the credit line facility with Key Ovation, please see Note 2 – Liquidity and Capital Resources.

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

For financial reporting purposes, Former IdentiPHI, and not Saflink Corporation, is considered the accounting acquirer. Accordingly, the financial statements for the three and nine months ended September 30, 2007 presented in this quarterly report are those of Former IdentiPHI and do not include Saflink Corporation’s historical financial results. The financial statements for the three and nine months ended September 30, 2008 presented in this quarterly report and the discussion of financial condition and results of operations herein are those of Former IdentiPHI through February 8, 2008, the date of the merger, and are thereafter combined with Saflink Corporation’s operations.

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

We incurred net losses of $2.6 million and $6.0 million for the three and nine months ended September 30, 2008, respectively, compared to net losses of $592,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively.

The following discussion presents certain changes in our revenue and expenses that have occurred during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007.

Revenue and Cost of Revenue

We recorded revenue primarily from three sources during the three and nine months ended September 30, 2008 and 2007: enterprise software license sales; third party software and hardware sales; and maintenance and support services. Product revenue consisted of license fees for our software products and sales of third party software and hardware products and applications. Service revenue consisted of payments for maintenance and support contracts, technical support, installation, integration, implementation and training services.

Revenue of $841,000 for the three months ended September 30, 2008 decreased 1% compared to revenue of $851,000 for the three months ended September 30, 2007. Revenue of $765,000 came from product sales and $76,000 from services during the three months ended September 30, 2008. Product revenue increased 4%, or $26,000, in the three months ended September 30, 2008, when compared to the $739,000 recorded in the three months ended September 30, 2007. Service revenue decreased 32%, or $36,000, compared to the $112,000 recorded in the three months ended September 30, 2007.

During the three months ended September 30, 2008, product revenue consisted of enterprise software license sales of $80,000 and third party software and hardware product sales of $685,000. In comparison, during the three months ended September 30, 2007, enterprise software license sales were $31,000, while third party software and hardware product sales were $708,000.

Total revenue of $3.9 million for the nine months ended September 30, 2008 increased 65% compared to revenue of $2.4 million for the nine months ended September 30, 2007. Revenue of $3.7 million came from product sales and $200,000 from services during the nine months ended September 30, 2008. Product revenue increased 77%, or $1.6 million, in the nine months ended September 30, 2008, when compared to the $2.1 million recorded in the nine months ended September 30, 2007. Service revenue decreased 26%, or $69,000, compared to the $269,000 recorded in the nine months ended September 30, 2007.

For the three and nine months ended September 30, 2008, Synnex Corporation, a technology products distributor, accounted for 67% and 63% of our total revenue, respectively. For the three and nine months ended September 30, 2007, Synnex accounted for 42% and 61% of our total revenue, respectively.

Total revenue of $841,000 during the third quarter of 2008 declined significantly from the $1.5 million and $1.6 million recorded in the first and second quarters of 2008, respectively. We believe this decrease is partially attributable to the downturn in the worldwide economic situation and resulting decreases in information technology spending by corporations. Also attributing to our lower revenues during the third quarter has been our efforts to reallocate sales personnel to further focus on selling our own higher gross margin software products that were rewritten during the last twelve months and re-launched toward the end of second quarter of 2008, rather than lower gross margin third party products. We believe this transition is a necessary step toward ultimately achieving profitability and greater shareholder value despite the tradeoff of lower revenue during the third quarter of 2008.

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

During the three months ended September 30, 2008, cost of revenue from enterprise software licenses was $0, the cost of product sales of third party software and hardware was $550,000, the cost of services revenue was $30,000, and intangible asset amortization was $385,000. During the three months ended September 30, 2007, cost of revenue from product sales $468,000, while the cost of services revenue was a $79,000 and intangible asset amortization was $39,000.

Total cost of revenue of $4.0 million for the nine months ended September 30, 2008, increased 120% compared to total cost of revenue of $1.8 million for the nine months ended September 30, 2007. Cost of revenue of $2.9 million came from product sales, $68,000 from services and $1.0 million from the amortization of intangible assets during the nine months ended September 30, 2008. Product cost of revenue increased 79%, or $1.3 million, in the nine months ended September 30, 2008, when compared to the $1.6 million recorded in the nine months ended September 30, 2007. Service cost of revenue decreased 40%, or $46,000, compared to the $114,000 recorded in the nine months ended September 30, 2007. Amortization of intangible assets increased by $949,000 compared to the $91,000 recorded in the nine months ended September 30, 2007.

Our gross loss for the three months ended September 30, 2008 was $124,000, or a negative 15%, while our gross profit for the three months ended September 30, 2007 was $265,000, or 31%. Our gross loss for the nine months ended September 30, 2008 was $35,000, or negative 1%, while our gross profit for the nine months ended September 30, 2007 was $580,000, or 24%. Our gross profit percentage decrease in the three and nine months ended September 30, 2008 was primarily attributable to increased amortization of our intangible assets as a result of the merger with Saflink in February 2008, which have remaining lives between one and four years.

Operating Expenses

Total operating expenses for the three months ended September 30, 2008 increased approximately $1.5 million, or 177%, to $2.4 million from $868,000 for the three months ended September 30, 2007. Total operating expenses for the nine months ended September 30, 2008 increased approximately $3.9 million, or 200%, to $5.8 million from $1.9 million for the nine months ended September 30, 2007. These overall increases were primarily due to the merger with Saflink on February 8, 2008, which added headcount and public reporting company expenses that were not incurred during the three and nine months ended September 30, 2007.

The following table provides a breakdown of the dollar and percentage changes in operating expenses for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007 (in thousands):

	Three months		Nine Months
	$ Change	% Change	$ Change	% Change
Product development	$195	170%	$584	158%
Sales and marketing	237	70	1,148	148
General and administrative	1,107	268	2,128	271

	$1,539	177%	$3,860	200%

Product Development—Product development expenses consisted primarily of salaries, benefits, stock-based compensation, facility expense allocations, supplies and materials for software developers and quality assurance personnel. For the three months ended September 30, 2008, product development expenses were $310,000, while for the three months ended September 30, 2007 product development expenses were $115,000. For the nine months ended September 30, 2008, product development expenses were $954,000, while for the nine months ended September 30, 2007, product development expenses were $370,000. These increases were primarily related to additional software development headcount in Edmonton, Alberta, Canada and quality assurance personnel in Austin, Texas that were added during the last nine months of 2007 and early 2008. We expect our product development expenses for last quarter of 2008 to be consistent with the actual results from first three quarters of 2008.

Sales and Marketing—Sales and marketing expenses consisted primarily of salaries and commissions earned by sales and marketing personnel, stock-based compensation, facility expense allocations, trade shows, advertising and promotional expenses and travel and entertainment costs. Sales and marketing expenses were $577,000 for the three months ended September 30, 2008, while sales and marketing expenses were $340,000 for the three months ended September 30, 2007. Sales and marketing expenses were $1.9 million for the nine months ended September 30, 2008, while sales and marketing expenses were $778,000 for the nine months ended September 30, 2007. This increase was primarily related to increased compensation expense for additional sales and marketing headcount in connection with the merger with Saflink during the first quarter of 2008. We expect sales and marketing expenses to moderately increase during the last quarter of 2008 due to planned increases in sales headcount and marketing programs.

General and Administrative—General and administrative expenses consisted primarily of salaries, benefits, stock-based compensation, facility expense allocations and related costs for our executive, finance, legal, human resource, information technology and administrative personnel, professional services fees and allowances for bad debts. General and administrative expenses were $1.5 million for the three months ended September 30, 2008, while general and administrative expenses were $413,000 for the three months ended September 30, 2007. General and administrative expenses were $2.9 million for the nine months ended September 30, 2008, while general and administrative expenses were $784,000 for the nine months ended September 30, 2007. The large increase for the third quarter of 2008 was primarily related to expenses related to the transition of our CEO from Steven Oyer to Christer Bergman during July 2008. Severance expense recognized during the third quarter of 2008 for Mr. Oyer included a cash payment of $100,000 and a stock option grant to purchase 2,547,905 shares of our common stock that accounted for $532,000 of non-cash compensation expense during the quarter. In addition, as part of Mr. Bergman’s compensation package as our incoming CEO, he was paid a $50,000 cash bonus and was issued 1,000,000 shares of common stock that was valued at $150,000 and expensed fully during the third quarter of 2008.

The increases during the nine months ended September 30, 2008 when compared to the same period in 2007 were primarily related to additional compensation and related benefits, stock-based compensation and professional service fees related to the merger with Saflink during February 2008 and incremental expenses related to being a public reporting entity.

We expect our general and administrative expenses to decrease significantly in the last quarter of 2008 when compared to third quarter of 2008 because the severance and stock-based compensation expenses related to the CEO transition described above, which totaled approximately $832,000, were fully recognized during this period.

Interest expense

Interest expense for the three and nine months ended September 30, 2008 was $40,000 and $127,000, respectively. This is compared to interest expense of negative $10,000 and $103,000 for three and nine months ended September 30, 2007, respectively. Interest expense in the three and nine months ended September 30, 2008 related to promissory notes to related parties, while interest expense in the three and nine months ended September 30, 2007 primarily consisted of interest accrued on our unsecured borrowings from Key Ovation, LLC.

Other income, net

Other income for three and nine months ended September 30, 2008 was negative $4,000 and negative $3,000, respectively. This is compared to other income of $1,000 and $4,000 for three and nine months ended September 30, 2007, respectively. Other income primarily consisted of interest earned on cash and money market balances.

Liquidity and Capital Resources

We financed our operations during the nine months ended September 30, 2008 primarily from our existing working capital, a promissory note from Saflink Corporation that was issued in connection with the execution of the merger agreement in August 2007, and a promissory note from a related party secured by all of our assets. As of September 30, 2008, we had $351,000 of cash and cash equivalents and our working capital deficit was negative $3.8 million.

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, for an aggregate principal amount of up to AUD$1.75 million. On June 30, 2008, we entered into a Renewal, Modification and Extension of Promissory Note agreement with respect to this promissory note. Under the terms of the renewal agreement, the new aggregate principal amount of the promissory note, which included accrued interest through June 30, 2008, was USD$1.7 million and accrued interest at a rate of 8.0% per annum. Since the denomination was changed from Australian dollars to U.S. dollars as part of this renewal agreement, we discontinued our hedging activities related to the promissory note on June 29, 2008, with any currency gain or loss transferred into the restated principal balance.

In connection with the renewal agreement, Zaychan assigned the promissory note to Key Ovation, LLC. In addition, we entered into a Security Agreement with Key Ovation pursuant to which we granted a security interest in all of our assets to Key Ovation to secure performance and payment of the obligations under the promissory note.

On July 21, 2008, we amended the terms of the secured promissory note held by Key Ovation. Under the terms of the amendment, the aggregate principal amount of the promissory note was increased by up to an additional $400,000. On September 25, 2008, we borrowed the additional $400,000 under this secured promissory note, resulting in a new aggregate principal amount of $2.1 million, which continued to accrue interest at a rate of 8.0% per annum.

On November 10, 2008, we agreed with Key Ovation to terminate our respective rights and obligations under the secured promissory note held by Key Ovation. In connection with the termination of this promissory note, we issued a new 8% convertible secured promissory note with an aggregate principal amount of $2.2 million, due October 31, 2009, to Key Ovation to evidence the outstanding principal and accrued and unpaid interest related to the terminated promissory note. The new promissory note bears interest at 8% per annum and is convertible into shares of our common stock at $0.18 per share at Key Ovation’s option throughout the term of the note. Our obligations under the new promissory note continue to be secured by all of our assets.

Also on November 10, 2008, we entered into a credit line facility with Key Ovation pursuant to which Key Ovation agreed to make available to us a committed line of credit of up to $1.0 million. Under the line of credit, we may draw down from time to time advances up to an aggregate of $1.0 million at our sole discretion. The line of credit facility terminates on October 31, 2009, and aggregate advances may not exceed $100,000 during any one calendar month period. Key Ovation may suspend its obligations to make any further advances after January 31, 2009, if we have not completed an equity and/or debt financing for aggregate gross proceeds of at least $1.7 million. We agreed to issue to Key Ovation a warrant to purchase a number of shares of our common stock equal to 50% of the principal amount of each advance divided by 0.18 upon our receipt of each advance, with each warrant having an exercise price of $0.18 per share. Each advance will be evidenced by a convertible promissory note due twelve months from the date of issuance and will bear interest at 8% per annum. The principal and accrued and unpaid interest outstanding at any time under each promissory note will be convertible into shares of our common stock at $0.18 per share at Key Ovation’s option.

Chris Linegar, a beneficial owner of more than 10% of our common stock, is the principal member of Key Ovation. Peter A. Gilbert, our Vice Chairman and Senior Vice President of Sales and Marketing, and Mark A. Norwalk, our Chief Technology Officer, are also members of Key Ovation.

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

Other than the ability to borrow an aggregate of $100,000 per calendar month under the Key Ovation credit line, we do not have an additional credit line or borrowing facility to fund our operations. With our current working capital and the amounts available to draw down under the Key Ovation credit line, we believe we have sufficient funds to continue operations at current levels through December 31, 2008. To continue our current level of operations beyond this date we will need to obtain additional funds through the issuance of additional equity or debt securities or other sources of financing. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations. In addition, we will need to obtain additional funds through the issuance of equity or debt securities or other sources of financing to pay our obligations under the promissory notes issued to Mr. Kiphart and to pay our obligations under the Key Ovation promissory note when they become due and payable. Because our obligations under the Key Ovation promissory note are secured by all of our assets, if we default under the terms of the Key Ovation promissory note, Key Ovation may be able to foreclose its security interest and liquidate all of our assets. This would cause our operations to cease.

Our net cash used for operating activities was $2.4 million during nine months ended September 30, 2008. The net loss of $6.0 million for the first nine months of 2008 included $51,000 in non-cash interest expense, $1.2 million in stock-based compensation and $1.1 million in amortization intangible assets and depreciation.

Our net cash provided by investing activities was $511,000 during the nine months ended September 30, 2008, with $542,000 related to cash acquired in the merger, offset by $31,000 used in the acquisition of property and equipment.

Our net cash provided from financing activities was $2.2 million during the nine months ended September 30, 2008, with $2.1 million related to net proceeds from the issuance of a related party promissory note and $100,000 in proceeds from the promissory note issued to Saflink Corporation, prior to the merger. In addition, we repurchased $53,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the equity awards.

Our net cash used for operating activities was $2.4 million for the nine months ended September 30, 2007. Significant adjustments to the net loss included a decrease in accounts payable and accrued expenses of $1.2 million.

Our net cash used in investing activities was $785,000 during the nine months ended September 30, 2007, with $778,000 related to the acquisition of software products from Saflink Corporation and $7,000 related to the purchase of property and equipment.

Our net cash provided from financing activities was $2.0 million during the nine months ended September 30, 2007, with $1.2 million provided through our unsecured loan from Key Ovation and $778,000 through members’ contribution.

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

We have accumulated net losses of $10.4 million from our inception through September 30, 2008. We have continued to accumulate losses after September 30, 2008, to date, and we may be unable to generate significant revenue or any net income in the future. As of September 30, 2008, we had $351,000 of cash and cash equivalents and our working capital deficit was negative $3.8 million. Other than the ability to borrow an aggregate of $100,000 per calendar month under the Key Ovation credit line, we do not have an additional credit line or borrowing facility to fund our operations. We will need to raise additional funds through the issuance of debt or equity securities or other sources of financing for us to continue our operations beyond December 31, 2008. Even if we are successful in obtaining additional financing, if we are unable to generate sufficient cash flow from operations, we will need to seek additional funds through the issuance of additional equity or debt securities or other sources of financing. We may not be able to secure such additional financing on favorable terms, or at all. Any additional financings will likely cause substantial dilution to existing stockholders. If we are unable to obtain necessary additional financing, we may be required to reduce the scope of, or cease, our operations.

If we do not pay our obligations under a secured promissory note by October 31, 2009, the holder could foreclose its security interest and liquidate all of our assets.

On March 12, 2008, we issued a promissory note to Zaychan Pty Limited, an Australian corporation, which is secured by all of our assets and which was assigned to Key Ovation, LLC, a Texas limited liability company, on June 30, 2008. On November 10, 2008, we terminated this promissory note and issued a new convertible secured promissory note to Key Ovation for an aggregate principal amount of $2.2 million to evidence the outstanding principal and accrued and unpaid interest related to the terminated promissory note. The outstanding principal under the new promissory note accrues interest at 8.0% per annum and the principal and accrued but unpaid interest becomes due and payable on October 31, 2009. We will need to seek additional funds through the issuance of equity or debt securities or other sources of financing to pay our obligations under the secured promissory note when they become due and payable. Because our obligations under this promissory note are secured by all of our assets, if we default under the terms of this promissory note Key Ovation may be able to foreclose its security interest and liquidate all of our assets. This would cause our operations to cease.

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

As of November 10, 2008, 60,079,977 shares of our common stock were outstanding and there were a total of 6,190,518 shares of our common stock issuable upon exercise of outstanding options and warrants. The issuance of additional shares of our common stock upon the exercise of outstanding options or warrants or the issuance of restricted stock grants could cause substantial dilution to existing stockholders and could decrease the market price of our common stock due to the sale of a large number of shares of common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future.

Because they own approximately 69% of our common stock, five stockholders could significantly influence our affairs, which may preclude other stockholders from being able to influence stockholder votes or corporate actions.

Five of our stockholders (together with their affiliates), who were former members of IdentiPHI, LLC, beneficially own approximately 69% of our outstanding common stock as of November 10, 2008. Given this substantial ownership, if they decided to act together, they would be able to significantly influence the vote on those corporate matters to be decided by our stockholders.

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

Two customers accounted for 63% and 11%, respectively, of our revenue for the nine months ended September 30, 2008, while the same customer who accounted for 63% of our revenue during that period accounted for 61% of our revenue for the nine months ended September 30, 2007. A substantial reduction in revenue from any of our significant customers would adversely affect our business unless we were able to replace the revenue received from those customers. As a result of this concentration of revenue from a limited number of customers, our revenue has experienced wide fluctuations, and we may continue to experience wide fluctuations in the future. Many of our sales are not recurring sales, and quarterly and annual sales levels could fluctuate and sales in any period may not be indicative of sales in future periods.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not announced any authorization to repurchase shares of our common stock. However, from time to time we repurchase shares of unvested restricted stock from directors, employees or consultants who cease providing service to us before such shares vest. These shares are repurchased pursuant to the terms of our equity incentive plan. In addition, the terms of restricted stock awards granted under our equity incentive plan allows participants to surrender or deliver to us a portion of the newly vested shares of our common stock to satisfy tax withholding obligations that arise in connection with the vesting of those awards. These shares are repurchased at fair value market value. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of shares that May Yet Be Purchase Under Plan or Program
July 1 – July 31	3,446,579	(1)	$0.26	N/A	N/A
August 1 – August 31	24,012		0.15	N/A	N/A
September 1 – September 30	314,414		0.13	N/A	N/A

Total	3,785,005		$0.25	N/A	N/A

(1)	Includes the repurchase of 3,396,127 unvested shares on July 21, 2008, related to the separation agreement with former CEO of IdentiPHI, Steven M. Oyer.

(2)	For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of our common stock as reported on the OTC Bulletin Board on the date of such repurchase or surrender (or on the last date preceding such surrender for which such reported price exists).

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this quarterly report:

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Employment Agreement of Christer Bergman, dated August 12, 2008*	X

10.2	Employment Agreement of Carter Marantette, dated September 1, 2008*	X

10.3	Separation Agreement and Release of All Claims, dated September 25, 2008, by and between IdentiPHI, Inc. and John E. Atkinson*	X

10.4	Amendments of Secured Promissory Note, dated July 21, 2008 and August 12, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC		10-Q	10.3	0-20270	8/14/2008

10.5	Separation Agreement and Release of All Claims, dated July 21, 2008, by and between IdentiPHI, Inc. and Steven M. Oyer*		10-Q	10.4	0-20270	8/14/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IdentiPHI, Inc.

DATE: November 12, 2008	By:	/s/ JEFFREY T. DICK
Jeffrey T. Dick Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description	Filed Herewith	Form	Incorporated by Reference
				Exhibit No.	File No.	Filing Date

10.1	Employment Agreement of Christer Bergman, dated August 12, 2008*	X

10.2	Employment Agreement of Carter Marantette, dated August 12, 2008*	X

10.3	Separation Agreement and Release of All Claims, dated September 25, 2008, by and between IdentiPHI, Inc. and John E. Atkinson*	X

10.4	Amendments of Secured Promissory Note, dated July 21, 2008 and August 12, 2008, by and between IdentiPHI, Inc. and Key Ovation, LLC		10-Q	10.3	0-20270	8/14/2008

10.5	Separation Agreement and Release of All Claims, dated July 21, 2008, by and between IdentiPHI, Inc. and Steven M. Oyer*		10-Q	10.4	0-20270	8/14/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Management contract or compensatory plan or arrangement